Form 10-Q
period 2011-06-30
NOVASTAR FINANCIAL INC
filed 2011-08-11
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Registrant's Telephone Number, Including Area Code: (816) 237-7000

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
☐	☐	☐	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of the Registrant's Common Stock outstanding on August 11, 2011 was 90,353,653.

NOVASTAR FINANCIAL, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2011

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; dollars in thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$12,659	$12,582
Mortgage securities (includes CDO securities of $424 and $1,198, respectively)	5,353	5,778
Notes receivable, net of allowance of $1,047 and $1,047, respectively	3,878	3,965
Service fee receivable, net of allowance of $221 and $42, respectively	3,323	1,924
Other current assets (includes CDO other assets of $248 and $299, respectively)	5,407	3,291
Total current assets	30,620	27,540
Non-Current Assets
Property and equipment, net of depreciation	4,365	4,821
Goodwill	3,170	3,170
Other assets	2,042	2,330
Total non-current assets	9,577	10,321
Total assets	$40,197	$37,861

Liabilities and Shareholders' Deficit
Liabilities:
Current Liabilities
Accounts payable	$6,140	$4,590
Accrued expenses (includes CDO other liabilities of $248 and $0, respectively)	6,405	5,883
Dividends payable	—	50,900
Other current liabilities (includes CDO debt of $424 and $1,497, respectively)	2,026	2,103
Total current liabilities	14,571	63,476
Non-Current Liabilities
Junior subordinated notes	—	78,086
Senior notes	78,645	—
Other liabilities	2,687	2,842
Total non-current liabilities	81,332	80,928
Total liabilities	95,903	144,404

Commitments and contingencies (Note 9)

Shareholders' deficit:
Capital stock, $0.01 par value per share, 120,000,000 and 50,000,000 shares authorized, respectively:
Redeemable preferred stock, $25 liquidating preference per share ($74,750 in total); 2,990,000 shares, issued and outstanding at December 31, 2010	—	30
Convertible participating preferred stock, $25 liquidating preference per share ($52,500 in total); 2,100,000 shares, issued and outstanding at December 31, 2010	—	21
Common stock, 90,353,653 and 9,368,053 shares issued and outstanding, respectively	904	94
Additional paid-in capital	747,382	787,363
Accumulated deficit	(808,923)	(898,195)
Accumulated other comprehensive income	4,881	4,411
Total NovaStar Financial, Inc. (“NFI”) shareholders' deficit	(55,756)	(106,276)
Noncontrolling interests	50	(267)
Total shareholders' deficit	(55,706)	(106,543)
Total liabilities and shareholders' deficit	$40,197	$37,861

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; dollars in thousands, except share and per share amounts)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010
Income and Revenues:
Service fee income	$50,555	$27,453	$25,886	$17,806
Interest income - mortgage loans	—	10,848	—	—
Interest income - mortgage securities	5,640	4,498	2,622	2,390
Total	56,195	42,799	28,508	20,196

Costs and Expenses:
Cost of services	41,479	24,679	22,584	15,610
Interest expense - asset-backed bonds	—	1,416	—	—
Provision for credit losses	—	17,433	—	—
Servicing fees	—	731	—	—
Premiums for mortgage loan insurance	—	308	—	—
Selling, general and administrative expense	10,378	9,495	4,845	3,951
Gain on derecognition of securitization trusts	—	(993,131)	—	—
Other expense (income)	1,029	(303)	295	270
Total	52,886	(939,372)	27,724	19,831

Other income	253	1,011	162	217
Interest expense	(1,026)	(572)	(714)	(248)

Income before income tax expense	2,536	982,610	232	334
Income tax expense	50	628	19	216
Net income	2,486	981,982	213	118
Less: Net income (loss) attributable to noncontrolling interests	246	(699)	(244)	(138)
Net income attributable to NFI	$2,240	$982,681	$457	$256
Earnings (Loss) Per Share attributable to NFI:
Basic	$6.43	$86.93	$5.55	$(0.41)
Diluted	$6.43	$86.93	$5.55	$(0.41)
Weighted average basic shares outstanding	13,890,863	9,337,207	16,538,125	9,337,207
Weighted average diluted shares outstanding	13,890,863	9,337,207	16,538,125	9,337,207

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME
(unaudited; dollars in thousands)

	Total NFI Shareholders’ Deficit
	Redeemable Preferred Stock	Convertible Participating Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Deficit
Balance, December 31, 2010	$30	$21	$94	$787,363	$(898,195)	$4,411	$(267)	$(106,543)
Compensation recognized under stock compensation plans	—	—	—	190	—	—	—	190
Accumulating dividends on preferred stock	—	—	—	—	(8,428)	—	—	(8,428)
Distributions to noncontrolling interests	—	—	—	—	—	—	(204)	(204)
Transfer from noncontrolling interests	—	—	—	(275)	—	—	275	—
Preferred stock exchange	(30)	(21)	810	(39,896)	95,460	—	—	56,323
Comprehensive income:
Net income	—	—	—	—	2,240	—	246	2,486
Other comprehensive income	—	—	—	—	—	470	—	470
Total comprehensive income	—	—	—	—	—	—	—	2,956
Balance, June 30, 2011	$—	$—	$904	$747,382	$(808,923)	$4,881	$50	$(55,706)
								Continued

	Total NFI Shareholders’ Deficit
	Redeemable Preferred Stock	Convertible Participating Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Other	Noncontrolling Interest	Total Shareholders’ Deficit
Balance, December 31, 2009	$30	$21	$94	$786,989	$(1,868,398)	$5,111	$(70)	$(329)	$(1,076,552)
Forgiveness of founder’s promissory notes	—	—	—	—	—	—	35	—	35
Compensation recognized under stock compensation plans	—	—	—	211	—	—	—	—	211
Accumulating dividends on preferred stock	—	—	—	—	(8,051)	—	—	—	(8,051)
Other	—	—	—	—	—	—	—	(88)	(88)
Comprehensive income:
Net income (loss)	—	—	—	—	982,681	—	—	(699)	981,982
Other comprehensive income	—	—	—	—	—	275	—	—	275
Total comprehensive income	—	—	—	—	—	—	—	—	982,257
Balance, June 30, 2010	$30	$21	$94	$787,200	$(893,768)	$5,386	$(35)	$(1,116)	$(102,188)

See notes to condensed consolidated financial statements.									Concluded

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; dollars in thousands)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$2,486	$981,982
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of mortgage securities	(1,337)	(1,903)
Provision for bad debt on notes receivable	—	452
Amortization of premiums on mortgage loans	—	430
Amortization of deferred debt issuance costs and senior debentures discount	559	494
Provision for credit losses	—	17,433
Fair value adjustments of trading securities, CDO debt and contingent consideration	(498)	(475)
Gain on derecognition of securitization trusts	—	(993,131)
Gains on derivative instruments	—	(26)
Loss on disposal of fixed assets	234	5
Forgiveness of founders' promissory notes	—	35
Compensation recognized under stock compensation plans	190	211
Depreciation expense	975	369
Changes in:
Accrued interest receivable	—	1,300
Service fee receivable	(1,399)	—
Other current assets and liabilities, net	(858)	2,171
Other noncurrent assets and liabilities, net	69	(1,309)
Due to servicer	—	(5,080)
Accounts payable and accrued expenses	2,072	2,180
Net cash provided by operating activities	2,493	5,138

Cash flows from investing activities:
Proceeds from paydowns of mortgage securities	1,245	3,147
Proceeds from repayments of mortgage loans held-in-portfolio	—	15,040
Proceeds from sales of assets acquired through foreclosure	—	15,154
Restricted cash, net	214	5,192
Proceeds from paydowns of notes receivable	87	441
Issuance of notes receivable	—	(657)
Purchases of property and equipment	(753)	(8)
Acquisition of business, net of cash acquired	—	(609)
Net cash provided by investing activities	793	37,700

Cash flows from financing activities:
Payments on asset-backed bonds	—	(35,341)
Distributions to noncontrolling interests	(204)	(88)
Payments to preferred stockholders for preferred stock exchange	(3,005)	—
Other	—	(45)
Net cash used in financing activities	(3,209)	(35,474)
Net increase in cash and cash equivalents	77	7,364
Cash and cash equivalents, beginning of period	12,582	7,104
Cash and cash equivalents, end of period	$12,659	$14,468

		Continued

Supplemental Disclosure of Cash Flow Information
(unaudited; dollars in thousands)

	For the Six Months Ended June 30,
	2011	2010
Cash paid for interest	$1,424	$3,381
Cash paid for income taxes	—	257
Cash received on mortgage securities - available-for-sale with no cost basis	4,303	2,594
Non-cash investing and financing activities:
Assets acquired through foreclosure	—	6,283
Exchange of noncontrolling interests' notes receivable for contingent earnings payout	—	366
Preferred stock dividends accrued, subsequently eliminated	8,428	8,051
Transfer of assets and liabilities upon derecognition of securitization trusts:
Mortgage loans - held-in-portfolio, net of allowance	—	1,250,287
Accrued interest receivable	—	72,725
Real estate owned	—	55,309
Asset-backed bonds secured by mortgage loans	—	2,235,633
Due to servicer	—	131,772
Other liabilities	—	4,047
Exchange of redeemable preferred stock and convertible participating preferred stock:
Elimination of accrued dividends	59,328	—
Cancellation of redeemable preferred stock	30	—
Cancellation of convertible participating preferred stock	21	—
Issuance of common stock	810	—
Decrease of additional paid-in capital	39,896	—
Decrease of accumulated deficit	95,460	—

See notes to condensed consolidated financial statements.		Concluded

NOVASTAR FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the period ended June 30, 2011 (Unaudited)

Note 1. Financial Statement Presentation

Description of Operations - NovaStar Financial, Inc. and its subsidiaries (“NFI” or the “Company”) own 88% of StreetLinks LLC (“StreetLinks”), a national residential appraisal and mortgage real estate valuation management services company. StreetLinks charges a fee for services which is collected from lenders and borrowers. The majority of StreetLinks' business is generated from the management of the appraisal process for its customers. Most of the fee is passed through to independent residential appraisers. StreetLinks retains a portion of the fee to cover its costs of managing the process of fulfilling the appraisal order and performing a quality control review of all appraisals. StreetLinks also provides other real estate valuation management services, such as field reviews and value validation.

The Company owns 78% of Advent Financial Services LLC (“Advent”). The Company originally purchased 70% of Advent; the additional 8% was acquired subsequently from noncontrolling interest holders. Advent, along with its distribution partners, provides financial settlement services, mainly for income tax preparation businesses, and also provides access to tailored banking accounts, small dollar banking products and related services to meet the needs of low and moderate income level individuals. Advent is not a bank, but it acts as an intermediary for banking products on behalf of other banking institutions.

A primary distribution channel of Advent's bank products is through settlement services to electronic income tax return originators. Advent provides a process for the originators to collect refunds from the Internal Revenue Service, distribute fees to various service providers and deliver the net refund to individuals. Individuals may elect to have the net refund dollars deposited to a banking account offered through Advent (developed on a prepaid debit card platform). Individuals also have the option to have the net refund dollars paid by check or to an existing bank account. Regardless of the settlement method, Advent receives a fee for providing the settlement service. Advent also distributes its banking products via other methods, including through employers and employer service organizations. Advent also receives fees from banking institutions for services related to the use of the funds deposited to Advent-offered banking accounts.

On June 23, 2011, the Company completed the exchange of all outstanding shares of the Company's 9.00% Series D1 Mandatory Convertible Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”), for an aggregate of 37,162,000 shares of newly-issued common stock of the Company, par value $0.01 per share (the “Common Stock”), and $1.4 million in cash (the “Series D Exchange”). Completion of the Series D Exchange eliminated the Company's obligations with respect to outstanding and future preferred dividends and the preferred liquidating preference related to the Series D Preferred Stock. See Note 3 to the condensed consolidated financial statements for further details.

On June 27, 2011, the Company completed its exchange offer (the “Series C Offer”) for the outstanding shares of publicly-held 8.90% Series C Cumulative Redeemable Preferred Stock of the Company, par value $0.01 per share (“Series C Preferred Stock”). The Series C Offer resulted in the exchange of 43,823,600 shares of the Company's common shares and $1.6 million of cash for all of the Series C Preferred Stock. Completion of the Series C Offer eliminated the Company's obligations with respect to outstanding and future preferred dividends and the preferred liquidating preference related to the Series C Preferred Stock. Together, the Series C Offer and the Series D Exchange constitute the Company's recapitalization of its outstanding preferred stock (the “Recapitalization”). See Note 3 to the condensed consolidated financial statements for further details.

On March 22, 2011, the Company completed an exchange of its junior subordinated debentures for senior debentures ("Debt Exchange"). See Note 8 to the condensed consolidated financial statements for further details.

During the six months ended June 30, 2011, the Company incurred expenses for professional services related to the Recapitalization and Debt Exchange totaling approximately $2.4 million. The services included the engagements for the Company's legal counsel, financial advisor, independent accountants and transfer agent. Additionally, these expenses included the costs of printing and filing material for shareholders.

During 2010, StreetLinks completed the acquisition of 51% of Corvisa LLC (“Corvisa”). Corvisa is a technology company that develops and markets its software products to mortgage lenders. Its primary product is a self-managed appraisal solution for lenders to manage their appraisal process. Other products include analytical tools for the lender to manage their mortgage origination business.

Prior to 2008, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage-backed securities. The Company retained, through its mortgage securities investment portfolio, significant interests in the nonconforming loans it originated and purchased, and through its servicing platform, serviced all of the loans in which it retained interests. The Company continues to hold nonconforming residential mortgage securities.

During January 2010, events occurred that required the Company to reconsider the accounting for three consolidated loan trusts

- NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1. Upon reconsideration, the Company determined that all requirements for derecognition were met under applicable accounting guidelines at the time of the reconsideration event. As a result, the Company derecognized the assets and liabilities of the trusts on January 25, 2010 and recorded a gain during the year ended December 31, 2010 of $993.1 million. These transactions are discussed in greater detail in Note 18 to the condensed consolidated financial statements. The Company's collateralized debt obligation (“CDO”) is the only trust that is consolidated in the financial statements as of June 30, 2011 and December 31, 2010.

Financial Statement Presentation - The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the period. The Company uses estimates and judgments in establishing the fair value of its mortgage securities, contingent consideration for payments to Corvisa noncontrolling interest holders, notes receivable, goodwill, CDO debt and in estimating appropriate accrual rates on mortgage securities to recognize interest income. While the condensed consolidated financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ significantly from those estimates.

Revenue Recognition. Service fee revenues consist primarily of fees for real estate valuation management services provided by StreetLinks. Fees are recognized in the period in which the product is delivered to the customer. Deferred revenue is recorded when payments are received in advance of performing our service obligations and is recognized in accordance with the above criteria. StreetLinks is the principal in its appraisal management transactions with customers and, therefore, service fee revenues are recorded on a gross basis.

Cash equivalents consist of liquid investments with an original maturity of three months or less. Amounts due from banks and credit card companies of $0.6 million and $0.2 million for the settlement of credit card transactions are included in cash and cash equivalents as of June 30, 2011 and December 31, 2010, respectively, as they are generally collected within three business days. Cash equivalents are stated at cost, which approximates fair value.
The condensed consolidated financial statements of the Company include the accounts of all wholly-owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
The Company's condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements.
The Company's condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Business Plan and Liquidity - Management is developing its operating entities by increasing market share and introducing new products and distribution channels and is exploring additional investments in operating companies.

The Company had $12.7 million in cash and cash equivalents as of June 30, 2011, which was an increase of $0.1 million from December 31, 2010. In addition to the Company's operating expenses, the Company has quarterly interest payments due on its senior debentures. The Company's current projections indicate sufficient available cash and cash flows from operations and its mortgage securities to meet these payment needs.

The Company continues its strategy of developing StreetLinks and significantly increasing its order volume. For the six and three months ended June 30, 2011, StreetLinks had revenues of $44.0 million and $25.2 million, respectively, as compared to $27.5 million and $17.8 million, respectively, for the six and three months ended June 30, 2010. StreetLinks had significant growth during 2010 and for the six months ended June 30, 2011 with the addition of new customers. Infrastructure changes and added efficiencies gained through automation have decreased expenses relative to the increased production.

During the six and three months ended June 30, 2011, the Company received $5.5 million and $2.5 million, respectively, in cash on our mortgage securities portfolio, compared to $5.2 million and $2.4 million, respectively, during the six and three months ended June 30, 2010. During the six and three months ended June 30, 2011, the Company used cash to pay for corporate and administrative costs and made a distribution to the noncontrolling interests of StreetLinks.

For the six and three months ended June 30, 2011, Advent had revenues of $6.5 million and $0.7 million, respectively, but had minimal activity for the same periods in 2010 as it was in the start-up phase.

As of June 30, 2011, the Company had working capital of $16.0 million as compared to a working capital deficiency of $35.9 million as of December 31, 2010, the increase of approximately $52.0 million was mainly attributable to dividends payable being eliminated as part of the Recapitalization. The accrued and unpaid dividends on the outstanding Series C Preferred Stock and the outstanding Series D Preferred Stock were eliminated through the Recapitalization. See Note 3 to the condensed consolidated financial statements for further details.

The Company's consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations and realization of assets, liabilities and commitments in the normal course of business. Management believes that its current operations and its cash availability are sufficient for the Company to discharge its liabilities and meet its commitments in the normal course of business.

Note 2. New Accounting Pronouncements

In April 2011, the FASB issued A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring. The update provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company does not believe that this guidance will have a significant impact on its consolidated financial statements.

In May 2011, the FASB issued Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The update provides common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value,” which will provide greater comparability of fair value measurements presented and disclosed in financial statements. The amendments in the update are effective for interim and annual periods beginning after December 15, 2011, and therefore will be applicable to the Company for the first quarter of 2012. The Company does not believe that this guidance will have a significant impact on its consolidated financial statements.

In June 2011, the FASB issued Presentation of Comprehensive Income, which revises how entities present comprehensive income in their financial statements.  The guidance updates the presentation requirements for reporting the components of comprehensive income and requires that it is reported in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  In a continuous statement of comprehensive income, an entity would be required to present the components of the income statement as presented today, along with the components of other comprehensive income.  In the two-statement approach, an entity would be required to present a statement that is consistent with the income statement format used today, along with a second statement, which would immediately follow the income statement that would include the components of other comprehensive income.  The guidance is effective for periods beginning after December 15, 2011. The adoption of this guidance will not have a significant impact on the Company's financial statements as it only requires enhanced disclosures. The Company has not determined which statement format it will adopt.

Note 3. Recapitalization of Preferred Stock.

Series D Exchange. On June 23, 2011, the Company completed the exchange of all outstanding shares of the Company's Series D Preferred Stock for an aggregate of 37,162,000 shares of newly-issued Common Stock and $1.4 million in cash. Completion of this exchange eliminated the the Series D Preferred Stock and Company's obligations with respect to outstanding and future preferred dividends and the preferred liquidating preference related to the Series D Preferred Stock. As of June 23, 2011, there were accrued and unpaid dividends of approximately $34.5 million on the Series D Preferred Stock and the aggregate liquidating preference was $52.5 million.

The shares of Common Stock issued in the exchange were issued pursuant to an exemption from registration under Regulation D of the Securities Act of 1933, as amended, and therefore are "restricted securities." The Company entered into a registration rights agreement with the holders of Series D Preferred Stock (the "Series D Holders") which obligates the Company to register the Common Stock when the restrictions are lifted. Under the terms of the Series D exchange, the Series D Holders are generally not permitted to sell or transfer the Common Stock for three years from issuance. However, the restriction may be lifted earlier if an ownership change occurs which results in the loss of the Company's existing net operating loss carryforwards ("NOLs") or if the board of directors determines that the Company's NOLs will not be realized in whole or in part.

Series C Offer. On June 27, 2011, the Company completed the exchange offer for all the outstanding shares of the Series C Preferred Stock for an aggregate of 43,823,600 shares of Common Stock and $1.6 million of cash. Completion of the transaction eliminated the Series C Preferred Stock and the Company's obligations with respect to outstanding and future preferred dividends and the preferred liquidating preference related to the Series C Preferred Stock. As of June 27, 2011, there were accrued and unpaid dividends of approximately $24.8 million on the Series C Preferred Stock and the aggregate liquidating preference was $74.8 million.

Note 4. Mortgage Securities

Mortgage securities consist of securities classified as available-for-sale and trading as of June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
Mortgage securities - available-for-sale	$4,929	4,580
Mortgage securities - trading	424	1,198
Total mortgage securities	$5,353	$5,778

As of June 30, 2011 and December 31, 2010, mortgage securities - available-for-sale consisted entirely of the Company's investment in the residual securities issued by securitization trusts sponsored by the Company, but did not include the NHEL 2006-1, NHEL 2006-MTA1, NHEL 2007-1 and NMFT Series 2007-2 residual securities, which were designated as trading. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds. See Note 10 to the condensed consolidated financial statements for details on the Company's fair value methodology.

The following table presents certain information on the Company's portfolio of mortgage securities - available-for-sale as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	Cost Basis	Unrealized Gain	Estimated Fair Value	Average Yield (A)
As of June 30, 2011	48	4,881	4,929	2,060.0%
As of December 31, 2010	169	4,411	4,580	483.2

(A)    The average yield is calculated from the cost basis of the mortgage securities and does not give effect to changes in fair value that are reflected as a component of shareholders' deficit.

There were no other-than-temporary impairments relating to mortgage securities - available-for-sale for the six and three months ended June 30, 2011 and 2010.

Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments.

As of June 30, 2011 and December 31, 2010, mortgage securities - trading consisted of the NHEL 2006-1, NHEL 2006-MTA1, NHEL 2007-1 and NMFT Series 2007-2 residual securities and subordinated securities retained by the Company from securitization transactions as well as subordinated securities purchased from other issuers in the open market. Refer to Note 10 for a description of the valuation methods as of June 30, 2011 and December 31, 2010.

The following table summarizes the Company's mortgage securities - trading as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	Original Face	Amortized Cost Basis	Fair Value	Average Yield (A)
As of June 30, 2011
Subordinated securities pledged to CDO	$369,507	$57,410	$424
Other subordinated securities	215,280	—	—
Total	$584,787	$57,410	$424	1.83%

As of December 31, 2010
Subordinated securities pledged to CDO	$369,507	$73,900	$1,198
Other subordinated securities	215,280	—	—
Total	$584,787	$73,900	$1,198	1.96%

(A) Calculated from the ending fair value of the securities.

The Company recognized net trading losses of $1.0 million for the six and three months ended June 30, 2011 and net trading losses of $0.1 million and $0.3 million for the six and three months ended June 30, 2010, respectively. These amounts are included in the other expense line on the Company's condensed consolidated statements of operations.

Note 5. Notes Receivable and Allowance for Doubtful Accounts

The Company has made loans to independent entities that have used the proceeds to finance current and on-going operations. Notes receivable are considered impaired, based on current information and events, if it is probable that we will be unable to collect all amounts due that are contractually obligated. The Company determines the required allowance for doubtful accounts using information such as the borrower's financial condition and economic trends and conditions. Recognition of income is suspended and the loan is placed on non-accrual status when management determines that collection of future income is not probable. Accrual is resumed, and previously suspended income is recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded against the receivable and then to any unrecognized income.
The Company charges off uncollectible notes receivable when repayment of contractually-obligated amounts is not deemed to be probable. There were no amounts charged off during the six and three months ended June 30, 2011 or 2010. Due to the low number of notes receivable, the Company evaluates each note individually for collectability rather than analyzing by class or credit quality indicator. As a result of this review, there were no provisions made for credit losses for the six and three months ended June 30, 2011 and a provision made for credit losses of $0.5 million during the six months ended June 30, 2010. There were no additional provisions made for credit losses for the three months ended June 30, 2010. The Company had no modifications of notes receivable agreements for the six and three months ended June 30, 2011 and 2010.
The Company has a note receivable due from an entity with which it is currently in litigation. The gross balance of this note receivable was $4.4 million as of June 30, 2011 and December 31, 2010. This note receivable could become completely impaired dependent upon the outcome of the litigation and the financial means of the entity to repay the note.
For the remaining notes receivable outstanding as of June 30, 2011, $0.2 million was current and $0.3 million was 90 days or more past due and still accruing. As of December 31, 2010, the remaining $0.6 million of notes receivable was 90 days or more past due and still accruing.
Activity in the allowance for credit losses on notes receivable is as follows for the six and three months ended June 30, 2011 and 2010 (dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010
Balance, beginning of period	$1,047	$300	$1,047	$743
Provision for credit losses	—	452	—	—
Charge-offs	—	(9)	—	—
Balance, end of period	$1,047	$743	$1,047	$743

Note 6. Property and Equipment, Net

All of the Company's property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives of the assets are leasehold improvements, lesser of 5 years or remaining lease term, furniture and fixtures, 5 years, office and computer equipment, 3 to 5 years, and software, 3 years.

Maintenance and repairs are charged to expense. Major renewals and improvements are capitalized. Gains and losses on dispositions are credited or charged to earnings as incurred. Depreciation and amortization expense relating to property and equipment was $1.0 million and $0.5 million for the six and three months ended June 30, 2011, as compared to $0.4 million and $0.2 million for the six and three months ended June 30, 2010, respectively.

The following table shows the Company's property and equipment, net as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011	December 31, 2010
Furniture, fixtures and office equipment	$812	$803
Hardware and computer equipment	2,224	2,148
Software	6,014	5,794
Leasehold improvements	275	258
Total Cost	9,325	9,003
Less: Accumulated depreciation and amortization	(4,960)	(4,182)
Property and equipment, net	$4,365	$4,821

Note 7. Goodwill

As of June 30, 2011 and December 31, 2010, goodwill totaled $3.2 million. Goodwill is tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value. For tax purposes, the goodwill is included in the Company's basis in its investment in StreetLinks as it is a limited liability company. Therefore, it will be non-deductible for tax purposes as long as the Company holds its investment in StreetLinks.

Goodwill activity is as follows for the six and three months ended June 30, 2011 and 2010 (dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010
Balance, beginning of period	$3,170	$—	$3,170	$—
Advent acquisition	—	—	—	—
StreetLinks earnings target payment	—	975	—	975
Balance, end of period	$3,170	$975	$3,170	$975

Note 8. Borrowings

Senior Notes

In an effort to improve the Company's liquidity position, on March 22, 2011, the Company entered into agreements that cancelled then existing $78.1 million aggregate principal amount of junior subordinated notes (the “Junior Subordinated Notes”). The Junior Subordinated Notes were replaced by unsecured senior notes pursuant to three indentures (collectively, the “Senior Notes”). The aggregate principal amount of the Senior Debentures is $85.9 million, which is a 10% increase over the principal of the Junior Subordinated Notes. The Senior Notes accrue interest at a rate of 1% until the earlier of (a) the completion of an equity offering by the Company or its subsidiaries that results in proceeds of $40 million or more or (b) January 1, 2016. Thereafter, the Senior Notes will accrue interest at a rate of three-month LIBOR plus 3.5% (the “Full Rate”). The Senior Notes mature on March 30, 2033.

The indentures governing the Senior Notes (the “Indentures”) contain certain restrictive covenants (the “Negative Covenants”) subject to certain exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit the Company and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring shares of the Company or its subsidiaries, making payment on debt securities of the Company that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in its subsidiaries or all or substantially all of the assets of its subsidiaries. At any time that the Senior Notes accrue interest at the Full Rate and the Company satisfies certain financial covenants (the “Financial Covenants”), the Negative Covenants will not apply. Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95%.

“Tangible Net Worth” is defined in the Indentures as “(i) the shareholder equity (deficit) of the Company and its consolidated subsidiaries calculated in accordance with GAAP as in effect on the date of determination minus (ii) the intangibles of the Company and its consolidated subsidiaries including, without limitation, goodwill, trademarks, trade names, copyrights, patents, patent applications, licenses, and rights in any of the foregoing and other items treated as intangibles in accordance with GAAP as in effect on the date hereof.”

“Interest Coverage Ratio,” is defined in the Indentures as “the ratio of (i) the aggregate amount of EBITDA of the Company and its consolidated subsidiaries for the most recent twelve months to (ii) Interest Charges for such twelve months,” as of any date of determination.

“Leverage Ratio,” is defined in the Indentures as “the ratio of (i) the aggregate amount of Debt of the Company and its consolidated subsidiaries to (ii) the sum of (a) the aggregate amount of Debt of the Company and its consolidated subsidiaries and (b) the Tangible Net Worth of the Company and its consolidated subsidiaries,” as of any date of determination.

The terms “Company,” “GAAP,” “EBITDA,” “Interest Charges” and “Debt” as used in definitions of “Tangible Net Worth,” “Interest Coverage Ratio” and “Leverage Ratio” above shall have the meanings set forth in the Indentures.

The Company was in compliance with all covenants as of June 30, 2011 and compliance with the covenants did not have a material impact on the Company's financial flexibility.

For accounting purposes the Debt Exchange transactions were considered a modification of a debt instrument as opposed to an extinguishment and new debt. Therefore, the principal amount of the debt will be accreted up to the new principal balance of $85.9 million using the effective interest method.

Junior Subordinated Notes

Prior to March 22, 2011, NFI's wholly-owned subsidiary NovaStar Mortgage, Inc. (“NMI”) had approximately $78.1 million in principal amount of unsecured notes (collectively, the “Notes”) outstanding to NovaStar Capital Trust I and NovaStar Capital Trust II (collectively, the “Trusts”) which secured trust preferred securities issued by the Trusts. $50.0 million of the principal amount had maturity dates in March 2035 and the remaining $28.1 million had maturity dates in June 2036. NFI had guaranteed NMI's obligations under the Notes. The Notes required quarterly distributions of interest to the holders at a rate equal to 1.0% per annum. As discussed above, the Junior Subordinated Notes were exchanged for Senior Notes and the Trusts were dissolved.

Note 9. Commitments and Contingencies

The Company has received indemnification and loan repurchase demands with respect to alleged violations of representations and warranties (“defects”) made in loan sale and securitization agreements. These demands have been received substantially beginning in 2006 and have continued into 2011. Prior to the Company ceasing the origination of loans in its mortgage lending business, it sold loans to securitization trusts and other third parties and agreed to repurchase a loan due to missing documentation or breaches of representations or warranties made in sale documents that materially adversely affected the value of the loan.

Beginning in 1997 and ending in 2007, affiliates of the Company sold loans to securitization trusts and third parties with the potential of such repurchase obligations. The aggregate original principal balance of these loans was $43.1 billion at the time of sale or securitization. The remaining principal balance of these loans is not available as these loans are serviced by third parties, may have been refinanced, sold or liquidated. During 2010 and the six months ended June 30, 2011, the Company has received claims to repurchase loans with original principal balances of approximately $29.6 million. These claims have not been acknowledged as valid by the Company. In some cases, claims were made against affiliates of the Company that have ceased operations and have no or limited assets. Therefore, NovaStar Financial, Inc. is not obligated under the contracts forming the basis for the claims. The Company has not repurchased any loans in 2010 or 2011.

Historically, repurchases of loans or indemnification of losses where a loan defect has been alleged have been insignificant and any future losses for alleged loan defects have not been deemed to be probable or reasonably estimable; therefore, the Company has recorded no reserves related to these claims. The Company does not use internal groupings for purposes of determining the status of these loans. The Company is unable to develop an estimate of the maximum potential amount of future payments related to repurchase demands because the Company does not have access to information relating to loans sold and securitized, the number or amount of claims deemed probable of assertion is not known nor is it reasonably estimated. Further, the validity of claims received remains questionable. Also, considering that the Company completed its last sale or securitization of loans during 2007, the Company believes that it will be difficult for a claimant to successfully validate any additional repurchase demands. Management does not expect that the potential impact of claims will be material to the Company's financial statements.

The Company has also entered into an agreement that requires it to pay a vendor a minimum of $0.3 million during the first quarter of 2012 if certain services are provided by the vendor.
Pending Litigation.
The Company is a party to various legal proceedings, all of which, except as set forth below, are of an ordinary, routine nature,

including, but not limited to, breach of contract claims, tort claims, and claims for violations of federal and state consumer protection laws.
Due to the uncertainty of any potential loss due to pending litigation and due to the Company's belief that an adverse ruling is not probable for the below-described claims, the Company has not accrued a loss contingency related to the following matters in its condensed consolidated financial statements. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of management, other than those proceedings described in detail below, such proceedings and actions should not, individually, or in the aggregate, have a material adverse effect on the Company's financial condition and liquidity. However, a material adverse outcome in one or more of these proceedings could have a material adverse impact on the results of operations in a particular quarter or fiscal year.
On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case include NovaStar Mortgage Funding Corporation (“NMFC”) and its individual directors, several securitization trusts sponsored by the Company, and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. Plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff's claims, which the Court granted, with leave to amend, on March 31, 2011. Plaintiff filed a second amended complaint on May 16, 2011, and the Company has again filed a motion to dismiss. Plaintiff has not yet responded to the motion. The Company cannot provide an estimate of the range of any loss. The Company believes that it has meritorious defenses to the case and expects to defend the case vigorously.
On December 31, 2009, ITS Financial, LLC (“ITS”) filed a complaint against Advent and the Company alleging a breach of contract by Advent for a contract for services related to tax refund anticipation loans and early season loans. ITS does business as Instant Tax Service. The defendants moved the case to the United States District Court for the Southern District of Ohio. The complaint alleges that the Company worked in tandem and as one entity with Advent in all material respects. The complaint also alleges fraud in the inducement, tortious interference by the Company with the contract, breach of good faith and fair dealing, fraudulent and negligent misrepresentation, and liability of the Company by piercing the corporate veil and joint and several liability. The plaintiff references a $3.0 million loan made by the Company to plaintiff and seeks a judgment declaring that this loan be subject to an offset by the plaintiff's damages. On September 13, 2010, the Court denied the Company's motion to transfer the case to the United States District Court for the Western District of Missouri, and on September 29, 2010, the Company answered the complaint and made a counterclaim against the plaintiff for plaintiff's failure to repay the loan. On February 21, 2011, the Company amended its counterclaim, asserting additional claims against the plaintiff. The Company cannot provide an estimate of the range of any loss. The Company believes that it has meritorious defenses to this case and expects to vigorously defend the case and pursue its counterclaims.
On July 9, 2010 and on February 11, 2011, Cambridge Place Investment Management, Inc. filed complaints in the Suffolk, Massachusetts Superior Court against NMFC and numerous other entities seeking damages on account of losses associated with residential mortgage-backed securities purchased by plaintiff's assignors. The complaints allege untrue statements and omissions of material facts relating to loan underwriting and credit enhancement. The complaints also allege a violation of Section 410 of the Massachusetts Uniform Securities Act, (Chapter 110A of the Massachusetts General Laws). Defendants have removed the cases to the United States District Court for the District of Massachusetts, and plaintiff has filed motions to remand the cases back to state court. This litigation is in its early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that NMFC has meritorious defenses to these claims and expects that the cases will be defended vigorously.
On June 20, 2011, the National Credit Union Administration Board, as liquidating agent of U.S. Central Federal Credit Union, filed an action against NMFC and numerous other defendants in the United States District Court for the District of Kansas, claiming that the defendants issued or underwrote residential mortgage-backed securities pursuant to allegedly false or misleading registration statements, prospectuses, and/or prospectus supplements. The complaint has not been served to NMFC. The Company cannot provide an estimate of the range of any loss, and believes that NMFC has meritorious defenses to the case and expects it to defend the case vigorously if properly served.
Note 10. Fair Value Accounting

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

These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1-Quoted prices for identical instruments in active markets.

•
Level 2-Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3-Instruments whose significant value drivers are unobservable.

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

The following tables present for each of the fair value hierarchy levels, the Company's assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (dollars in thousands).

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage securities - trading	$424	$—	$—	$424
Mortgage securities - available-for-sale	4,929	—	—	4,929
Total assets	$5,353	$—	$—	$5,353

Liabilities:
Asset-backed bonds secured by mortgage securities	$424	$—	$—	$424
Contingent consideration (A)	300	—	—	300
Total liabilities	$724	$—	$—	$724

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

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage securities - trading	$1,198	$—	$—	$1,198
Mortgage securities - available-for-sale	4,580	—	—	4,580
Total assets	$5,778	$—	$—	$5,778

Liabilities:
Asset-backed bonds secured by mortgage securities	$1,198	$—	$—	$1,198
Contingent consideration (A)	450	—	—	450
Total liabilities	$1,648	$—	$—	$1,648

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

The following tables provide a reconciliation of the beginning and ending balances for the Company's mortgage securities - trading which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six and three months ended June 30, 2011 and 2010 (dollars in thousands):

	Cost Basis	Unrealized Loss	Estimated Fair Value of Mortgage Securities
As of December 31, 2010	$73,900	$(72,702)	$1,198
Increases (decreases) to mortgage securities - trading
Accretion of income	701		701
Proceeds from paydowns of securities	(488)	—	(488)
Other than temporary impairments	(16,703)	16,703	—
Mark-to-market value adjustment	—	(987)	(987)
Net (decrease) increase to mortgage securities - trading	(16,490)	15,716	(774)
As of June 30, 2011	$57,410	$(56,986)	$424

	Cost Basis	Unrealized Loss	Estimated Fair Value of Mortgage Securities
As of December 31, 2009	$104,013	$(102,926)	$1,087
Increases (decreases) to mortgage securities - trading
Accretion of income	504	—	504
Proceeds from paydowns of securities	(423)	—	(423)
Other than temporary impairments	(23,417)	23,417	—
Mark-to-market value adjustment	—	(89)	(89)
Net (decrease) increase to mortgage securities - trading	(23,336)	23,328	(8)
As of June 30, 2010	$80,677	$(79,598)	$1,079

	Cost Basis	Unrealized Loss	Estimated Fair Value of Mortgage Securities
As of March 31, 2011	$57,313	$(55,955)	$1,358
Increases (decreases) to mortgage securities - trading
Accretion of income	326	—	326
Proceeds from paydowns of securities	(229)	—	(229)
Mark-to-market value adjustment	—	(1,031)	(1,031)
Net (decrease) increase to mortgage securities - trading	97	(1,031)	(934)
As of June 30, 2011	$57,410	$(56,986)	$424

	Cost Basis	Unrealized Loss	Estimated Fair Value of Mortgage Securities
As of March 31, 2010	$88,188	$(87,404)	$784
Increases (decreases) to mortgage securities - trading
Accretion of income	228	—	228
Proceeds from paydowns of securities	(196)	—	(196)
Other than temporary impairments	(7,543)	7,543	—
Mark-to-market value adjustment	—	263	263
Net (decrease) increase to mortgage securities - trading	(7,511)	7,806	295
As of June 30, 2010	$80,677	$(79,598)	$1,079

The following tables provide a reconciliation of the beginning and ending balances for the Company's mortgage securities - available-for-sale which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six and three months ended June 30, 2011 and 2010 (dollars in thousands):

	Cost Basis	Unrealized Gain	Estimated Fair Value of Mortgage Securities
As of December 31, 2010	$169	$4,411	$4,580
Increases (decreases) to mortgage securities - available-for-sale
Accretion of income (A)	636	—	636
Proceeds from paydowns of securities (A) (B)	(757)	—	(757)
Mark-to-market value adjustment	—	470	470
Net (decrease) increase to mortgage securities - available-for-sale	(121)	470	349
As of June 30, 2011	$48	$4,881	$4,929

(A) Cash received on mortgage securities with no cost basis was $4.3 million for the six months ended June 30, 2011.
(B) For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the balance sheet reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts. As of June 30, 2011, the Company had no receivables from securitization trusts.

	Cost Basis	Unrealized Gain	Estimated Fair Value of Mortgage Securities
As of December 31, 2009	$1,794	$5,109	$6,903
Increases (decreases) to mortgage securities - available-for-sale
Accretion of income (A)	1,399	—	1,399
Proceeds from paydowns of securities (A) (B)	(2,724)	—	(2,724)
Mark-to-market value adjustment	—	275	275
Net (decrease) increase to mortgage securities - available-for-sale	(1,325)	275	(1,050)
As of June 30, 2010	$469	$5,384	$5,853

(A) Cash received on mortgage securities with no cost basis was $2.6 million for the six months ended June 30, 2010.
(B) For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the balance sheet reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts. As of June 30, 2010, the Company had no receivable due from securitization trusts.

	Cost Basis	Unrealized Gain	Estimated Fair Value of Mortgage Securities
As of March 31, 2011	$62	$4,238	$4,300
Increases (decreases) to mortgage securities - available-for-sale
Accretion of income (A)	409	—	409
Proceeds from paydowns of securities (A) (B)	(423)	—	(423)
Mark-to-market value adjustment	—	643	643
Net (decrease) increase to mortgage securities - available-for-sale	(14)	643	629
As of June 30, 2011	$48	$4,881	$4,929

(A) Cash received on mortgage securities with no cost basis was $1.9 million for the three months ended June 30, 2011.
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

	Cost Basis	Unrealized Gain	Estimated Fair Value of Mortgage Securities
As of March 31, 2010	$652	$6,214	$6,866
Increases (decreases) to mortgage securities - available-for-sale
Accretion of income (A)	971	—	971
Proceeds from paydowns of securities (A) (B)	(1,154)	—	(1,154)
Mark-to-market value adjustment	—	(830)	(830)
Net (decrease) increase to mortgage securities - available-for-sale	(183)	(830)	(1,013)
As of June 30, 2010	$469	$5,384	$5,853

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

The following tables provide a reconciliation of the beginning and ending balances for the Company's contingent consideration liability which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six and three months ended June 30, 2011 and 2010 (dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010
Balance, beginning of period	$450	$—	$450	$—
Fair value adjustment	(150)	—	(150)	—
Balance, end of period	$300	$—	$300	$—

The following table provides a summary of the impact to earnings for the six and three months ended June 30, 2011 and 2010 from the Company's assets and liabilities which are measured at fair value on a recurring and nonrecurring basis (dollars in thousands):

		Fair Value Adjustments For the Six Months Ended June 30,		Fair Value Adjustments For the Three Months Ended June 30,
Asset or Liability Measured at Fair Value	Fair Value Measurement Frequency	2011	2010	2011	2010	Statement of Operations Line Item Impacted
Mortgage securities - trading	Recurring	$(987)	$91	$(1,031)	$(264)	Other income (expense)
Mortgage securities - available-for-sale (A)	Recurring	—	—	—	—	Other income (expense)
Real estate owned (B)	Nonrecurring	—	(178)	—	—	Provision for credit losses
Derivative instruments, net (B)	Recurring	—	157	—	—	Other income (expense)
Contingent consideration (C)	Nonrecurring	150	—	150	—	Other income (expense)
Asset-backed bonds secured by mortgage securities	Recurring	1,335	566	1,113	32	Other income (expense)
Total fair value losses		$498	$636	$232	$(232)

(A)    The Company did not have any impairments relating to mortgage securities - available-for-sale for the six and three months ended June 30, 2011 and 2010.
(B) The Company did not hold any real estate owned or derivative instruments as of June 30, 2011.
(C)    The contingent consideration represents the estimated fair value of the additional potential earn-out opportunity payable in connection with our acquisition of Corvisa that is contingent and based upon certain future earnings targets.

Valuation Methods

Mortgage securities - trading. Trading securities are recorded at fair value with gains and losses, realized and unrealized, included in earnings. The Company uses the specific identification method in computing realized gains or losses. The Company estimates fair value based on the present value of expected future cash flows using management's best estimates of credit losses, prepayment rates, forward yield curves, and discount rates, commensurate with the risks involved. Due to the unobservable inputs used by the Company in determining the expected future cash flows, the Company determined its valuation methodology for residual securities would qualify as Level 3.

Mortgage securities - available-for-sale. Mortgage securities classified as available-for-sale are reported at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income. To the extent that the cost basis of mortgage securities exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. The specific identification method is used in computing realized gains or losses. The Company uses the discount rate methodology for determining the fair value of its residual securities. The fair value of the residual securities is estimated based on the present value of future expected cash flows to be received. Management's best estimate of key assumptions, including credit losses, prepayment speeds, the market discount rates and forward yield curves commensurate with the risks involved, are used in estimating future cash flows.

Derivative instruments. The fair value of derivative instruments is estimated by discounting the projected future cash flows using appropriate market rates.

Asset-backed bonds secured by mortgage securities. See discussion under “Fair Value Option for Financial Assets and Financial Liabilities.”

Real estate owned. Real estate owned is carried at the lower of cost or fair value less estimated selling costs. The Company estimates fair value at the asset's liquidation value less selling costs using management's assumptions which are based on historical loss severities for similar assets.

Fair Value Option for Financial Assets and Financial Liabilities

The Company elected the fair value option for asset-backed bonds issued from the CDO to help reduce earnings volatility which otherwise would arise if the accounting method for this debt was not matched with the fair value accounting for the related mortgage securities. The asset-backed bonds which are being carried at fair value are included in the “Other current liabilities” line item on the condensed consolidated balance sheets. The Company recognized fair value adjustments of $1.3 million and $1.1 million for the six and three months ended June 30, 2011 as compared to $0.6 million for the six months ended June 30, 2010, which is included in the “Other expenses” line item on the condensed consolidated statements of operations. There was a nominal amount of fair value adjustments for the three months ended June 30, 2010. Substantially all of the change in fair value of the asset-backed bonds during the six and three months ended June 30, 2011 and 2010 is considered to be related to specific credit risk as all of the bonds are floating rate.

The following table shows the difference between the unpaid principal balance and the fair value of the asset-backed bonds secured by mortgage securities for which the Company has elected fair value accounting as of June 30, 2011 and December 31, 2010 (dollars in thousands):

Unpaid Principal Balance as of	Unpaid Principal Balance	Year to Date Gain Recognized		Fair Value
June 30, 2011	$325,017	$1,335		$424
December 31, 2010	324,662	566	(A)	1,198

(A) For the Six Months Ended June 30, 2010.

Note 11. Fair Value of Financial Instruments

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

The estimated fair values of the Company's financial instruments are as follows as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	As of June 30, 2011		As of December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$12,659	$12,659	$12,582	$12,582
Restricted cash	3,709	3,642	1,413	1,341
Mortgage securities - trading	4,929	4,929	1,198	1,198
Mortgage securities - available-for-sale	424	424	4,580	4,580
Financial liabilities:
Borrowings:
Asset-backed bonds secured by mortgage securities	424	424	1,198	1,198
Senior Notes	78,645	9,753	—	—
Junior Subordinated Notes	—	—	78,086	17,988

Cash and cash equivalents - The fair value of cash and cash equivalents approximates its carrying value.

Restricted Cash - The fair value of restricted cash was estimated by discounting estimated future release of the cash from restriction.

Mortgage securities- trading - See Note 10 to the condensed consolidated financial statements for fair value method utilized.

Mortgage securities - available-for-sale - See Note 10 to the condensed consolidated financial statements for fair value method utilized.

Asset-backed bonds secured by mortgage securities - See Note 10 to the condensed consolidated financial statements for fair value method utilized.

Senior Notes - As of June 30, 2011, the fair value is estimated by discounting future projected cash flows using a discount rate commensurate with the risks involved.

Junior Subordinated Notes - As of December 31, 2010, the fair value is estimated by discounting future projected cash flows using a discount rate commensurate with the risks involved.

Note 12. Comprehensive Income

The following is a rollforward of comprehensive income for the six and three months ended June 30, 2011 and 2010 (dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010
Net income	$2,486	$981,982	$213	$118
Other comprehensive income (loss):
Change in unrealized gain on mortgage securities - available-for-sale	470	275	643	(830)
Other comprehensive income (loss)	470	275	643	(830)
Total comprehensive income (loss)	2,956	982,257	856	(712)
Comprehensive income (loss) attributable to noncontrolling interests	246	699	(244)	138
Total comprehensive income (loss) attributable to NFI	$3,202	$982,956	$612	$(574)

Due to the valuation allowance the Company has recorded on deferred income taxes, there is no net income tax expense recorded against other comprehensive income (loss).

Note 13. Income Taxes

Based on the evidence available as of June 30, 2011 and December 31, 2010, the Company believes that it is more likely than not that the Company will not realize its deferred tax assets. Based on this conclusion, the Company recorded a valuation allowance against its entire net deferred tax assets as of June 30, 2011 and December 31, 2010. The Company's effective tax rate is close to 0% due to the valuation allowance recorded against the deferred tax assets.

The Company recognizes tax benefits in accordance with the Accounting for Uncertainty in Income Taxes guidance.  This guidance establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements.  As of June 30, 2011 and December 31, 2010, the total gross amount of unrecognized tax benefits was $1.0 million.

Note 14. Segment Reporting

The Company reviews, manages and operates its business in three segments: corporate, appraisal management and financial intermediary. Corporate operating results include income generated from mortgage securities retained from securitizations, the results of the Company's CDO and corporate general and administrative expenses. Appraisal management operations include the service fee income and related expenses from the Company's majority-owned direct subsidiary, StreetLinks, and its majority-owned indirect subsidiary, Corvisa. The financial intermediary segment consists of the financial settlement service fee income and related expenses from Advent. This segment had significant operations during the six months ended June 30, 2011, and therefore is now managed as its own segment. Operations of Advent had been included in the Corporate segment information in the same period in 2010 as it was in its start-up phase and its operating activities were minimal. The Securitization trusts segment is no longer its own segment due to the derecognition of the securitization trusts which occurred in January 2010. See Note 18 to the condensed consolidated financial statements for further details.

Following is a summary of the operating results of the Company's segments for the six and three months ended June 30, 2011 and 2010 (dollars in thousands):

For the Six Months Ended June 30, 2011

	Corporate	Appraisal Management	Financial Intermediary	Eliminations	Total
Income and Revenues:
Service fee income	$—	$44,041	$6,514	$—	$50,555
Interest income - mortgage securities	5,640	—	—	—	5,640
Total	5,640	44,041	6,514	—	56,195

Costs and Expenses:
Cost of services	—	38,723	2,756	—	41,479
Selling, general and administrative expense	5,911	3,371	1,731	(635)	10,378
Other expenses	517	25	204	283	1,029
Total	6,428	42,119	4,691	(352)	52,886

Other income (expense)	438	167	—	(352)	253
Interest expense	(1,026)	—	—	—	(1,026)

(Loss) income before income tax expense	(1,376)	2,089	1,823	—	2,536
Income tax expense	50	—	—	—	50
Net (loss) income	(1,426)	2,089	1,823	—	2,486
Less: Net (loss) income attributable to noncontrolling interests	—	(261)	507	—	246
Net (loss) income attributable to NFI	$(1,426)	$2,350	$1,316	$—	$2,240

Depreciation and amortization expense (A)	$88	$846	$41	$—	$975
Additions to long-lived assets	$18	$728	$7	$—	$753

June 30, 2011:
Total assets (B)	$29,995	$17,793	$2,794	$(10,385)	$40,197

(A) Amounts are included in the cost of services and selling, general and administrative expense line item of the condensed consolidated statements of operations.
(B)    Appraisal management segment includes goodwill of $3.2 million.

As of June 30, 2010, the Company reviewed, managed and operated its business in three segments: securitization trusts, corporate and appraisal management. Securitization trusts' operating results are driven from the income generated on the on-balance sheet securitizations less associated costs.

For the Six Months Ended June 30, 2010

	Securitization Trusts	Corporate	Appraisal Management	Eliminations	Total
Income and Revenues:
Service fee income	$—	$—	$27,453	$—	$27,453
Interest income - mortgage loans	10,681	—	—	167	10,848
Interest income - mortgage securities	450	4,048	—	—	4,498
Total	11,131	4,048	27,453	167	42,799

Costs and Expenses:
Cost of services	—	—	24,679	—	24,679
Interest expense - asset-backed bonds	1,416	—	—	—	1,416
Provision for credit losses	17,433	—	—	—	17,433
Servicing fees	731	—	—	—	731
Premiums for mortgage loan insurance	308	—	—	—	308
Selling, general and administrative expense	14	7,557	1,924	—	9,495
Gain on derecognition of securitization trusts	(993,131)	—	—	—	(993,131)
Other expenses (income)	1,254	(1,759)	40	162	(303)
Total	(971,975)	5,798	26,643	162	(939,372)

Other income	—	1,011	—	—	1,011
Interest expense	—	(572)	—	—	(572)

Income (loss) before income tax expense	983,106	(1,311)	810	5	982,610
Income tax expense	—	628	—	—	628
Net income (loss)	983,106	(1,939)	810	5	981,982
Less: Net (loss) income attributable to noncontrolling interests	—	(798)	99	—	(699)
Net income (loss) attributable to NFI	$983,106	$(1,141)	$711	$5	$982,681

Depreciation and amortization expense (A)	$—	$136	$233	$—	$369
Additions to long-lived assets	$—	$6	$2	$—	$8

June 30, 2010:
Total assets (B)	$1,428	$24,612	$8,125	$(283)	$33,882

(A)     Amounts are included in the cost of services and selling, general and administrative expense line item of the condensed consolidated statements of operations.
(B)     Appraisal management segment includes goodwill of $1.0 million.

For the Three Months Ended June 30, 2011

	Corporate	Appraisal Management	Financial Intermediary	Eliminations	Total
Income and Revenues:
Service fee income	$—	$25,155	$731	$—	$25,886
Interest income - mortgage securities	2,622	—	—	—	2,622
Total	2,622	25,155	731	—	28,508

Costs and Expenses:
Cost of services	—	22,029	555	—	22,584
Selling, general and administrative expense	2,198	1,850	940	(143)	4,845
Other expenses (income)	157	(5)	—	143	295
Total	2,355	23,874	1,495	—	27,724

Other income	5	157	—	—	162
Interest expense	(714)	—	—	—	(714)

Income (loss) before income tax expense	(442)	1,438	(764)	—	232
Income tax expense	19	—	—	—	19
Net income (loss)	(461)	1,438	(764)	—	213
Less: Net loss attributable to noncontrolling interests	—	(78)	(166)	—	(244)
Net income (loss) attributable to NFI	$(461)	$1,516	$(598)	$—	$457

Depreciation and amortization expense (A)	$45	$424	$6	$—	$475
Additions to long-lived assets	$2	$599	$3	$—	$604

(A)     Amounts are included in the cost of services and selling, general and administrative expense line item of the condensed consolidated statements of operations.

For the Three Months Ended June 30, 2010

	Securitization Trusts	Corporate	Appraisal Management	Eliminations	Total
Income and Revenues:
Service fee income	$—	$—	$17,806	$—	$17,806
Interest income - mortgage loans	—	—	—	—	—
Interest income - mortgage securities	204	2,186	—	—	2,390
Total	204	2,186	17,806	—	20,196

Costs and Expenses:
Cost of services	—	—	15,610	—	15,610
Selling, general and administrative expense	—	2,801	1,150	—	3,951
Other expenses (income)	695	(539)	22	92	270
Total	695	2,262	16,782	92	19,831

Other income	—	216	1	—	217
Interest expense	—	(248)	—	—	(248)

(Loss) income before income tax expense	(491)	(108)	1,025	(92)	334
Income tax expense	—	216	—	—	216
Net (loss) income	(491)	(324)	1,025	(92)	118
Less: Net (loss) income attributable to noncontrolling interests	—	(263)	125	—	(138)
Net (loss) income attributable to NFI	$(491)	$(61)	$900	$(92)	$256

Depreciation and amortization expense (A)	$—	$64	$117	$—	$181
Additions to long-lived assets	$—	$4	$2	$—	$6

(A) Amounts are included in the cost of services and selling, general and administrative expense line item of the condensed consolidated statements of operations.
Note 15. Earnings per Share

For the six and three months ended June 30, 2011, earnings per share was calculated using the treasury method which included the Series D Preferred Stock assumed to be converted to 1,875,000 shares of Common Stock that shared in distributions with common shareholders on a 1:1 basis through the date of the Recapitalization. See Note 3 to the condensed consolidated financial statements for further details regarding the calculation of the denominator. The weighted average common shares outstanding for the six and three months ended June 30, 2011 also include the effect of the newly-issued Common Stock.

Prior to the Recapitalization during June 2011, the Series D Preferred Stock was considered participating securities and therefore the earnings per share information below is calculated under the two-class method for the six and three months ended June 30, 2010. In determining the number of diluted shares outstanding, the relevant guidance requires disclosure of the more dilutive earnings per share result between the if-converted method calculation and the two-class method calculation. For both the six and three months ended June 30, 2010, the two-class method calculation was more dilutive; therefore, the earnings per share information below is presented following the two-class method which includes convertible participating preferred stock assumed to be converted to 1,875,000 shares of common stock that share in distributions with common shareholders on a 1:1 basis. As the holders of the Series D Preferred Stock did not have an obligation to participate in losses, no allocation of undistributed losses was necessary for the three months ended June 30, 2010.

The computations of basic and diluted earnings per share for the six and three months ended June 30, 2011 and 2010 (dollars in thousands, except share and per share amounts):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$2,486	$981,982	$213	$118
Less income (loss) attributable to noncontrolling interests	246	(699)	(244)	(138)
Dividends on preferred shares	(8,428)	(8,051)	(4,138)	(4,077)
Net effect of preferred stock exchange (A)	95,460	—	95,460	—
Allocation of undistributed income to convertible participating preferred stock	—	(162,986)	—	—
Income (loss) available to common shareholders	$89,272	$811,644	$91,779	$(3,821)

Denominator:
Weighted average common shares outstanding - basic	13,890,863	9,337,207	16,538,125	9,337,207

Weighted average common shares outstanding - dilutive:
Weighted average common shares outstanding - basic	13,890,863	9,337,207	16,538,125	9,337,207
Stock options	—	—	—	—
Weighted average common shares outstanding - dilutive	13,890,863	9,337,207	16,538,125	9,337,207

Basic earnings per share:
Net income (loss)	$0.18	$105.17	$0.01	$0.01
Less income (loss) attributable to noncontrolling interests	0.02	(0.08)	(0.01)	(0.01)
Dividends on preferred shares	(0.60)	(0.86)	(0.25)	(0.43)
Net effect of preferred stock exchange (A)	6.87	—	5.78	—
Allocation of undistributed income to convertible participating preferred stock	—	(17.46)	—	—
Net income (loss) available to common shareholders	$6.43	$86.93	$5.55	$(0.41)

Diluted earnings per share:
Net income (loss)	$0.18	$105.17	$0.01	$0.01
Less income (loss) attributable to noncontrolling interests	0.02	(0.08)	(0.01)	(0.01)
Dividends on preferred shares	(0.60)	(0.86)	(0.25)	(0.43)
Net effect of preferred stock exchange (A)	6.87	—	5.78	—
Allocation of undistributed income to convertible participating preferred stock	—	(17.46)	—	—
Net income (loss) available to common shareholders	$6.43	$86.93	$5.55	$(0.41)

(A)    The net effect of the preferred stock exchange includes amounts attributable to the Series C Offer and the Series D Exchange and was calculated in accordance with applicable Earnings per Share guidance. The Series C Offer amount is calculated as the difference between (1) the fair value of the consideration transferred to the holders of the Series C Preferred Stock and (2) the carrying amount of the Series C Preferred Stock. The Series D Exchange amount consists of the excess of (1) the fair value of all securities and other consideration transferred by the Company to the Series D Holders over (2) the fair value of securities issuable pursuant to the original conversion terms. See Note 3 to the condensed consolidated financial statements for further details.

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

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010
Number of stock options	547	278	724	279
Weighted average exercise price of stock options	$11.53	$22.17	$8.83	$22.13

The Company granted 0.4 million options to purchase shares of Common Stock at an exercise price of $0.51, the closing price on the date of issuance, March 15, 2011 and are included in the table above.

The Company had 27,354 and 30,846 of nonvested shares outstanding as of June 30, 2011 and June 30, 2010, respectively which have original cliff vesting schedules ranging between five and ten years. The nonvested shares for each period were not included in the earnings per share because they were anti-dilutive.

Note 16. Business Combinations
On November 4, 2010, StreetLinks completed the acquisition of 51% of Corvisa LLC (“Corvisa”). Corvisa is a technology company that develops and markets its software products to mortgage lenders. Its primary product is a self-managed appraisal solution for lenders to manage their appraisal process. Other products include analytical tools for the lender to manage their mortgage origination business. The purchase price was comprised of $1.5 million of cash, plus contingent consideration related to an earn-out opportunity based on future net income. The amount of the future payments that the Company could be required to make under the earn-out opportunity is $0.6 million, with the understanding that the targets must be achieved by December 31, 2012. The purchase price for the Corvisa acquisition has been allocated based on the assessment of the fair value of the assets acquired and liabilities assumed, determined based on the Company's internal operational assessments and other analyses which are Level 3 measurements. Pro forma disclosure requirements have not been included as they are not considered significant. The Company's financial statements include the results of operation of Corvisa from the date of acquisition. All legal and other related acquisition costs were expensed as incurred and recorded in the selling, general and administrative expense line item of the consolidated statements of operations, and were not material.
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

Note 17. Securitization Transactions

Prior to the derecognition of securitization trusts as discussed in Note 18, mortgage loans held-in-portfolio consisted of loans that the Company had securitized in structures that were accounted for as financings. These securitizations were structured legally as sales, but for accounting purposes were treated as financings under the “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” guidance. See below for details of the Company's securitization transactions that were structured as financings.

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

Accordingly, the loans in these securitizations remained on the balance sheet as “Mortgage loans - held-in-portfolio” through January 2010. Given this treatment, retained interests were not created, and securitization bond financing were reflected on the balance sheet as a liability. The Company recorded interest income on loans held-in-portfolio and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discounts related to the bonds were amortized on a level yield basis over the estimated life of the bonds.

Activity in the allowance for credit losses on mortgage loans - held-in-portfolio is as follows for the six months ended June 30, 2010 is as follows. There was no activity during the six and three months ended June 30, 2011 or the three months ended June 30, 2010 (dollars in thousands):

For the Six Months Ended June 30, 2010
Balance, beginning of period	$712,614
Provision for credit losses	17,433
Charge-offs, net of recoveries	(27,146)
Derecognition of the securitization trusts	(702,901)
Balance, end of period	$—

In accordance with consolidation guidance effective January 1, 2010, an entity is deemed to have a controlling financial interest and is the primary beneficiary of a variable interest entity (“VIE”) if it has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. As a result of this change in accounting, the Company was required to re-assess all VIEs as of January 1, 2010 to determine if they should be consolidated. Based on the Company's assessment of its involvement in VIEs at January 1, 2010, in accordance with the amended consolidation guidance, the Company determined that it is not the primary beneficiary of any mortgage loan securitization entities in which it held a variable interest, as the Company does not have the power to direct the activities that most significantly impact the economic performance of these entities. The adoption of the amended consolidation guidance did not result in the Company consolidating or deconsolidating any VIEs for which it has involvement. It should be noted, however, that the new guidance also required the Company to reassess these conclusions, based upon changes in the facts and circumstances pertaining to the Company's VIEs, on an ongoing basis; thus the Company's assessments may change and could result in a material impact to the Company's financial statements during subsequent reporting periods.

Certain tables below present the assets and liabilities of consolidated and unconsolidated VIEs that the Company has a variable interest in the VIE. For consolidated VIEs, these amounts are net of intercompany balances. The tables also present the Company's exposure to loss resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Company holds a variable interest as of June 30, 2011 and December 31, 2010. The Company's maximum exposure to loss is based on the unlikely event that all of the assets in the VIEs become worthless.

The Company's only continued involvement, relating to these transactions, is retaining interests in the VIEs which are included in the mortgage securities line item in the condensed consolidated financial statements.

For the purposes of this disclosure, transactions with VIEs are categorized as follows:

Securitization transactions.  Securitization transactions include transactions where the Company transferred mortgage loans and accounted for the transfer as a sale. This category is reflected in the securitization section of this Note.

Mortgage Loan VIEs. The Company initially consolidated securitization transactions that are structured legally as sales, but for accounting purposes are treated as financings as defined by the previous FASB guidance. At inception, the NHEL 2006-1 and NHEL 2006-MTA1 securitizations did not meet the criteria necessary for derecognition under the previous FASB guidance and related interpretations because after the loans were securitized the securitization trusts were able to acquire derivatives relating to beneficial interests retained by the Company; additionally, the Company had the unilateral ability to repurchase a limited number of loans back from the trust. These provisions were removed effective September 30, 2008. Since the removal of these provisions did not substantively change the transactions' economics, the original accounting conclusion remained the same. During January 2010, certain events occurred that required the Company to reconsider the accounting for these mortgage loan VIEs. Upon reconsideration, the Company determined that all requirements for derecognition were met under applicable accounting guidelines at the time of the reconsideration event. As a result, the Company derecognized the assets and liabilities of the trusts and these mortgage loan VIEs are now considered securitization transactions. See Note 18 to the condensed consolidated financial statements for further details.

At inception, the NHEL 2007-1 securitization did not meet the qualifying special purpose entity criteria necessary for derecognition under the previous FASB guidance and related interpretations because of the excessive benefit the Company received at inception from the derivative instruments delivered into the trust to counteract interest rate risk. During January 2010, certain events occurred that required the Company to reconsider the accounting for this mortgage loan VIE. Upon reconsideration, the Company determined that all requirements for derecognition were met under applicable accounting guidelines at the time of the reconsideration event. As a result, the Company derecognized the assets and liabilities of the trust and this mortgage loan VIE is now considered a securitization transaction. See Note 18 to the condensed consolidated financial statements for further details.

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

Collateralized Debt Obligations (“CDO”). The collateral for the Company's CDO transaction consisted of subordinated securities which the Company retained from its loan securitizations as well as subordinated securities purchased from other issuers. The Company serves as the CDO's asset manager. This securitization was structured legally as a sale, but for accounting purposes was accounted for as a financing under the accounting guidance. This securitization did not meet the qualifying special purpose entity criteria under the accounting guidance. Accordingly, the securities remain on the Company's balance sheet, retained interests were not created, and securitization bond financing replaced the short-term debt used to finance the securities. In accordance with Consolidation accounting guidance, the Company is required to re-assess during each quarterly period and the Company determined that it should continue to be consolidated. The Company is not the primary beneficiary in this transaction.

Variable Interest Entities

The Consolidation accounting guidance requires an entity to consolidate a VIE if that entity is considered the primary beneficiary. VIEs are required to be reassessed for consolidation quarterly and when reconsideration events occur. Reconsideration events include changes to the VIEs' governing documents that reallocate the expected losses/returns of the VIE between the primary beneficiary and other variable interest holders or sales and purchases of variable interests in the VIE.

The table below provides the disclosure information required for VIEs that are consolidated by the Company (dollars in thousands):

		Assets After Intercompany Eliminations
Consolidated VIEs	Total Assets	Unrestricted	Restricted (A)	Liabilities After Intercompany Eliminations	Recourse to the Company (B)
June 30, 2011
CDO(C)	$672	$—	$672	$672	$—
December 31, 2010
CDO(C)	$1,499	$—	$1,497	$1,497	$—

(A)	Assets are considered restricted when they cannot be freely pledged or sold by the Company.

(B)	This column reflects the extent, if any, to which investors have recourse to the Company beyond the assets held by the VIE and assumes a total loss of the assets held by the VIE.

(C)	Assets are primarily recorded in Mortgage securities and liabilities are recorded in Other current liabilities.

Securitizations

Prior to changes in its business in 2007, the Company securitized residential nonconforming mortgage loans. The Company's involvement with VIEs that are used to securitize financial assets consists of holding securities issued by VIEs.

The following table relates to securitizations where the Company is the retained interest holder of assets issued by the entity (dollars in thousands):

	Size/Principal Outstanding (A)	Assets on Balance Sheet (B)	Liabilities on Balance Sheet	Maximum Exposure to Loss(C)	Year to Date Loss on Sale	Year to Date Cash Flows
June 30, 2011	$6,755,210	$4,929	$—	$4,929	$—	$5,061
December 31, 2010	7,189,121	4,580	—	4,580	—	5,193	(D)

(A)	Size/Principal Outstanding reflects the estimated principal of the underlying assets held by the VIE.

(B)	Assets on balance sheet are securities issued by the entity and are recorded in Mortgage securities.

(C)	The maximum exposure to loss includes the assets held by the Company. The maximum exposure to loss assumes a total loss on the referenced assets held by the VIE.

(D)	For the six months ended June 30, 2010.

Retained interests are recorded in the condensed consolidated balance sheets at fair value. The Company estimates fair value based on the present value of expected future cash flows using management's best estimates of credit losses, prepayment rates, forward yield curves, and discount rates, commensurate with the risks involved. Retained interests are either held as trading securities, with changes in fair value recorded in the condensed consolidated statements of operations, or as available-for-sale securities, with changes in fair value included in accumulated other comprehensive income.

The following table presents information on retained interests held by the Company as of June 30, 2011 arising from the Company's residential mortgage-related securitization transactions. The pre-tax sensitivities of the current fair value of the retained interests to immediate 10% and 25% adverse changes in assumptions and parameters are also shown (dollars in thousands):

Carrying amount/fair value of residual interests	$4,929
Weighted average life (in years)	1.06
Weighted average prepayment speed assumption (CPR) (percent)	15.6
Fair value after a 10% increase in prepayment speed	$4,844
Fair value after a 25% increase in prepayment speed	$4,715
Weighted average expected annual credit losses (percent of current collateral balance)	5.4
Fair value after a 10% increase in annual credit losses	$4,831
Fair value after a 25% increase in annual credit losses	$4,708
Weighted average residual cash flows discount rate (percent)	25.0%
Fair value after a 500 basis point increase in discount rate	$4,742
Fair value after a 1000 basis point increase in discount rate	$4,567
Market interest rates:
Fair value after a 100 basis point increase in market rates	$3,363
Fair value after a 200 basis point increase in market rates	$1,927

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

Note 18. Derecognition of Securitization Trusts

During January of 2010, events occurred that required the Company to reconsider the accounting for three consolidated loan trusts - NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1.

During the first quarter of 2010, the Company attempted to sell the mezzanine-level bonds the Company owns from the NHEL 2006-1 and NHEL 2006-MTA1 securitization trusts. No bids were received for the bonds, which prompted a reconsideration of the Company's conclusion with respect to the trusts' consolidation. As all requirements for derecognition had been met under applicable accounting guidelines, the Company derecognized the assets and liabilities of the NHEL 2006-1 and NHEL 2006-MTA1 trusts during the six months ended June 30, 2010.

During January of 2010, the final derivative of the NHEL 2007-1 loan securitization trust expired. The expiration of this derivative is a reconsideration event. As all requirements for derecognition had been met under applicable accounting guidelines, the Company derecognized the assets and liabilities of the 2007-1 securitization trust during the six months ended June 30, 2010.

The securitized loans in these trusts had suffered substantial losses and through the date of the derecognition, the Company recorded significant allowances for these losses. These losses created large accumulated deficits for the trust balance sheets. Upon derecognition, all assets, liabilities and accumulated deficits were removed from our consolidated financial statements. A gain of $993.1 million was recognized upon derecognition, representing the net accumulated deficits in these trusts.

The assets and liabilities of the securitization trusts and the resulting gain recognized upon derecognition consisted of the following at the time of the reconsideration event (dollars in thousands):

Total
Assets:
Mortgage loans - held-in-portfolio	$1,953,188
Allowance for loan losses	(702,901)
Accrued interest receivable	72,725
Real estate owned	55,309
Total assets	1,378,321

Liabilities:
Asset-backed bonds secured by mortgage loans	2,235,633
Due to servicer	131,772
Other liabilities	4,047
Total liabilities	2,371,452

Gain on derecognition of securitization trusts	$993,131

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the preceding unaudited condensed consolidated financial statements of NovaStar Financial, Inc. and its subsidiaries (the “Company,” ”NovaStar Financial,” “NFI,” “we” or “us”) and the notes thereto as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

We own 78% of Advent Financial Services LLC (“Advent”). Advent provides financial settlement services, along with its distribution partners, mainly through income tax preparation businesses and also provides access to tailored banking accounts, small dollar banking products and related services to meet the needs of low and moderate income level individuals. Advent is not a bank, but acts as an intermediary for banking products on behalf of other banking institutions. A primary distribution channel of Advent's bank products is by way of settlement services to electronic income tax return originators. Advent provides a process for the originators to collect refunds from the Internal Revenue Service, distribute fees to various service providers and deliver the net refund to individuals. Individuals may elect to have the net refund dollars deposited into a bank account offered through Advent. Individuals also have the option to have the net refund dollars paid by check or to an existing bank account. Regardless of the settlement method, Advent receives a fee from the originator for providing the settlement service. Advent also distributes its banking products via other methods, including through employers and employer service organizations. Advent receives fees from banking institutions and from the bank account owner for services related to the use of the funds deposited to Advent-offered bank accounts.

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

The Company's condensed consolidated financial statements as of June 30, 2011 and for the six and three months ended June 30, 2011 and 2010 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements.

Significant Recent Events - Recapitalization of Preferred Stock.
Series D Exchange. On June 23, 2011, the Company completed the exchange of all outstanding shares of the Company's Series D Preferred Stock for an aggregate of 37,162,000 shares of newly-issued Common Stock and $1.4 million in cash. Completion of this exchange eliminated the the Series D Preferred Stock and Company's obligations with respect to outstanding and future preferred dividends and the preferred liquidating preference related to the Series D Preferred Stock. As of June 23, 2011, there were accrued and unpaid dividends of approximately $34.5 million on the Series D Preferred Stock and the aggregate liquidating preference was $52.5 million.

The shares of Common Stock issued in the exchange were issued pursuant to an exemption from registration under Regulation D of the Securities Act of 1933, as amended, and therefore are "restricted securities." The Company entered into a registration rights agreement with the holders of Series D Preferred Stock (the "Series D Holders") which obligates the Company to register the Common Stock when the restrictions are lifted. Under the terms of the Series D exchange, the Series D Holders are generally not permitted to sell or transfer the Common Stock for three years from issuance. However, the restriction may be lifted earlier if an ownership change occurs which results in the loss of the Company's existing net operating loss carryforwards ("NOLs") or if the board of directors determines that the Company's NOLs will not be realized in whole or in part.

Series C Offer. On June 27, 2011, the Company completed the exchange offer for all the outstanding shares of the Series C Preferred Stock for an aggregate of 43,823,600 shares of Common Stock and $1.6 million of cash. Completion of the transaction eliminated the Series C Preferred Stock and the Company's obligations with respect to outstanding and future preferred dividends and the preferred liquidating preference related to the Series C Preferred Stock. As of June 27, 2011, there were accrued and unpaid dividends of approximately $24.8 million on the Series C Preferred Stock and the aggregate liquidating preference was $74.8 million.

During the six months ended June 30, 2011, the Company incurred expenses for professional services related to the Recapitalization and the exchange of its Junior Subordinated Notes for Senior Notes totaling approximately $2.4 million. The services included the engagements for the Company's legal counsel, financial advisor, independent accountants and transfer agent. Additionally, these expenses included the costs of printing and filing material for shareholders.

Critical Accounting Policies - In our Annual Report on Form 10-K for the year ended December 31, 2010, we disclose critical accounting policies, that require management to use significant judgment or that require significant estimates.  Management regularly reviews the selection and application of our critical accounting policies.  There have been no updates to the critical accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2010 other than the following:

Revenue Recognition. Service fee revenues consist primarily of fees for real estate valuation management services provided by StreetLinks. Fees are recognized in the period in which the product is delivered to the customer. Deferred revenue is recorded when payments are received in advance of performing our service obligations and is recognized in accordance with the above criteria. StreetLinks is the principal in its appraisal management transactions with customers and, therefore, service fee revenues are recorded on a gross basis.

Strategy - Management is focused on building the operations of StreetLinks, Corvisa and Advent. If and when opportunities arise, we intend to use available cash resources to invest in or start businesses that can generate income and cash.

The key performance measures for executive management are:

•	maintaining and/or generating adequate liquidity to sustain us and allow us to take advantage of investment opportunity, and

•	generating income for our shareholders.

The following key performance metrics are derived from our condensed consolidated financial statements for the periods presented and should be read in conjunction with the more detailed information therein and with the disclosure included in this report under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Table 1 - Summary of Financial Highlights and Key Performance Metrics
(dollars in thousands; except per share amounts)

	June 30, 2011	December 31, 2010
Unrestricted cash and cash equivalents	$12,659	$12,582

	For the Six Months Ended June 30,
	2011	2010
Net income available to common shareholders per diluted share	$6.43	$86.93

Liquidity - During the first six months of 2011 we continued to grow StreetLinks and significantly increased its appraisal volume. For the six months ended June 30, 2011, StreetLinks had revenues of $44.0 million, as compared to $27.5 million for the same period in 2010. StreetLinks has produced net positive cash flow and earnings in 2010 and the six months ended June 30, 2011 and is expected to continue producing net positive cash flow and earnings for the foreseeable future. During the six months ended June 30, 2011, the Company received $5.5 million in cash on our mortgage securities portfolio, compared to $5.2 million during the same period in 2010. However, we anticipate that the total amount of cash received in 2011 will be less than the amount received in 2010 of $12.9 million.

During the six months ended June 30, 2011, Advent generated revenues of $6.5 million but had minimal activity for the same period in 2010 as it was in the start-up phase. The large decrease in revenues was due to the seasonality of Advent's business as a significant portion of their business is generated during the income tax season. The Company expects minimal Advent revenues for the remainder of 2011.

During the first six months of 2011, we used cash to pay for corporate and administrative costs and distributions to StreetLinks' noncontrolling interests. We also used $3.0 million in cash in the exchanges of our Series C Preferred Stock and Series D Preferred Stock as discussed above. Furthermore we paid significant fees, approximately $2.4 million and $0.6 million, for professional services related to the Recapitalization and Debt Exchange during the six and three months ended June 30, 2011, respectively. As of June 30, 2011, we have $12.7 million in unrestricted cash and cash equivalents and $3.7 million of restricted cash, $2.5 million of which is included in the other current assets line item of the condensed consolidated balance sheets and $1.2 million in the other noncurrent assets line item.

Our liquidity consists solely of cash and cash equivalents. Our condensed consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities and commitments in the normal course of business. The Company has experienced significant losses over the past several years and has a significant deficit in stockholders' equity. Notwithstanding these negative factors, management believes that its current operations and its cash availability is sufficient for the Company to discharge its liabilities and meet its commitments in the normal course of business. See “Liquidity and Capital Resources” for further discussion of our liquidity position and steps we have taken to preserve liquidity levels.

As of June 30, 2011, we had working capital of $16.0 million compared to a working capital deficiency of $35.9 million as of December 31, 2010, the increase of approximately $52.0 million was mainly attributable to dividends payable being eliminated as part of the Recapitalization, see the Series C Offer and Series D Exchange described under the heading “Significant Recent Events” for further details.

Impact on Our Financial Statements of Derecognition of Securitized Mortgage Assets

During the first quarter of 2010, certain events occurred that required us to reconsider the accounting for three consolidated loan trusts - NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1. As all requirements for derecognition have been met under applicable accounting guidelines, we derecognized the assets and liabilities of the NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1 trusts during the six months ended June 30, 2010. The securitized loans in these trusts have suffered substantial losses and through the date of the derecognition we recorded significant allowances for these losses. These losses have created large accumulated deficits for the trust balance sheets. Upon derecognition, all assets, liabilities and accumulated deficits were removed from our condensed consolidated financial statements. The Company also recognized certain securities with no value that were retained and were previously eliminated. A gain of $993.1 million was recognized upon derecognition, representing the net accumulated deficits in these trusts.

The following is summary balance sheet information for each of the three derecognized loan trusts at the time of the reconsideration event and the resulting gain recognized upon derecognition:

Table 2 - Assets and Liabilities of Loan Trusts and Gain Recognized upon Derecognition
(dollars in thousands)

	NHEL 2006-MTA1	NHEL 2006-1	NHEL 2007-1	Eliminations (A)	Total
Assets:
Mortgage loans - held-in-portfolio	$528,388	$399,507	$1,033,296	$(8,003)	$1,953,188
Allowance for loan losses	(147,147)	(115,191)	(440,563)	—	(702,901)
Accrued interest receivable	6,176	20,521	46,028	—	72,725
Real estate owned	11,842	17,919	25,548	—	55,309

Total assets	399,259	322,756	664,309	(8,003)	1,378,321

Liabilities:
Asset-backed bonds	588,434	465,164	1,175,608	6,427	2,235,633
Due to servicer	17,298	32,835	81,639	—	131,772
Other liabilities	9,432	12,368	24,017	(41,770)	4,047

Total liabilities	615,164	510,367	1,281,264	(35,343)	2,371,452

Gain on derecognition of securitization trusts	$215,905	$187,611	$616,955	$(27,340)	$993,131

(A) Eliminations relate to intercompany accounts at the consolidated financial statement level, there are no intercompany balances between the securitization trusts.

Impact of Recently Issued Accounting Pronouncements

In April 2011, the FASB issued A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring. The update provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company does not believe that this guidance will have a significant impact on its consolidated financial statements.

In May 2011, the FASB issued Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The update provides common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value,” which will provide greater comparability of fair value measurements presented and disclosed in financial statements. The amendments in the update are effective for interim and annual periods beginning after December 15, 2011 and therefore will be applicable to the Company for the first quarter of 2012. The Company does not believe that this guidance will have a significant impact on its consolidated financial statements.

In June 2011, the FASB issued Presentation of Comprehensive Income, which revises how entities present comprehensive income in their financial statements.  The guidance updates the presentation requirements for reporting the components of comprehensive income and requires that it is reported in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  In a continuous statement of comprehensive income, an entity would be required to present the components of the income statement as presented today, along with the components of other comprehensive income.  In the two-statement approach, an entity would be required to present a statement that is consistent with the income statement format used today, along with a second statement, which would immediately follow the income statement that would include the components of other comprehensive income.  The guidance is effective for periods beginning after December 15, 2011. The adoption of this guidance will not have a significant impact on the Company's financial statements as it only requires enhanced disclosures. The Company has not determined which statement format it will adopt.
Financial Condition as of June 30, 2011 as Compared to December 31, 2010

The following provides explanations for material changes in the components of our balance sheet when comparing amounts from June 30, 2011 and December 31, 2010.

Cash and Cash Equivalents - See “Liquidity and Capital Resources” for discussion of our cash and cash equivalents.

Mortgage Securities- Substantially all of the mortgage securities we own and classify as trading are non-investment grade (BBB- or lower) and are owned by a securitization trust (a collateralized debt obligation or CDO), which we consolidate. We organized the securitization prior to 2010 and we retained a residual interest in the CDO. However, due to poor performance of the securities within the CDO, our residual interest is not providing any cash flow to us and has no value. The liabilities of the securitization trust are included in Other Current Liabilities in our condensed consolidated balance sheet.

The mortgage securities classified as available for sale include primarily the value of three residual interests we own and were issued by loan securitized trusts. The value of our mortgage securities is dependent on the interest rate environment, specifically the interest margin between the underlying coupon on the mortgage loans and the asset-backed bonds issued by the securitization trust to finance the loans. While interest rates remain low, the net margin has continued to be strong on these securities and therefore the securities provide cash flow to us. As a result, the value of these securities has not changed substantially during 2011. Following is a summary of our mortgage securities that are classified as available-for-sale with fair values greater than zero.

Table 3 - Values of Individual Mortgage Securities - Available-for-Sale (dollars in thousands)

	June 30, 2011				December 31, 2010
Securitization Trust (A)	Estimated Fair Value	Discount Rate	Constant Pre-payment Rate	Expected Credit Losses	Estimated Fair Value	Discount Rate	Constant Pre-payment Rate	Expected Credit Losses
2002-3	$1,805	25%	17%	1.1%	$1,359	25%	17%	1.0%
2003-1	2,632	25	17	2.2	2,355	25	17	2.2
2003-3	492	25	15	2.0	553	25	12	2.5
2003-4	—	25	17	2.6	313	25	15	2.6
Total	$4,929				$4,580

(A)    We established the trust upon securitization of the underlying loans, which generally were originated by us.

Other Current Assets - Other current assets include restricted cash expected to be released from restriction within one year from the reporting date, prepaid expenses and other miscellaneous receivables. The balance increased during the first six months mainly due to Advent receiving approximately $2.7 million in fees which are currently being held in a reserve account by counterparties, all of which is expected to be released during the year.

Dividends Payable - The accrued and unpaid dividends were eliminated through the Series C Offer and the Series D Exchange described under the heading “Significant Recent Events.”

Senior Debentures and Junior Subordinated Debentures - During the first quarter of 2011, the Company refinanced its trust preferred securities by entering into agreements that canceled its existing junior subordinated debentures and issued unsecured senior notes, see Note 8 to the condensed consolidated financial statements for further details.

Results of Operations - Consolidated Earnings Comparisons

Securitization Trusts; Gain on Derecognition of Securitization Trusts - As discussed previously in this report under the heading “Impact of Derecognition of Securitized Mortgage Assets on Our Financial Statements,” significant events occurred related to three securitized loan trusts. Prior to 2010, we consolidated the financial statements of these trusts. Upon derecognition during the first quarter of 2010, all assets and liabilities of the trusts were removed from our consolidated financial statements. Prior to derecognition, we recognized interest income, interest expense, gains or losses on derivative instruments which are included in the Other expense line item in the table below, servicing fees and premiums for mortgage insurance related to these securitization trusts. These income and expense items were recognized for only a portion of the first quarter of 2010 - through the date of derecognition. As a result, there was a significant variation in these balances when comparing the three months ended June 30, 2011 and 2010, as there was no activity during the three months ended June 30, 2011. The following are the items affected by the derecognition and their balances.

Table 4 - Income (Expense) of Consolidated Loan Securitization; Gain on Disposition of Mortgage Assets (dollars in thousands)

For the Six Months Ended June 30, 2010
Gain on derecognition of securitization trusts	$993,131
Interest income - mortgage loans	10,681
Interest expense - asset-backed bonds	(1,416)
Provision for credit losses	(17,433)
Servicing fees	(731)
Premiums for mortgage loan insurance	(297)
Other expense	(560)

Selling, General and Administrative Expenses - These expenses have remained consistent period over period.

Appraisal Management: Service Fee Income and Cost of Services - We earn fees on the residential home appraisals and other valuation services we complete and deliver to our customers, generally residential mortgage lenders. Fee revenue is directly related to the number of completed orders. Cost of Servicing includes the direct cost of the appraisal or other service, when applicable, which is paid to an independent party, and the internal costs directly associated with completing the appraisal order. The internal costs include compensation and benefits, office administration, depreciation of equipment used in the production process, and other expenses necessary to the production process. The following is a summary of production and revenues and expenses.

Table 5 - Appraisal Management Segment Operations (dollars in thousands, except unit and per unit amounts)

	For the Six Months Ended June 30,				For the Three Months Ended June 30,
	2011		2010		2011		2010
	Total	Per Unit	Total	Per Unit	Total	Per Unit	Total	Per Unit
Completed appraisal orders (units)	118,999		73,866		67,883		48,339

Service fee income	$44,041	$370	$27,453	$372	$25,155	$371	$17,806	$368
Cost of services	38,723	325	24,679	334	22,029	325	15,610	323
Selling, general and administrative expense	3,371	28	1,924	26	1,850	27	1,150	24
Other expense	25	—	40	1	(5)	—	22	—

Other income	167	1	—	—	157	2	1	—

Net income	2,089	18	810	11	1,438	21	1,025	21
Less: Net loss attributable to noncontrolling interests	(261)	(2)	99	1	(78)	(1)	125	3
Net income attributable to NFI	$2,350	$20	$711	$10	$1,516	$22	$900	$18

The substantial increase in order volume is mainly due to aggressive sales efforts, which led to significant increases in the number of mortgage lender customers, along with gaining additional order volume from existing customers. We continue to develop new products that will further diversify StreetLinks' product offerings. For the six months ended June 30, 2011, cost of services per unit has decreased due to operating efficiencies gained compared to the same period in 2010. The Company expects cash flows to continue to increase in the future due to a larger customer base and further operating efficiencies. Federal regulatory changes have also contributed to increased customers and order volume. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into federal law. Various government agencies are charged with implementing new regulations under the Dodd-Frank Act. When fully implemented, the Dodd-Frank Act will modify and provide for new regulation of a wide range of financial activities, including residential real estate appraisals and appraisal management companies.

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

▪	appraisers must be paid “customary and reasonable” compensation,

▪	regulatory agencies must implement uniform appraisal standards for all federal appraisals,

▪	appraisal management companies must register with state agencies, and

▪	regulatory agencies must implement certain quality control standards for automated valuation models.

It is management's opinion that the Appraisal Rule and other rules and regulations promulgated under the Dodd-Frank Act have strengthened appraiser reform, leading to greater appraiser independence and greater lender non-compliance liability and will likely increase lender and consumer costs. We believe credible lenders will continue to rely on appraisal management companies to mitigate their appraisal compliance risk and manage their appraisal fulfillment processes. The Dodd-Frank Act has not had a significant impact on the Company's operating procedures, production or financial results since it became effective although it could once the industry has adjusted.

Financial Intermediary: Service Fee Income and Cost of Services - We earn fees for providing financial settlement services to income tax preparation businesses and consumers. Settlement services are facilitated through arrangements we have made with other independent financial service providers, including our bank partners and data exchange managers. Settlement services consist mainly of collecting income tax refunds on behalf of our customers and distributing fees to independent service providers and the individual taxpayer. As the majority of our business is directly related to income tax refunds, a significant portion of the financial intermediary's operations will occur during the first quarter.

Although we are not a bank, we also provide a distribution for a bank to tailored banking accounts, small dollar banking products and related services. We are paid a fee from the bank based on the customers' account activity. In the analysis below, we have included all accounts opened, regardless of whether the account was used and generated fees. Cost of Services includes the direct cost related to providing services, which includes fees to third-party vendors performing services on our behalf. Additionally, internal costs directly associated with completing our services are included in cost of services. The internal costs include compensation and benefits of employees, office administration, depreciation of equipment used in the production process, and other expenses necessary to complete services performed.

Table 6 - Financial Intermediary Segment Operations (dollars in thousands, except unit and per unit amounts)
For the Six and Three Months Ended June 30, 2011

	For the Six Months Ended June 30, 2011		For the Three Months Ended June 30, 2011
Settlements completed	313,063		28,618
Banking accounts enrolled	36,621		4,215

	Total	Per Unit	Total	Per Unit
Service fee income:
Settlement	$5,795	$18.51	$544	$19.01
Banking account distribution	719		187
	6,514		731

Cost of services	2,756		555
Selling, general and administrative expense	1,731		940
Other expense	204		—
	4,691		1,495
Net income (loss)	1,823		(764)
Less: Net income )loss) attributable to noncontrolling interests	507		(166)
Net income (loss) attributable to NFI	$1,316		$(598)

We did not have significant financial intermediary activity during the six and three months ended June 30, 2010, as we were developing this segment.

Corporate: Interest Income - Mortgage Securities - The interest on the mortgage securities we own has increased when comparing the six and three months ended June 30, 2011 to the same periods in 2010, as the cost basis on a majority of the securities is zero, and therefore cash flows are recorded directly to interest income as opposed to reducing the cost basis.

Management expects that the interest income and cash flow from these securities will decline as the underlying loan collateral is repaid.

Selling, General and Administrative Expenses - Selling, general and administrative expenses have increased to $10.4 million and $4.8 million for the six and three months ended June 30, 2011, respectively, from $9.5 million and $4.0 million for the same periods in 2010. This increase was driven by the growth of the appraisal management and financial intermediary operations. Furthermore we paid significant fees, approximately $2.4 million and $0.6 million, respectively, for professional services related to the Recapitalization and the Debt Exchange during the six and three months ended June 30, 2011.

Interest expense- Interest expense has increased to $1.0 million and $0.7 million for the six and three months ended June 30, 2011, respectively, from $0.6 million and $0.2 million for the same periods in 2010. The increase is due to the accretion of the debt discount to the higher principal balance of the Senior Notes. See Note 8 to the condensed consolidated financial statements for further details.

Contractual Obligations

We have entered into certain long-term debt and lease agreements, which obligate us to make future payments to satisfy the related contractual obligations.

Table 7 - Contractual Obligations (dollars in thousands)
As of June 30, 2011

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Senior notes (A)	$146,938	$874	$871	$3,636	$141,557
Operating leases (B)	4,082	1,376	1,648	1,058	—
Contingent consideration payments related to Corvisa acquisition	300	300	—	—	—
Vendor agreement (C)	300	300	—	—	—
Total obligations	$151,620	$2,850	$2,519	$4,694	$141,557

(A)     In computing the future obligations relating to the Senior Notes, interest payments are calculated using an interest rate of 1.0% per annum until January 2016 and an effective rate of 3.58% thereafter and the Senior Notes are assumed to mature in March 2033. The Senior Notes, including the actual interest rates, are described in detail in Note 8 to our condensed consolidated financial statements.
(B)     The operating lease obligations do not include rental income of $0.4 million to be received under sublease contracts.
(C)     A vendor agreement requires that the Company pay a vendor in its financial intermediary segment a minimum $0.3 million during the first quarter of 2012 if certain services are provided.

Uncertain tax positions of $1.0 million, which are included in the other liabilities line item of the noncurrent liabilities section of the consolidated balance sheets as of June 30, 2011, are not included in the table above as the timing of payment cannot be reasonably or reliably estimated.

Liquidity and Capital Resources

As of June 30, 2011, we had approximately $12.7 million in unrestricted cash and cash equivalents.

Cash on hand and receipts from StreetLinks and Advent operations and our mortgage securities are significant sources of liquidity. Service fee income was a substantial source of our cash flows during the six months ended June 30, 2011.  We have had significant growth during the six months ended June 30, 2011 as compared to the same period in 2010 and are currently projecting an increase in service fee income over the course of the next year as we continue to increase our customer base, although we cannot assure the same rate of growth that we have experienced. New regulations issued by federal agencies, especially those that became effective in the first quarter of 2010, have positively impacted StreetLinks' sales efforts. Infrastructure changes and added efficiencies gained through automation have decreased cost of services and selling, general and administrative expenses relative to the increased production. We anticipate that continued increases in appraisal volume and relatively lower operating costs will continue to drive positive earnings and cash flow from StreetLinks during 2011.

Advent had increased cash flows from their operations during the six months ended June 30, 2011 as compared to the same period in 2010 as there was minimal activity during 2010 as Advent was still in its start-up phase. As the majority of its operations relate to electronic income tax returns, we do not anticipate Advent to have significant financial settlements during the remainder of 2011.

Based on the current projections, the cash flows from our mortgage securities will decrease over the next year as the underlying mortgage loans are repaid, and could be significantly less than the current projections if losses on the underlying mortgage loans exceed the current assumptions or if short-term interest rates increase significantly.

Our current projections indicate that sufficient cash and cash flows are and will be available to meet payment needs.  However, our mortgage securities cash flows are volatile and uncertain, and the amounts we receive could vary materially from our projections though we believe that the increased cash flows from StreetLinks will offset any reduction in our mortgage securities cash flows. As discussed under the heading “Item 1. Legal Proceedings” of Part II of this report, we are the subject of various legal proceedings, the outcomes of which are uncertain. We may also face demands in the future that are unknown to us today related to our legacy lending and servicing operations.

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

Overview of Cash Flow for the For the Six Months Ended June 30, 2011

Summary of Statement of Cash Flows - Operating, Investing and Financing Activities

The following table provides a summary of our operating, investing and financing cash flows as taken from our condensed consolidated statements of cash flows for the six and three months ended June 30, 2011 and 2010.

Table 8 - Summary of Operating, Investing and Financing Cash Flows
(dollars in thousands)

	For the Six Months Ended June 30,
	2011	2010
Consolidated Statements of Cash Flows:
Cash provided by operating activities	$2,493	$5,138
Cash flows provided by investing activities	793	37,700
Cash flows used in financing activities	(3,209)	(35,474)

Operating Activities. Cash provided by operating activities decreased during the six months ended June 30, 2011 over the same period in 2010, this was directly related to the cash flow of the securitized loan trusts in 2010 which were derecognized during the 1st quarter of 2010. Production for both our Financial Intermediary and Appraisal Management segments increased along with net margin, during the six months ended June 30, 2011 compared to the same period last year.

Investing Activities. Substantially all of the cash flow from investing activities relates to either payments on securitized loans or sales upon foreclosure of securitized loans during the six months ended June 30, 2010. During the six months ended June 30, 2011, the company had a decrease in proceeds from pay downs and maturities of securities as compared to the same period last year. The Company also experienced a decrease in the amount of restricted cash released from restrictions during the first half of 2011 as compared to 2010 as the counterparties have released the majority of the cash for letters of credit the Company was required to purchase for surety bond coverage.

Financing Activities. Cash flows from financing activities decreased significantly as compared to prior year. In 2010, cash flows were affected by the payments on asset-backed bonds relating to bonds issued by securitization loan trusts, which were derecognized during the first quarter. See the Securitization Trusts; Gain on Derecognition of Securitization Trusts section for further details. During the second quarter of 2011, the Company paid $3.0 million to the holders of the outstanding Series C Preferred Stock and Series D Preferred Stock as part of the Recapitalization.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
The Company maintains a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the federal securities laws, including this report, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the federal securities laws is accumulated and communicated to the Company's management on a timely basis to allow decisions regarding required disclosure. The Company's principal executive officer and principal financial officer evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(d)) as of the end of the period covered by this report and concluded that the Company's controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Due to the uncertainty of any potential loss due to pending litigation and due to the Company's belief that an adverse ruling is not probable for the below-described claims, the Company has not accrued a loss contingency related to the following matters in its consolidated financial statements. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of management, other than those proceedings described in detail below, such proceedings and actions should not, individually, or in the aggregate, have a material adverse effect on the Company's financial condition and liquidity. However, a material adverse outcome in one or more of these proceedings could have a material adverse impact on the results of operations in a particular quarter or fiscal year.
On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case include NovaStar Mortgage Funding Corporation (“NMFC”) and its individual directors, several securitization trusts sponsored by the Company, and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. Plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff's claims, which the Court granted, with leave to amend, on June 30, 2011. Plaintiff filed a second amended complaint on May 16, 2011, and the Company has again filed a motion to dismiss. Plaintiff has not yet responded to the motion. The Company cannot provide an estimate of the range of any loss. The Company believes that defendants have meritorious defenses to the case and expects them to defend the case vigorously.
On December 31, 2009, ITS Financial, LLC (“ITS”) filed a complaint against Advent and the Company alleging a breach of contract by Advent for a contract for services related to tax refund anticipation loans and early season loans. ITS does business as Instant Tax Service. The defendants moved the case to the United States District Court for the Southern District of Ohio. The complaint alleges that the Company worked in tandem and as one entity with Advent in all material respects. The complaint also alleges fraud in the inducement, tortious interference by the Company with the contract, breach of good faith and fair dealing, fraudulent and negligent misrepresentation, and liability of the Company by piercing the corporate veil and joint and several liability. The plaintiff references a $3.0 million loan made by the Company to plaintiff and seeks a judgment declaring that this loan be subject to an offset by the plaintiff's damages. On September 13, 2010, the Court denied the Company's motion to transfer the case to the United States District Court for the Western District of Missouri, and on September 29, 2010, the Company answered the complaint and made a counterclaim against the plaintiff for plaintiff's failure to repay the loan. On February 21, 2011, the Company amended its counterclaim, asserting additional claims against the plaintiff. The Company cannot provide an estimate of the range of any loss. The Company believes that the defendants have meritorious defenses to this case and expects to vigorously defend the case and pursue its counterclaims.
On July 9, 2010 and on February 11, 2011, Cambridge Place Investment Management, Inc. filed complaints in the Suffolk, Massachusetts Superior Court against NMFC and numerous other entities seeking damages on account of losses associated with residential mortgage-backed securities purchased by plaintiff's assignors. The complaints allege untrue statements and omissions of material facts relating to loan underwriting and credit enhancement. The complaints also allege a violation of Section 410 of the Massachusetts Uniform Securities Act, (Chapter 110A of the Massachusetts General Laws). Defendants have removed the cases to the United States District Court for the District of Massachusetts, and plaintiff has filed motions to remand the cases back to state court. This litigation is in its early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that NMFC has meritorious defenses to these claims and expects that the cases will be defended vigorously.
On June 20, 2011, the National Credit Union Administration Board, as liquidating agent of U.S. Central Federal Credit Union, filed an action against NMFC and numerous other defendants in the United States District Court for the District of Kansas, claiming that the defendants issued or underwrote residential mortgage-backed securities pursuant to allegedly false or misleading registration statements, prospectuses, and/or prospectus supplements. The complaint has not been served on NMFC. The Company cannot provide an estimate of the range of any loss. It believes that NMFC has meritorious defenses to the case and expects it to defend the case vigorously, if properly served.
Item 1A. Risk Factors

Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(dollars in thousands)

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (A)
April 1, 2011 - April 30, 2011	—	—	—	$1,020
May 1, 2011 - May 31, 2011	—	—	—	$1,020
June 1, 2011 - June 30, 2011	—	—	—	$1,020

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

101
The following financial information from NovaStar Financial, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (ii) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

(1) See Note 15 to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL, INC.

DATE:	August 11, 2011	/s/ W. Lance Anderson
W. Lance Anderson, Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

DATE:	August 11, 2011	/s/ Rodney E. Schwatken
Rodney E. Schwatken, Chief Financial Officer
(Principal Financial and Accounting Officer)