Form 10-Q
period 2011-09-30
NOVASTAR FINANCIAL INC
filed 2011-11-09
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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
Yes ☐ No ☒

The number of shares of the Registrant's Common Stock outstanding on November 9, 2011 was 91,253,653.

NOVASTAR FINANCIAL, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2011

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; dollars in thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$16,601	$12,582
Mortgage securities (includes CDO securities of $204 and $1,198, respectively)	5,320	5,778
Notes receivable, net of allowance of $1,047 and $1,047, respectively	4,102	3,965
Service fee receivable, net of allowance of $239 and $42, respectively	6,735	1,924
Other current assets (includes CDO other assets of $217 and $299, respectively)	5,640	3,291
Total current assets	38,398	27,540
Non-Current Assets
Property and equipment, net of depreciation	4,556	4,821
Goodwill	3,170	3,170
Other assets	2,406	2,330
Total non-current assets	10,132	10,321
Total assets	$48,530	$37,861

Liabilities and Shareholders' Deficit
Liabilities:
Current Liabilities
Accounts payable	$9,821	$4,590
Accrued expenses (includes CDO other liabilities of $217 and $0, respectively)	6,129	5,883
Dividends payable	—	50,900
Other current liabilities (includes CDO debt and other liabilities of $204 and $1,497, respectively)	3,565	2,103
Total current liabilities	19,515	63,476
Non-Current Liabilities
Junior subordinated notes	—	78,086
Senior notes	79,146	—
Other liabilities	1,865	2,842
Total non-current liabilities	81,011	80,928
Total liabilities	100,526	144,404

Commitments and contingencies (Note 9)

Shareholders' deficit:
Capital stock, $0.01 par value per share, 120,000,000 and 50,000,000 shares authorized, respectively:
Redeemable preferred stock, $25 liquidating preference per share ($74,750 in total); 2,990,000 shares, issued and outstanding at December 31, 2010	—	30
Convertible participating preferred stock, $25 liquidating preference per share ($52,500 in total); 2,100,000 shares, issued and outstanding at December 31, 2010	—	21
Common stock, 91,253,653 and 9,368,053 shares issued and outstanding, respectively	913	94
Additional paid-in capital	747,416	787,363
Accumulated deficit	(804,477)	(898,195)
Accumulated other comprehensive income	4,603	4,411
Total NovaStar Financial, Inc. (“NFI”) shareholders' deficit	(51,545)	(106,276)
Noncontrolling interests	(451)	(267)
Total shareholders' deficit	(51,996)	(106,543)
Total liabilities and shareholders' deficit	$48,530	$37,861

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; dollars in thousands, except share and per share amounts)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2011	2010	2011	2010
Income and Revenues:
Service fee income	$88,162	$50,237	$37,607	$22,784
Interest income - mortgage loans	—	10,848	—	—
Interest income - mortgage securities	8,723	7,302	3,083	2,804
Total	96,885	68,387	40,690	25,588

Costs and Expenses:
Cost of services	74,146	44,371	32,667	19,692
Interest expense - asset-backed bonds	—	1,416	—	—
Provision for credit losses	—	17,433	—	—
Servicing fees	—	731	—	—
Premiums for mortgage loan insurance	—	308	—	—
Selling, general and administrative expense	15,971	14,083	5,593	4,588
Gain on derecognition of securitization trusts	—	(993,131)	—	—
Other expense (income)	310	(704)	(719)	(401)
Total	90,427	(915,493)	37,541	23,879

Other income (expense)	324	968	71	(43)
Interest expense	(1,746)	(823)	(720)	(251)

Income before income tax expense	5,036	984,025	2,500	1,415
Income tax benefit	(1,652)	(1,293)	(1,702)	(1,921)
Net income	6,688	985,318	4,202	3,336
Less: Net income (loss) attributable to noncontrolling interests	2	(804)	(244)	(105)
Net income attributable to NFI	$6,686	$986,122	$4,446	$3,441
Earnings (Loss) Per Share attributable to NFI:
Basic	$2.39	$86.86	$0.05	$(0.08)
Diluted	$2.38	$86.86	$0.05	$(0.08)
Weighted average basic shares outstanding	39,261,555	9,337,207	90,326,299	9,337,207
Weighted average diluted shares outstanding	39,427,324	9,337,207	90,818,200	9,337,207

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME
(unaudited; dollars in thousands)

	Total NFI Shareholders’ Deficit
	Redeemable Preferred Stock	Convertible Participating Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Deficit
Balance, December 31, 2010	$30	$21	$94	$787,363	$(898,195)	$4,411	$(267)	$(106,543)
Compensation recognized under stock compensation plans	—	—	—	233	—	—	—	233
Issuance of restricted stock, 900,000 shares	—	—	9	(9)	—	—	—	—
Accumulating dividends on preferred stock	—	—	—	—	(8,428)	—	—	(8,428)
Distributions to noncontrolling interests	—	—	—	—	—	—	(461)	(461)
Transfer from noncontrolling interests	—	—	—	(275)	—	—	275	—
Preferred stock exchange	(30)	(21)	810	(39,896)	95,460	—	—	56,323
Comprehensive income:
Net income	—	—	—	—	6,686	—	2	6,688
Other comprehensive income	—	—	—	—	—	192	—	192
Total comprehensive income	—	—	—	—	—	—	—	6,880
Balance, September 30, 2011	$—	$—	$913	$747,416	$(804,477)	$4,603	$(451)	$(51,996)
								Continued

	Total NFI Shareholders’ Deficit
	Redeemable Preferred Stock	Convertible Participating Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Other	Noncontrolling Interest	Total Shareholders’ Deficit
Balance, December 31, 2009	$30	$21	$94	$786,989	$(1,868,398)	$5,111	$(70)	$(329)	$(1,076,552)
Forgiveness of founder’s promissory notes	—	—	—	—	—	—	53	—	53
Compensation recognized under stock compensation plans	—	—	—	292	—	—	—	—	292
Accumulating dividends on preferred stock	—	—	—	—	(12,234)	—	—	—	(12,234)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(88)	(88)
Comprehensive income:
Net income (loss)	—	—	—	—	986,122	—	—	(804)	985,318
Other comprehensive income	—	—	—	—	—	566	—	—	566
Total comprehensive income	—	—	—	—	—	—	—	—	985,884
Balance, September 30, 2010	$30	$21	$94	$787,281	$(894,510)	$5,677	$(17)	$(1,221)	$(102,645)

See notes to condensed consolidated financial statements.									Concluded

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; dollars in thousands)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$6,688	$985,318
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of mortgage securities	(2,258)	(2,635)
Provision for bad debt on notes receivable	—	442
Amortization of premiums on mortgage loans	—	430
Amortization of deferred debt issuance costs and senior debentures discount	1,060	538
Provision for credit losses	—	17,433
Fair value adjustments of trading securities, CDO debt and contingent consideration	(675)	(775)
Gain on derecognition of securitization trusts	—	(993,131)
Gains on derivative instruments	—	(26)
Loss on disposal of fixed assets	290	6
Forgiveness of founders' promissory notes	—	53
Compensation recognized under stock compensation plans	233	292
Depreciation expense	1,461	546
Changes in:
Accrued interest receivable	—	1,300
Service fee receivable	(4,811)	(192)
Other current assets and liabilities, net	(782)	(531)
Other noncurrent assets and liabilities, net	520	1,457
Due to servicer	—	(5,080)
Accounts payable and accrued expenses	5,477	2,630
Net cash provided by operating activities	7,203	8,075

Cash flows from investing activities:
Proceeds from paydowns of mortgage securities	1,702	3,947
Proceeds from repayments of mortgage loans held-in-portfolio	—	15,040
Proceeds from sales of assets acquired through foreclosure	—	15,154
Restricted cash, net	203	3,940
Proceeds from paydowns of notes receivable	87	452
Issuance of notes receivable	(224)	(657)
Purchases of property and equipment	(1,486)	(188)
Acquisition of business, net of cash acquired	—	(609)
Net cash provided by investing activities	282	37,079

Cash flows from financing activities:
Payments on asset-backed bonds	—	(35,341)
Distributions to noncontrolling interests	(461)	(88)
Payments to preferred stockholders for preferred stock exchange	(3,005)	—
Other	—	(45)
Net cash used in financing activities	(3,466)	(35,474)
Net increase in cash and cash equivalents	4,019	9,680
Cash and cash equivalents, beginning of period	12,582	7,104
Cash and cash equivalents, end of period	$16,601	$16,784

		Continued

Supplemental Disclosure of Cash Flow Information
(unaudited; dollars in thousands)

	For the Nine Months Ended September 30,
	2011	2010
Cash paid for interest	$2,364	$4,183
Cash paid for income taxes	—	224
Cash received on mortgage securities - available-for-sale with no cost basis	6,465	4,667
Non-cash investing and financing activities:
Assets acquired through foreclosure	—	6,283
Exchange of noncontrolling interests' notes receivable for contingent earnings payout	—	366
Preferred stock dividends accrued, subsequently eliminated	8,428	12,234
Acquisition contingent earnings payout accrued, not yet paid	—	2,195
Transfer of assets and liabilities upon derecognition of securitization trusts:
Mortgage loans - held-in-portfolio, net of allowance	—	1,250,287
Accrued interest receivable	—	72,725
Real estate owned	—	55,309
Asset-backed bonds secured by mortgage loans	—	2,235,633
Due to servicer	—	131,772
Other liabilities	—	4,047
Exchange of redeemable preferred stock and convertible participating preferred stock:
Elimination of accrued dividends	59,328	—
Cancellation of redeemable preferred stock	30	—
Cancellation of convertible participating preferred stock	21	—
Issuance of common stock	810	—
Decrease of additional paid-in capital	39,896	—
Decrease of accumulated deficit	95,460	—

See notes to condensed consolidated financial statements.		Concluded

NOVASTAR FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the period ended September 30, 2011 (Unaudited)

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

On October 17, 2011, the Company purchased 51% of the equity of Build My Move LLC ("BMM") for $1.7 million plus future obligations to make additional capital contributions to BMM of up to $0.7 million. BMM is a start-up, internet-based company in the “asset-light” third party logistics provider market, with the goal of providing high-quality local and long distance residential and other moving services at a price less than other major national van lines. See Note 19 to the condensed consolidated financial statements for additional details.

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

On June 27, 2011, the Company completed its exchange offer (the “Series C Offer”) for the outstanding shares of publicly-held 8.90% Series C Cumulative Redeemable Preferred Stock of the Company, par value $0.01 per share (“Series C Preferred Stock”). The Series C Offer resulted in the exchange of 43,823,600 shares of Common Stock and $1.6 million of cash for all of the Series C Preferred Stock. Completion of the Series C Offer eliminated the Company's obligations with respect to outstanding and future preferred dividends and the preferred liquidating preference related to the Series C Preferred Stock. Together, the Series C Offer and the Series D Exchange constitute the Company's recapitalization of its outstanding preferred stock (the “Recapitalization”). See Note 3 to the condensed consolidated financial statements for further details.

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

Prior to 2010, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage-backed securities. The Company retained, through its mortgage securities investment portfolio, significant interests in the nonconforming loans it originated and purchased, and through its servicing platform, serviced all of the loans in which it retained interests. The Company continues to hold nonconforming residential mortgage securities.

During January 2010, events occurred that required the Company to reconsider the accounting for three consolidated loan trusts

- NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1. Upon reconsideration, the Company determined that all requirements for derecognition were met under applicable accounting guidelines at the time of the reconsideration event. As a result, the Company derecognized the assets and liabilities of the trusts on January 25, 2010 and recorded a gain during the year ended December 31, 2010 of $993.1 million. These transactions are discussed in greater detail in Note 18 to the condensed consolidated financial statements. The Company's collateralized debt obligation (“CDO”) is the only trust that is consolidated in the financial statements as of September 30, 2011 and December 31, 2010.

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

Revenue Recognition. Service fee revenues are recognized in the period in which the product is delivered or the service provided to and accepted by the customer. Deferred revenue is recorded when payments are received in advance of performing our service obligations and is recognized in accordance with the above criteria. When the Company is the principal in its transactions with customers, service fee revenues are recorded on a gross basis. Otherwise, service fee revenues are recorded on a net basis.

Cash equivalents consist of liquid investments with an original maturity of three months or less. Amounts due from banks and credit card companies of $1.0 million and $0.2 million for the settlement of credit card transactions are included in cash and cash equivalents as of September 30, 2011 and December 31, 2010, respectively, as they are generally collected within three business days. Cash equivalents are stated at cost, which approximates fair value.
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

The Company had $16.6 million in cash and cash equivalents as of September 30, 2011, which was an increase of $4.0 million from December 31, 2010. In addition to the Company's operating expenses, the Company has quarterly interest payments due on its senior debentures. The Company's current projections indicate sufficient available cash and cash flows from operations and its mortgage securities to meet these payment needs.

The Company continues its strategy of developing StreetLinks and significantly increasing its order volume. For the nine and three months ended September 30, 2011, StreetLinks had revenues of $81.5 million and $37.4 million, respectively, as compared to $50.2 million and $22.8 million, respectively, for the nine and three months ended September 30, 2010. StreetLinks had significant growth during 2010 and for the nine months ended September 30, 2011 with the addition of new customers.

During the nine and three months ended September 30, 2011, the Company received $8.2 million and $2.6 million, respectively, in cash on our mortgage securities portfolio, compared to $8.6 million and $3.4 million, respectively, during the nine and three months ended September 30, 2010. During the nine and three months ended September 30, 2011, the Company used cash to pay for corporate and administrative costs and made a distribution to the noncontrolling interests of StreetLinks.

For the nine and three months ended September 30, 2011, Advent had revenues of $6.7 million and $0.2 million, respectively, but had minimal activity for the same periods in 2010 as it was in the start-up phase.

As of September 30, 2011, the Company had working capital of $18.9 million as compared to a working capital deficiency of $35.9 million as of December 31, 2010. The increase of approximately $54.8 million was mainly attributable to dividends payable being eliminated as part of the Recapitalization. The accrued and unpaid dividends on the outstanding Series C Preferred Stock and the outstanding Series D Preferred Stock were eliminated through the Recapitalization. See Note 3 to the condensed consolidated financial statements for further details.

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

Note 2. New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board ("FASB") issued A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring. The update provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. This guidance did not have a significant impact on its consolidated financial statements.

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
In September 2011, the FASB issued Testing for Goodwill Impairment, which amends previous guidance, to allow companies the option of performing a qualitative assessment before completing step one of the impairment test, calculating the fair value of the reporting unit. If the Company determines on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, the two-step impairment test would not be required. The amendments are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, early adoption is permitted. The Company has not made a decision on adoption of the amended standard for the year ending December 31, 2011. The Company does not expect this standard to have a material impact on its financial statements.

Note 3. Recapitalization of Preferred Stock.

Series D Exchange. On June 23, 2011, the Company completed the exchange of all outstanding shares of the Company's Series D Preferred Stock for an aggregate of 37,162,000 shares of newly-issued Common Stock and $1.4 million in cash. Completion of this exchange eliminated the Series D Preferred Stock and Company's obligations with respect to outstanding and future preferred dividends and the preferred liquidating preference related to the Series D Preferred Stock. As of June 23, 2011, there were accrued and unpaid dividends of approximately $34.5 million on the Series D Preferred Stock and the aggregate liquidating preference was $52.5 million.

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

Note 4. Mortgage Securities

Mortgage securities consist of securities classified as available-for-sale and trading as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011	December 31, 2010
Mortgage securities - available-for-sale	$5,116	4,580
Mortgage securities - trading	204	1,198
Total mortgage securities	$5,320	$5,778

As of September 30, 2011 and December 31, 2010, mortgage securities - available-for-sale consisted entirely of the Company's investment in the residual securities issued by securitization trusts sponsored by the Company. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds. See Note 10 to the condensed consolidated financial statements for details on the Company's fair value methodology.

The following table presents certain information on the Company's portfolio of mortgage securities - available-for-sale as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	Cost Basis	Unrealized Gain	Estimated Fair Value	Average Yield (A)
September 30, 2011	514	4,602	5,116	2,468.0%
December 31, 2010	169	4,411	4,580	483.2

(A)	The average yield is calculated from the cost basis of the mortgage securities and does not give effect to changes in fair value that are reflected as a component of shareholders' deficit.

There were no other-than-temporary impairments relating to mortgage securities - available-for-sale for the nine and three months ended September 30, 2011 and 2010.

Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments.

As of September 30, 2011 and December 31, 2010, mortgage securities - trading consisted of subordinated securities purchased from other issuers in the open market. Refer to Note 10 for a description of the valuation methods as of September 30, 2011 and December 31, 2010.

The following table summarizes the Company's mortgage securities - trading as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	Original Face	Amortized Cost Basis	Fair Value	Average Yield (A)
As of September 30, 2011
Subordinated securities pledged to CDO	$369,507	$57,409	$204
Other subordinated securities	215,280	—	—
Total	$584,787	$57,409	$204	1.40%

As of December 31, 2010
Subordinated securities pledged to CDO	$369,507	$73,900	$1,198
Other subordinated securities	215,280	—	—
Total	$584,787	$73,900	$1,198	1.96%

(A) Calculated from the ending fair value of the securities.

The Company recognized net trading losses of $1.2 million and $0.2 million for the nine and three months ended September 30, 2011 and a nominal amount of net trading losses and net trading gains of $0.1 million for the nine and three months ended September 30, 2010, respectively. These amounts are included in the other expense line on the Company's condensed consolidated statements of operations.

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
The Company charges off uncollectible notes receivable when repayment of contractually-obligated amounts is not deemed to be probable. There were no amounts charged off during the nine and three months ended September 30, 2011 and 2010. Due to the low number of notes receivable, the Company evaluates each note individually for collectability rather than analyzing by class or credit quality indicator. As a result of this review, there were no provisions made for credit losses for the nine and three months ended September 30, 2011 and a provision made for credit losses of $0.5 million during the nine months ended September 30, 2010. There were no additional provisions made for credit losses for the three months ended September 30, 2010. The Company had no modifications of notes receivable agreements for the nine and three months ended September 30, 2011 and 2010.
The Company has a note receivable due from an entity with which it is in litigation. The gross balance of this note receivable was $4.4 million as of September 30, 2011 and December 31, 2010. This note was over 90 days and no longer accruing interest as of September 30, 2011 and December 31, 2010. This note receivable could become completely impaired dependent upon the financial means of the entity to repay the note, see additional details in Note 9 to the condensed consolidated financial statements for further details relating to the litigation.
The remaining $0.8 million of notes receivable outstanding as of September 30, 2011 was current. As of December 31, 2010, the remaining $0.6 million of notes receivable was 90 days or more past due and still accruing interest.
Activity in the allowance for credit losses on notes receivable is as follows for the nine and three months ended September 30, 2011 and 2010 (dollars in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2011	2010	2011	2010
Balance, beginning of period	$1,047	$300	$1,047	$742
Provision for credit losses	—	452	—	—
Charge-offs	—	(10)	—	—
Balance, end of period	$1,047	$742	$1,047	$742

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

Maintenance and repairs are charged to expense. Major renewals and improvements are capitalized. Gains and losses on dispositions are credited or charged to earnings as incurred. Depreciation and amortization expense relating to property and equipment was $1.5 million and $0.5 million for the nine and three months ended September 30, 2011, as compared to $0.5 million and $0.2 million for the nine and three months ended September 30, 2010, respectively.

The following table shows the Company's property and equipment, net as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011	December 31, 2010
Furniture, fixtures and office equipment	$865	$803
Hardware and computer equipment	2,905	2,148
Software	5,933	5,794
Leasehold improvements	288	258
Total Cost	9,991	9,003
Less: Accumulated depreciation and amortization	(5,435)	(4,182)
Property and equipment, net	$4,556	$4,821

Note 7. Goodwill

As of September 30, 2011 and December 31, 2010, goodwill totaled $3.2 million. Goodwill is tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value. For tax purposes, the goodwill is included in the Company's basis in its investment in StreetLinks as it is a limited liability company. Therefore, it will be non-deductible for tax purposes as long as the Company holds its investment in StreetLinks.

Goodwill activity is as follows for the nine and three months ended September 30, 2011 and 2010 (dollars in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2011	2010	2011	2010
Balance, beginning of period	$3,170	$—	$3,170	$975
StreetLinks earnings target payment (A)	—	3,170	—	2,195
Balance, end of period	$3,170	$3,170	$3,170	$3,170

(A)	The $2.2 million earnings target payment was achieved as of September 30, 2010, but was not paid until the fourth quarter of 2010.

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

The Company was in compliance with all covenants as of September 30, 2011 and compliance with the covenants did not have a material impact on the Company's financial flexibility.

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

Beginning in 1997 and ending in 2007, affiliates of the Company sold loans to securitization trusts and third parties with the potential of such repurchase obligations. The aggregate original principal balance of these loans was $43.1 billion at the time of sale or securitization. The remaining principal balance of these loans is not available as these loans are serviced by third parties, may have been refinanced, sold or liquidated. During 2010 and the nine months ended September 30, 2011, the Company has received claims to repurchase loans with original principal balances of approximately $30.4 million. These claims have not been acknowledged as valid by the Company. In some cases, claims were made against affiliates of the Company that have ceased operations and have no or limited assets. Therefore, NovaStar Financial, Inc. is not obligated under the contracts forming the basis for the claims. The Company has not repurchased any loans in 2010 or 2011.

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
On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case include NovaStar Mortgage Funding Corporation (“NMFC”) and its individual directors, several securitization trusts sponsored by the Company, and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. Plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff's claims, which the Court granted on March 31, 2011, with leave to amend. Plaintiff filed a second amended complaint on May 16, 2011, and the Company has again filed a motion to dismiss. The Company cannot provide an estimate of the range of any loss. The Company believes that it has meritorious defenses to the case and expects to defend the case vigorously.
On December 31, 2009, ITS Financial, LLC (“ITS”) filed a complaint against Advent and the Company alleging a breach of contract by Advent for a contract for services related to tax refund anticipation loans and early season loans. ITS does business as Instant Tax Service. The defendants moved the case to the United States District Court for the Southern District of Ohio. The complaint alleges that the Company worked in tandem and as one entity with Advent in all material respects. The complaint also alleges fraud in the inducement, tortious interference by the Company with the contract, breach of good faith and fair dealing, fraudulent and negligent misrepresentation, and liability of the Company by piercing the corporate veil and joint and several liability. The plaintiff references a $3.0 million loan made by the Company to plaintiff and seeks a judgment declaring that this loan be subject to an offset by the plaintiff's damages. On September 13, 2010, the Court denied the Company's motion to transfer the case to the United States District Court for the Western District of Missouri, and on September 29, 2010, the Company answered the complaint and made a counterclaim against the plaintiff for plaintiff's failure to repay the loan. On February 21, 2011, the Company amended its counterclaim, asserting additional claims against the plaintiff. On October 21, 2011, the Court granted the Company's motion for partial summary judgment on the loan claim and granted a partial summary judgment in favor of the Company with respect to certain claims and damages alleged by ITS. The Company cannot provide an estimate of the range of any loss or recovery. The Company believes that it has meritorious defenses to this case and expects to vigorously defend the case and pursue its counterclaims.
On July 9, 2010 and on February 11, 2011, Cambridge Place Investment Management, Inc. filed complaints in the Suffolk, Massachusetts Superior Court against NMFC and numerous other entities seeking damages on account of losses associated with residential mortgage-backed securities purchased by plaintiff's assignors. The complaints allege untrue statements and omissions of material facts relating to loan underwriting and credit enhancement. The complaints also allege a violation of Section 410 of the Massachusetts Uniform Securities Act, (Chapter 110A of the Massachusetts General Laws). Defendants removed the cases to the United States District Court for the District of Massachusetts, and plaintiff filed motions to remand the cases back to state court. On August 22, 2011, the federal court remanded these cases back to state court, and on October 14, 2011, the plaintiff filed amended complaints. This litigation is in its early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that NMFC has meritorious defenses to these claims and expects that the cases will be defended vigorously.
On June 20, 2011, the National Credit Union Administration Board, as liquidating agent of U.S. Central Federal Credit Union, filed an action against NMFC and numerous other defendants in the United States District Court for the District of Kansas, claiming that the defendants issued or underwrote residential mortgage-backed securities pursuant to allegedly false or misleading registration statements, prospectuses, and/or prospectus supplements. On October 12, 2011, the complaint was served on NMFC. The Company cannot provide an estimate of the range of any loss, and believes that NMFC has meritorious defenses to the case and expects it to defend the case vigorously.
Note 10. Fair Value Accounting

Fair Value Measurements

The Company's valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs create the following fair value hierarchy:

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

The following tables present for each of the fair value hierarchy levels, the Company's assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (dollars in thousands).

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage securities - trading	$204	$—	$—	$204
Mortgage securities - available-for-sale	5,116	—	—	5,116
Total assets	$5,320	$—	$—	$5,320

Liabilities:
Asset-backed bonds secured by mortgage securities	$204	$—	$—	$204
Contingent consideration (A)	300	—	—	300
Total liabilities	$504	$—	$—	$504

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

The following tables provide a reconciliation of the beginning and ending balances for the Company's mortgage securities - trading which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine and three months ended September 30, 2011 and 2010 (dollars in thousands):

	Cost Basis	Unrealized Loss	Estimated Fair Value of Mortgage Securities
As of December 31, 2010	$73,900	$(72,702)	$1,198
Increases (decreases) to mortgage securities - trading
Accretion of income	880	—	880
Proceeds from paydowns of securities	(668)	—	(668)
Other than temporary impairments	(16,703)	16,703	—
Mark-to-market value adjustment	—	(1,206)	(1,206)
Net (decrease) increase to mortgage securities - trading	(16,491)	15,497	(994)
As of September 30, 2011	$57,409	$(57,205)	$204

	Cost Basis	Unrealized Loss	Estimated Fair Value of Mortgage Securities
As of December 31, 2009	$104,013	$(102,926)	$1,087
Increases (decreases) to mortgage securities - trading
Accretion of income	761	—	761
Proceeds from paydowns of securities	(588)	—	(588)
Other than temporary impairments	(23,444)	23,444	—
Mark-to-market value adjustment	—	(30)	(30)
Net (decrease) increase to mortgage securities - trading	(23,271)	23,414	143
As of September 30, 2010	$80,742	$(79,512)	$1,230

	Cost Basis	Unrealized Loss	Estimated Fair Value of Mortgage Securities
As of June 30, 2011	$57,410	$(56,986)	$424
Increases (decreases) to mortgage securities - trading
Accretion of income	179	—	179
Proceeds from paydowns of securities	(180)	—	(180)
Mark-to-market value adjustment	—	(219)	(219)
Net decrease to mortgage securities - trading	(1)	(219)	(220)
As of September 30, 2011	$57,409	$(57,205)	$204

	Cost Basis	Unrealized Loss	Estimated Fair Value of Mortgage Securities
As of June 30, 2010	$80,677	$(79,598)	$1,079
Increases (decreases) to mortgage securities - trading
Accretion of income	257	—	257
Proceeds from paydowns of securities	(165)	—	(165)
Other than temporary impairments	(27)	27	—
Mark-to-market value adjustment	—	59	59
Net increase to mortgage securities - trading	65	86	151
As of September 30, 2010	$80,742	$(79,512)	$1,230

The following tables provide a reconciliation of the beginning and ending balances for the Company's mortgage securities - available-for-sale which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine and three months ended September 30, 2011 and 2010 (dollars in thousands):

	Cost Basis	Unrealized Gain	Estimated Fair Value of Mortgage Securities
As of December 31, 2010	$169	$4,411	$4,580
Increases (decreases) to mortgage securities - available-for-sale
Accretion of income (A)	1,378	—	1,378
Proceeds from paydowns of securities (A) (B)	(1,034)	—	(1,034)
Mark-to-market value adjustment	—	192	192
Net increase to mortgage securities - available-for-sale	344	192	536
As of September 30, 2011	$513	$4,603	$5,116

(A) Cash received on mortgage securities with no cost basis was $6.5 million for the nine months ended September 30, 2011.
(B) For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the balance sheet reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts. As of September 30, 2011, the Company had no receivables from securitization trusts.

	Cost Basis	Unrealized Gain	Estimated Fair Value of Mortgage Securities
As of December 31, 2009	$1,794	$5,109	$6,903
Increases (decreases) to mortgage securities - available-for-sale
Accretion of income (A)	1,874	—	1,874
Proceeds from paydowns of securities (A) (B)	(3,359)	—	(3,359)
Mark-to-market value adjustment	—	566	566
Net (decrease) increase to mortgage securities - available-for-sale	(1,485)	566	(919)
As of September 30, 2010	$309	$5,675	$5,984

(A) Cash received on mortgage securities with no cost basis was $4.7 million for the nine months ended September 30, 2010.
(B) For mortgage securities with a remaining cost basis, the Company reduces the cost basis by the amount of cash that is contractually due from the securitization trusts. In contrast, for mortgage securities in which the cost basis has previously reached zero, the Company records in interest income the amount of cash that is contractually due from the securitization trusts. In both cases, there are instances where the Company may not receive a portion of this cash until after the balance sheet reporting date. Therefore, these amounts are recorded as receivables from the securitization trusts. As of September 30, 2010, the Company had no receivable due from securitization trusts.

	Cost Basis	Unrealized Gain	Estimated Fair Value of Mortgage Securities
As of June 30, 2011	$48	$4,881	$4,929
Increases (decreases) to mortgage securities - available-for-sale
Accretion of income (A)	742	—	742
Proceeds from paydowns of securities (A) (B)	(277)	—	(277)
Mark-to-market value adjustment	—	(278)	(278)
Net (decrease) increase to mortgage securities - available-for-sale	465	(278)	187
As of September 30, 2011	$513	$4,603	$5,116

(A) Cash received on mortgage securities with no cost basis was $2.2 million for the three months ended September 30, 2011.

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

	Cost Basis	Unrealized Gain	Estimated Fair Value of Mortgage Securities
As of June 30, 2010	$469	$5,384	$5,853
Increases (decreases) to mortgage securities - available-for-sale
Accretion of income (A)	475	—	475
Proceeds from paydowns of securities (A) (B)	(635)	—	(635)
Mark-to-market value adjustment	—	291	291
Net decrease to mortgage securities - available-for-sale	(160)	291	131
As of September 30, 2010	$309	$5,675	$5,984

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

The following table provides a reconciliation of the beginning and ending balances for the Company's contingent consideration liability which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine and three months ended September 30, 2011 and 2010 (dollars in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2011	2010	2011	2010
Balance, beginning of period	$450	$—	$300	$—
Fair value adjustment	(150)	—	—	—
Balance, end of period	$300	$—	$300	$—

The following table provides a summary of the impact to earnings for the nine and three months ended September 30, 2011 and 2010 from the Company's assets and liabilities which are measured at fair value on a recurring and nonrecurring basis (dollars in thousands):

		Fair Value Adjustments For the
		Nine Months Ended September 30,		Three Months Ended September 30,
Asset or Liability Measured at Fair Value	Fair Value Measurement Frequency	2011	2010	2011	2010	Statement of Operations Line Item Impacted
Mortgage securities - trading	Recurring	$(1,206)	$(30)	$(219)	$59	Other income (expense)
Real estate owned (A)	Nonrecurring	—	(178)	—	—	Provision for credit losses
Derivative instruments, net (A)	Recurring	—	157	—	—	Other income (expense)
Contingent consideration (B)	Recurring	150	—	—	—	Other income (expense)
Asset-backed bonds secured by mortgage securities	Recurring	1,731	805	396	239	Other income (expense)
Total fair value (losses)gains (C)		$675	$754	$177	$298

(A)	The Company did not hold any real estate owned or derivative instruments as of September 30, 2011.
(B) The contingent consideration represents the estimated fair value of the additional potential earn-out opportunity payable in connection with our acquisition of Corvisa that is contingent and based upon certain future earnings targets.

(C)	The Company did not have any impairments relating to mortgage securities - available-for-sale for the nine and three months ended September 30, 2011 and 2010.

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

Fair Value Option for Financial Assets and Financial Liabilities

The Company elected the fair value option for asset-backed bonds issued from the CDO to help reduce earnings volatility which otherwise would arise if the accounting method for this debt was not matched with the fair value accounting for the related mortgage securities. The asset-backed bonds which are being carried at fair value are included in the “Other current liabilities” line item on the condensed consolidated balance sheets. The Company recognized fair value adjustments of $1.7 million and $0.4 million for the nine and three months ended September 30, 2011 as compared to $0.8 million and $0.2 million for the nine and three months ended September 30, 2010, which is included in the “Other expenses” line item on the condensed consolidated statements of operations. Substantially all of the change in fair value of the asset-backed bonds during the nine and three months ended September 30, 2011 and 2010 is considered to be related to specific credit risk as all of the bonds are floating rate.

The following table shows the difference between the unpaid principal balance and the fair value of the asset-backed bonds secured by mortgage securities for which the Company has elected fair value accounting as of September 30, 2011 and December 31, 2010 (dollars in thousands):

Unpaid Principal Balance as of	Unpaid Principal Balance	Year to Date Gain Recognized		Fair Value
September 30, 2011	$325,195	$1,731		$204
December 31, 2010	324,662	805	(A)	1,198

(A) For the nine months ended September 30, 2010.

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

The estimated fair values of the Company's financial instruments are as follows as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	As of September 30, 2011		As of December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Restricted cash	$1,978	$1,886	$1,413	$1,341
Mortgage securities - trading	204	204	1,198	1,198
Mortgage securities - available-for-sale	5,116	5,116	4,580	4,580
Financial liabilities:
Borrowings:
Asset-backed bonds secured by mortgage securities	204	204	1,198	1,198
Senior Notes	79,146	10,351	—	—
Junior Subordinated Notes	—	—	78,086	17,988

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

Senior Notes - As of September 30, 2011, the fair value is estimated by discounting future projected cash flows using a discount rate commensurate with the risks involved.

Junior Subordinated Notes - As of December 31, 2010, the fair value is estimated by discounting future projected cash flows using a discount rate commensurate with the risks involved.

Note 12. Comprehensive Income

The following is a rollforward of comprehensive income for the nine and three months ended September 30, 2011 and 2010 (dollars in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2011	2010	2011	2010
Net income	$6,688	$985,318	$4,202	$3,336
Other comprehensive income (loss):
Change in unrealized gain on mortgage securities - available-for-sale	192	566	(278)	291
Other comprehensive income (loss)	192	566	(278)	291
Total comprehensive income	6,880	985,884	3,924	3,627
Comprehensive income (loss) attributable to noncontrolling interests	2	(804)	(244)	(105)
Total comprehensive income attributable to NFI	$6,878	$986,688	$4,168	$3,732

Due to the valuation allowance the Company has recorded on deferred income taxes, there is no net income tax expense recorded against other comprehensive income (loss).

Note 13. Income Taxes

Based on the evidence available as of September 30, 2011 and December 31, 2010, the Company believes that it is more likely than not that the Company will not realize its deferred tax assets. Based on this conclusion, the Company recorded a valuation allowance against its entire net deferred tax assets as of September 30, 2011 and December 31, 2010.

During the nine months ended September 30, 2011, the Company recorded a tax benefit of $2.1 million related to the filing of amended federal and state income tax returns for the 2007 tax year. The returns were amended to reflect newly available information related to the updated amount of income from non-economic residual interests.

The Company recognizes tax benefits in accordance with the Accounting for Uncertainty in Income Taxes guidance.  This guidance establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements.

The activity in the accrued liability for unrecognized tax benefit is as follows for the nine months ended September 30, 2011 (dollars in thousands):

For the Nine Months Ended September 30, 2011
Balance, beginning of period	$966
Gross decreases - tax positions in prior period	—
Gross increases - tax positions in current period	526
Lapse of statute of limitations	(76)
Balance, end of period	$1,416

As of September 30, 2011 and December 31, 2010, the total gross amount of unrecognized tax benefits was $1.4 million and $1.0 million, respectively, which also represents the total amount of unrecognized tax benefits that would impact the effective tax rate. The Company anticipates a reduction of unrecognized tax benefits in the amount of $0.4 million due to the lapse of statute of limitations in the next twelve months.

Note 14. Segment Reporting

The Company reviews, manages and operates its business in three segments: corporate, appraisal management and financial intermediary. Corporate operating results include income generated from mortgage securities retained from securitizations, the results of the Company's CDO and corporate general and administrative expenses. Appraisal management operations include the service fee income and related expenses from the Company's majority-owned direct subsidiary, StreetLinks, and its majority-owned indirect subsidiary, Corvisa. The financial intermediary segment consists of the financial settlement service fee income and related expenses from Advent. This segment had significant operations during the nine months ended September 30, 2011, and therefore is now managed as its own segment. Operations of Advent had been included in the Corporate segment information in the same period in 2010 as it was in its start-up phase and its operating activities were minimal. The Securitization trusts segment is no longer its own segment due to the derecognition of the securitization trusts which occurred in January 2010. See Note 18 to the condensed consolidated financial statements for further details.

The following is a summary of the operating results of the Company's segments for the nine and three months ended September 30, 2011 and 2010 (dollars in thousands):

For the Nine Months Ended September 30, 2011

	Corporate	Appraisal Management	Financial Intermediary	Eliminations	Total
Income and Revenues:
Service fee income	$—	$81,469	$6,693	$—	$88,162
Interest income - mortgage securities	8,723	—	—	—	8,723
Total	8,723	81,469	6,693	—	96,885

Costs and Expenses:
Cost of services	—	71,025	3,121	—	74,146
Selling, general and administrative expense	7,916	6,182	2,671	(798)	15,971
Other (income) expenses	(391)	40	215	446	310
Total	7,525	77,247	6,007	(352)	90,427

Other income	494	182	—	(352)	324
Interest expense	(1,746)	—	—	—	(1,746)

(Loss) income before income tax benefit	(54)	4,404	686	—	5,036
Income tax benefit	(1,652)	—	—	—	(1,652)
Net (loss) income	1,598	4,404	686	—	6,688
Less: Net (loss) income attributable to noncontrolling interests	—	(259)	261	—	2
Net income attributable to NFI	$1,598	$4,663	$425	$—	$6,686

Depreciation and amortization expense (A)	$133	$1,279	$49	$—	$1,461
Additions to long-lived assets	$48	$1,323	$115	$—	$1,486

September 30, 2011:
Total assets (B)	$33,055	$24,565	$1,297	$(10,387)	$48,530

(A) Amounts are included in the cost of services and selling, general and administrative expense line item of the condensed consolidated statements of operations.

(B)	Appraisal management segment includes goodwill of $3.2 million.

As of September 30, 2010, the Company reviewed, managed and operated its business in three segments: securitization trusts, corporate and appraisal management. Securitization trusts' operating results are driven from the income generated on the on-balance sheet securitizations less associated costs.

For the Nine Months Ended September 30, 2010

	Securitization Trusts	Corporate	Appraisal Management	Eliminations	Total
Income and Revenues:
Service fee income	$—	$—	$50,237	$—	$50,237
Interest income - mortgage loans	10,681	—	—	167	10,848
Interest income - mortgage securities	683	6,619	—	—	7,302
Total	11,364	6,619	50,237	167	68,387

Costs and Expenses:
Cost of services	—	—	44,371	—	44,371
Interest expense - asset-backed bonds	1,416	—	—	—	1,416
Provision for credit losses	17,433	—	—	—	17,433
Servicing fees	731	—	—	—	731
Premiums for mortgage loan insurance	308	—	—	—	308
Selling, general and administrative expense	14	10,877	3,192	—	14,083
Gain on derecognition of securitization trusts	(993,131)	—	—	—	(993,131)
Other expenses (income)	1,913	(2,972)	77	278	(704)
Total	(971,316)	7,905	47,640	278	(915,493)

Other income	—	965	3	—	968
Interest expense	—	(823)	—	—	(823)

Income (loss) before income tax benefit	982,680	(1,144)	2,600	(111)	984,025
Income tax benefit	—	(1,293)	—	—	(1,293)
Net income	982,680	149	2,600	(111)	985,318
Less: Net (loss) income attributable to noncontrolling interests	—	(1,121)	317	—	(804)
Net income attributable to NFI	$982,680	$1,270	$2,283	$(111)	$986,122

Depreciation and amortization expense (A)	$—	$196	$350	$—	$546
Additions to long-lived assets	$—	$141	$47	$—	$188

September 30, 2010:
Total assets (B)	$1,578	$27,972	$14,965	$(3,377)	$41,138

(A)	Amounts are included in the cost of services and selling, general and administrative expense line item of the condensed consolidated statements of operations.

(B)	Appraisal management segment includes goodwill of $3.2 million.

For the Three Months Ended September 30, 2011

	Corporate	Appraisal Management	Financial Intermediary	Eliminations	Total
Income and Revenues:
Service fee income	$—	$37,427	$180	$—	$37,607
Interest income - mortgage securities	3,083	—	—	—	3,083
Total	3,083	37,427	180	—	40,690

Costs and Expenses:
Cost of services	—	32,302	365	—	32,667
Selling, general and administrative expense	2,005	2,811	940	(163)	5,593
Other (income) expenses	(908)	15	11	163	(719)
Total	1,097	35,128	1,316	—	37,541

Other income	56	15	—	—	71
Interest expense	(720)	—	—	—	(720)

Income (loss) before income tax benefit	1,322	2,314	(1,136)	—	2,500
Income tax benefit	(1,702)	—	—	—	(1,702)
Net income (loss)	3,024	2,314	(1,136)	—	4,202
Less: Net income (loss) attributable to noncontrolling interests	—	2	(246)	—	(244)
Net income (loss) attributable to NFI	$3,024	$2,312	$(890)	$—	$4,446

Depreciation and amortization expense (A)	$45	$433	$8	$—	$486
Additions to long-lived assets	$30	$595	$108	$—	$733

(A)	Amounts are included in the cost of services and selling, general and administrative expense line item of the condensed consolidated statements of operations.

For the Three Months Ended September 30, 2010

	Securitization Trusts	Corporate	Appraisal Management	Eliminations	Total
Income and Revenues:
Service fee income	$—	$—	$22,784	$—	$22,784
Interest income - mortgage loans	—	—	—	—	—
Interest income - mortgage securities	233	2,571	—	—	2,804
Total	233	2,571	22,784	—	25,588

Costs and Expenses:
Cost of services	—	—	19,692	—	19,692
Selling, general and administrative expense	—	3,320	1,268	—	4,588
Other expenses (income)	658	(1,211)	36	116	(401)
Total	658	2,109	20,996	116	23,879

Other (expense) income	—	(45)	2	—	(43)
Interest expense	—	(251)	—	—	(251)

(Loss) income before income tax benefit	(425)	166	1,790	(116)	1,415
Income tax benefit	—	(1,921)	—	—	(1,921)
Net (loss) income	(425)	2,087	1,790	(116)	3,336
Less: Net (loss) income attributable to noncontrolling interests	—	(323)	218	—	(105)
Net (loss) income attributable to NFI	$(425)	$2,410	$1,572	$(116)	$3,441

Depreciation and amortization expense (A)	$—	$60	$117	$—	$177
Additions to long-lived assets	$—	$135	$45	$—	$180

(A) Amounts are included in the cost of services and selling, general and administrative expense line item of the condensed consolidated statements of operations.

Note 15. Earnings per Share

For the nine and three months ended September 30, 2011, earnings per share was calculated using the treasury method which included the Series D Preferred Stock assumed to be converted to 1,875,000 shares of Common Stock that shared in distributions with common shareholders on a 1:1 basis through the date of the Recapitalization. See Note 3 to the condensed consolidated financial statements for further details. The weighted average common shares outstanding for the nine and three months ended September 30, 2011 also include the effect of the newly-issued Common Stock.

Prior to the Recapitalization during June 2011, the Series D Preferred Stock were considered participating securities and therefore the earnings per share information below is calculated under the two-class method for the nine and three months ended September 30, 2010. In determining the number of diluted shares outstanding, the relevant guidance requires disclosure of the more dilutive earnings per share result between the if-converted method calculation and the two-class method calculation. For both the nine and three months ended September 30, 2010, the two-class method calculation was more dilutive; therefore, the earnings per share information below is presented following the two-class method which includes convertible participating preferred stock assumed to be converted to 1,875,000 shares of common stock that share in distributions with common shareholders on a 1:1 basis. As the holders of the Series D Preferred Stock did not have an obligation to participate in losses, no allocation of undistributed losses was necessary for the three months ended September 30, 2010.

The computations of basic and diluted earnings per share for the nine and three months ended September 30, 2011 and 2010 (dollars in thousands, except share and per share amounts) are as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income	$6,688	$985,318	$4,202	$3,336
Less income (loss) attributable to noncontrolling interests	2	(804)	(244)	(105)
Dividends on preferred shares	(8,428)	(12,234)	—	(4,183)
Net effect of preferred stock exchange (A)	95,460	—	—	—
Allocation of undistributed income to convertible participating preferred stock	—	(162,862)	—	—
Income (loss) available to common shareholders	$93,718	$811,026	$4,446	$(742)

Denominator:
Weighted average common shares outstanding - basic	39,261,555	9,337,207	90,326,299	9,337,207

Weighted average common shares outstanding - dilutive:
Weighted average common shares outstanding - basic	39,261,555	9,337,207	90,326,299	9,337,207
Restricted stock	165,769	—	491,901	—
Weighted average common shares outstanding - dilutive	39,427,324	9,337,207	90,818,200	9,337,207

Basic earnings per share:
Net income	$0.17	$105.53	$0.05	$0.36
Less loss attributable to noncontrolling interests	—	(0.08)	—	(0.01)
Dividends on preferred shares	(0.21)	(1.31)	—	(0.45)
Net effect of preferred stock exchange (A)	2.43	—	—	—
Allocation of undistributed income to convertible participating preferred stock	—	(17.44)	—	—
Net income (loss) available to common shareholders	$2.39	$86.86	$0.05	$(0.08)

Diluted earnings per share:
Net income	$0.17	$105.53	$0.05	$0.36
Less loss attributable to noncontrolling interests	—	(0.08)	—	(0.01)
Dividends on preferred shares	(0.21)	(1.31)	—	(0.45)
Net effect of preferred stock exchange (A)	2.42	—	—	—
Allocation of undistributed income to convertible participating preferred stock	—	(17.44)	—	—
Net income (loss) available to common shareholders	$2.38	$86.86	$0.05	$(0.08)

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

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2011	2010	2011	2010
Number of stock options	547	280	705	285
Weighted average exercise price of stock options	$11.53	$22.00	$8.07	$21.66

The Company granted 0.4 million options to purchase shares of Common Stock at an exercise price of $0.51, the closing price on the date of issuance, March 15, 2011 and are included in the table above. The Company also granted 0.9 million shares of restricted Common Stock to its non-employee directors on August 9, 2011, approximately 0.2 million and 0.5 million of which were not included in the earnings per share as they were anti-dilutive for the nine and three months ended September 30, 2011, respectively.

The Company had 27,354 and 30,846 of additional nonvested shares outstanding as of September 30, 2011 and September 30, 2010, respectively which have original cliff vesting schedules ranging between five and ten years. The nonvested shares for each period were not included in the earnings per share because they were anti-dilutive.

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

Activity in the allowance for credit losses on mortgage loans - held-in-portfolio is as follows for the nine months ended September 30, 2010. There was no activity during the nine and three months ended September 30, 2011 or the three months ended September 30, 2010 (dollars in thousands):

For the Nine Months Ended September 30, 2010
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

Certain tables below present the assets and liabilities of consolidated and unconsolidated VIEs that the Company has a variable interest in the VIE. For consolidated VIEs, these amounts are net of intercompany balances. The tables also present the Company's exposure to loss resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Company holds a variable interest as of September 30, 2011 and December 31, 2010. The Company's maximum exposure to loss is based on the unlikely event that all of the assets in the VIEs become worthless.

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

The table below provides the disclosure information required for VIEs that are consolidated by the Company (dollars in thousands):

		Assets After Intercompany Eliminations
Consolidated VIEs	Total Assets	Unrestricted	Restricted (A)	Liabilities After Intercompany Eliminations	Recourse to the Company (B)
September 30, 2011
CDO (C)	$204	$—	$204	$204	$—
December 31, 2010
CDO (C)	$1,499	$—	$1,497	$1,497	$—

(A)	Assets are considered restricted when they cannot be freely pledged or sold by the Company.

(B)	This column reflects the extent, if any, to which investors have recourse to the Company beyond the assets held by the VIE and assumes a total loss of the assets held by the VIE.

(C)	Assets are primarily recorded in Mortgage securities and liabilities are recorded in Other current liabilities.

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

The following table relates to securitizations where the Company is the retained interest holder of assets issued by the entity (dollars in thousands):

	Size/Principal Outstanding (A)	Assets on Balance Sheet (B)	Liabilities on Balance Sheet	Maximum Exposure to Loss(C)	Year to Date Loss on Sale	Year to Date Cash Flows
September 30, 2011	$6,513,528	$5,116	$—	$5,116	$—	$7,499
December 31, 2010	7,189,121	4,580	—	4,580	—	7,683	(D)

(A)	Size/Principal Outstanding reflects the estimated principal of the underlying assets held by the VIE.

(B)	Assets on balance sheet are securities issued by the entity and are recorded in Mortgage securities.

(C)	The maximum exposure to loss includes the assets held by the Company. The maximum exposure to loss assumes a total loss on the referenced assets held by the VIE.

(D)	For the nine months ended September 30, 2010.

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

The following table presents information on retained interests held by the Company as of September 30, 2011 arising from the Company's residential mortgage-related securitization transactions. The pre-tax sensitivities of the current fair value of the retained interests to immediate 10% and 25% adverse changes in assumptions and parameters are also shown (dollars in thousands):

Carrying amount/fair value of residual interests	$5,116
Weighted average life (in years)	2.00
Weighted average prepayment speed assumption (CPR) (percent)	17.9
Fair value after a 10% increase in prepayment speed	$4,910
Fair value after a 25% increase in prepayment speed	$4,694
Weighted average expected annual credit losses (percent of current collateral balance)	5.3
Fair value after a 10% increase in annual credit losses	$4,857
Fair value after a 25% increase in annual credit losses	$4,739
Weighted average residual cash flows discount rate (percent)	25.0%
Fair value after a 500 basis point increase in discount rate	$4,898
Fair value after a 1000 basis point increase in discount rate	$4,694
Market interest rates:
Fair value after a 100 basis point increase in market rates	$3,421
Fair value after a 200 basis point increase in market rates	$2,116

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

During the first quarter of 2010, the Company attempted to sell the mezzanine-level bonds the Company owns from the NHEL 2006-1 and NHEL 2006-MTA1 securitization trusts. No bids were received for the bonds, which prompted a reconsideration of the Company's conclusion with respect to the trusts' consolidation. As all requirements for derecognition had been met under applicable accounting guidelines, the Company derecognized the assets and liabilities of the NHEL 2006-1 and NHEL 2006-MTA1 trusts during the nine months ended September 30, 2010.

During January of 2010, the final derivative of the NHEL 2007-1 loan securitization trust expired. The expiration of this derivative is a reconsideration event. As all requirements for derecognition had been met under applicable accounting guidelines, the Company derecognized the assets and liabilities of the 2007-1 securitization trust during the nine months ended September 30,

2010.

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

Note 19. Subsequent Events

On October 17, 2011, pursuant to the terms of a Unit Purchase Agreement between the Company and Build My Move, LLC (“BMM”), the Company acquired 51% of the fully diluted membership interests in BMM. BMM is a start-up, internet-based company in the “asset-light” third party logistics provider market, with the goal of providing high-quality local and long distance residential and other moving services at a price less than other major national van lines. The Company purchased Class C units of BMM, having preferred distribution, liquidation and management rights, in exchange for a purchase price of $1.7 million and, upon the occurrence of certain conditions related to BMM's financial condition and its contractual obligations, the Company has the obligation to make additional capital contributions to BMM up to $0.7 million (the “Transaction”).

BMM changed its name to Mango Moving, LLC, on October 21, 2011.

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

We own 78% of Advent Financial Services LLC (“Advent”). Advent provides financial settlement services, for income tax preparation businesses and also provides access to tailored banking accounts, small dollar banking products and related services to meet the needs of low and moderate income level individuals. Advent is not a bank, but acts as an intermediary for banking products on behalf of other banking institutions. A primary distribution channel of Advent's bank products is by way of settlement services to electronic income tax return originators. Advent provides a process for the originators to collect refunds from the Internal Revenue Service, distribute fees to various service providers and deliver the net refund to individuals. Individuals may elect to have the net refund dollars deposited into a bank account offered through Advent. Individuals also have the option to have the net refund dollars paid by check or to an existing bank account. Regardless of the settlement method, Advent receives a fee from the originator for providing the settlement service. Advent also distributes its banking products via other methods, including through employers and employer service organizations. Advent receives fees from banking institutions and from the bank account owner for services related to the use of the funds deposited to Advent-offered bank accounts.

Prior to 2010, we originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. We retained, in our mortgage securities investment portfolio, significant interests in the nonconforming loans we originated and purchased, and through our servicing platform, serviced all of the loans in which we retained interests. We discontinued our mortgage lending operations and sold our mortgage servicing rights which subsequently resulted in the closing of our servicing operations. The mortgage securities we retained continue to be a significant source of our cash flow.

The Company's condensed consolidated financial statements as of September 30, 2011 and for the nine and three months ended September 30, 2011 and 2010 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements.
Significant Recent Events
On October 17, 2011, pursuant to the terms of a Unit Purchase Agreement between the Company and Build My Move, LLC (“BMM”), the Company acquired 51% of the fully diluted membership interests in BMM. BMM is a start-up, internet-based company in the “asset-light” third party logistics provider market, with the goal of providing high-quality local and long distance residential and other moving services at a price less than other major national van lines. The Company purchased Class C units of BMM, having preferred distribution, liquidation and management rights, in exchange for a purchase price of $1.7 million and, upon the occurrence of certain conditions related to BMM's financial condition and its contractual obligations, the Company has the obligation to make additional capital contributions to BMM up to $0.7 million (the “Transaction”).

At the closing of the Transaction, BMM repaid a $0.3 million loan from a member, redeemed all membership interests owned by BMM's former chief executive officer, for a negotiated price, and also the membership interests and an option owned by W. Lance Anderson, the Company's chief executive officer, for his cost of $0.2 million. Earlier this year, Mr. Anderson became aware of, and presented the Company's board with, the opportunity to make a minority investment in BMM, but the board declined, in part because it desired a majority position and more control of BMM. With the board's consent, Mr. Anderson personally invested in a smaller minority stake in BMM. As a condition to its later approval of the Transaction (whereby the Company has a majority position and more control of BMM), the Company board required the redemption of Mr. Anderson's membership interests in BMM at his cost.

BMM changed its name to Mango Moving, LLC, on October 21, 2011.
Recapitalization of Preferred Stock.
Series D Exchange. On June 23, 2011, the Company completed the exchange of all outstanding shares of the Company's Series D Preferred Stock for an aggregate of 37,162,000 shares of newly-issued Common Stock and $1.4 million in cash. Completion of this exchange eliminated the Series D Preferred Stock and Company's obligations with respect to outstanding and future preferred dividends and the preferred liquidating preference related to the Series D Preferred Stock. As of June 23, 2011, there were accrued and unpaid dividends of approximately $34.5 million on the Series D Preferred Stock and the aggregate liquidating preference was $52.5 million.

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

During the nine months ended September 30, 2011, the Company incurred expenses for professional services related to the Recapitalization and the exchange of its Junior Subordinated Notes for Senior Notes totaling approximately $2.4 million and $0.6 million, respectively. The services included the engagements for the Company's legal counsel, financial advisor, independent accountants and transfer agent. Additionally, these expenses included the costs of printing and filing material for shareholders.

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

Revenue Recognition. Service fee revenues consist primarily of fees for real estate valuation management services provided by StreetLinks and financial settlement services provided by Advent. Service fee revenues are recognized in the period in which the product is delivered or the service provided to and accepted by the customer. Deferred revenue is recorded when payments are received in advance of performing our service obligations and is recognized in accordance with the above criteria. When the Company is the principal in its transactions with customers, service fee revenues are recorded on a gross basis. Otherwise, service fee revenues are recorded on a net basis.

Strategy - Management is focused on building its operating of subsidiaries. If and when opportunities arise, we intend to use available cash resources to invest in or start businesses that can generate income and cash.

The key performance measures for executive management are:

•	generating income for our shareholders, and

•	maintaining and/or generating adequate liquidity to sustain us and allow us to take advantage of investment opportunity.

The following key performance metrics are derived from our condensed consolidated financial statements for the periods presented and should be read in conjunction with the more detailed information therein and with the disclosure included in this report under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Table 1 - Summary of Financial Highlights and Key Performance Metrics
(dollars in thousands; except per share amounts)

	For the Nine Months Ended September 30,
	2011	2010
Net income available to common shareholders per diluted share	$2.39	$86.86

	September 30, 2011	December 31, 2010
Unrestricted cash and cash equivalents	$16,601	$12,582

Liquidity - During the nine months ended September 30, 2011, we continued to grow StreetLinks and significantly increased its appraisal volume. For the nine months ended September 30, 2011, StreetLinks had revenues of $81.5 million, as compared to $50.2 million for the same period in 2010. StreetLinks has produced net positive cash flow and earnings in 2010 and the nine months ended September 30, 2011 and is expected to continue producing net positive cash flow and earnings for the foreseeable future.

During the nine months ended September 30, 2011, Advent generated revenues of $6.7 million and had minimal activity for the same period in 2010 as it was in the start-up phase. The majority of the revenues were recognized during the first quarter of 2011 due to the seasonality of Advent's business as a significant portion of their business is generated during the income tax season. The Company expects minimal additional Advent revenues for the remainder of 2011.

During the nine months ended September 30, 2011, the Company received $8.2 million in cash on our mortgage securities portfolio, compared to $8.6 million during the same period in 2010. However, we anticipate that the total amount of cash received in 2011 will be less than the amount received in 2010 of $12.9 million.

During the nine months ended September 30, 2011, we used cash to pay for corporate and administrative costs and distributions to StreetLinks' noncontrolling interests. We also used $3.0 million in cash in the exchanges of our Series C Preferred Stock and Series D Preferred Stock as discussed above. Furthermore we paid significant fees, approximately $2.4 million and $0.6 million, for professional services related to the Recapitalization and Debt Exchange during the nine months ended September 30, 2011. As of September 30, 2011, we have $16.6 million in unrestricted cash and cash equivalents and $2.0 million of restricted cash, $0.8 million of which is included in the other current assets line item of the condensed consolidated balance sheets and $1.2 million in the other noncurrent assets line item.

Our liquidity consists solely of cash and cash equivalents. Our condensed consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities and commitments in the normal course of business. Prior to 2010, the Company experienced significant losses and has a significant deficit in stockholders' equity. Notwithstanding these negative factors, management believes that its current operations and its cash availability is sufficient for the Company to discharge its liabilities and meet its commitments in the normal course of business. See “Liquidity and Capital Resources” for further discussion of our liquidity position and steps we have taken to preserve liquidity levels.

As of September 30, 2011, we had working capital of $18.9 million compared to a working capital deficiency of $35.9 million as of December 31, 2010, the increase of approximately $54.8 million was mainly attributable to dividends payable being eliminated as part of the Recapitalization, see the Series C Offer and Series D Exchange described under the heading “Significant Recent Events” for further details.

Impact on Our Financial Statements of Derecognition of Securitized Mortgage Assets

During the first quarter of 2010, certain events occurred that required us to reconsider the accounting for three consolidated loan trusts - NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1. As all requirements for derecognition have been met under applicable accounting guidelines, we derecognized the assets and liabilities of the NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1 trusts during the nine months ended September 30, 2010. The securitized loans in these trusts have suffered substantial losses and through the date of the derecognition we recorded significant allowances for these losses. These losses have created large accumulated deficits for the trust balance sheets. Upon derecognition, all assets, liabilities and accumulated deficits were removed from our condensed consolidated financial statements. The Company also recognized certain securities with no value that were retained and were previously eliminated. A gain of $993.1 million was recognized upon derecognition, representing the net accumulated deficits in these trusts.

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

Impact of Recently Issued Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board ("FASB") issued A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring. The update provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. This guidance did not have a significant impact on its consolidated financial statements.

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
In September 2011, the FASB issued Testing for Goodwill Impairment, which amends previous guidance, to allow companies the option of performing a qualitative assessment before completing step one of the impairment test, calculating the fair value of the reporting unit. If the Company determines on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, the two-step impairment test would not be required. The amendments are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, early adoption is permitted. The Company has not made a decision on adoption of the amended standard for the year ending December 31, 2011. The Company does not expect this standard to have a material impact on its financial statements.

Financial Condition as of September 30, 2011 as Compared to December 31, 2010

The following provides explanations for material changes in the components of our balance sheet when comparing amounts from September 30, 2011 and December 31, 2010.

Cash and Cash Equivalents - See “Liquidity and Capital Resources” for discussion of our cash and cash equivalents.

Mortgage Securities- All of the mortgage securities we own and classify as trading are non-investment grade (BBB- or lower) and are owned by a securitization trust (a collateralized debt obligation or CDO), which we consolidate. We organized the securitization prior to 2010 and we retained a residual interest in the CDO. However, due to poor performance of the securities within the CDO, our residual interest is not providing any cash flow to us and has no value. The liabilities of the securitization trust are included in Other Current Liabilities in our condensed consolidated balance sheet.

The mortgage securities classified as available-for-sale include three residual interests we own and were issued by loan securitized trusts. The value of our mortgage securities is dependent on the interest rate environment, specifically the interest margin between the underlying coupon on the mortgage loans and the asset-backed bonds issued by the securitization trust to finance the loans. While interest rates remain low, the net margin has continued to be strong on these securities and therefore the securities provide cash flow to us. As a result, the value of these securities has not changed substantially during 2011. Following is a summary of our mortgage securities that are classified as available-for-sale with fair values greater than zero in at least one of the periods presented.

Table 3 - Values of Individual Mortgage Securities - Available-for-Sale (dollars in thousands)

	September 30, 2011				December 31, 2010
Securitization Trust (A)	Estimated Fair Value	Discount Rate	Constant Pre-payment Rate	Expected Credit Losses	Estimated Fair Value	Discount Rate	Constant Pre-payment Rate	Expected Credit Losses
2002-3	$1,840	25%	18%	1.1%	$1,359	25%	17%	1.0%
2003-1	2,703	25	19	2.2	2,355	25	17	2.2
2003-3	573	25	17	2.0	553	25	12	2.5
2003-4	—	25	19	2.6	313	25	15	2.6
Total	$5,116				$4,580

(A)	We established the trust upon securitization of the underlying loans, which generally were originated by us.

Service Fee Receivable - The balance increased as of September 30, 2011 compared to December 31, 2010 mainly due to an increase in service fee revenues. The service fee receivable balance fluctuates with the timing of services provided and the collection of the fees from customers.

Other Current Assets - Other current assets include restricted cash expected to be released from restriction within one year from the reporting date, prepaid expenses and other miscellaneous receivables. The balance increased during the first nine months mainly due to an income tax receivable of $2.1 million which is expected to be received within the next year.

Accounts Payable - The accounts payable balance increased as of September 30, 2011 compared to December 31, 2010 mainly due to the increased production related to StreetLinks.

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

Results of Operations - Consolidated Earnings Comparisons

Securitization Trusts; Gain on Derecognition of Securitization Trusts - As discussed previously in this report under the heading “Impact of Derecognition of Securitized Mortgage Assets on Our Financial Statements,” significant events occurred related to three securitized loan trusts. Prior to 2010, we consolidated the financial statements of these trusts. Upon derecognition during the first quarter of 2010, all assets and liabilities of the trusts were removed from our consolidated financial statements. Prior to derecognition, we recognized interest income, interest expense, gains or losses on derivative instruments which are included in the Other expense line item in the table below, servicing fees and premiums for mortgage insurance related to these securitization trusts. These income and expense items were recognized for only a portion of the first quarter of 2010 - through the date of derecognition. As a result, there was a significant variation in these balances when comparing the three months ended September 30, 2011 and 2010, as there was no activity during the three months ended September 30, 2011. The following are the items affected by the derecognition and their balances.

Table 4 - Income (Expense) of Consolidated Loan Securitization; Gain on Disposition of Mortgage Assets (dollars in thousands)

For the Nine Months Ended September 30, 2010
Gain on derecognition of securitization trusts	$993,131
Interest income - mortgage loans	10,681
Interest expense - asset-backed bonds	(1,416)
Provision for credit losses	(17,433)
Servicing fees	(731)
Premiums for mortgage loan insurance	(308)
Other expense	(560)

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

Table 5 - Appraisal Management Segment Operations (dollars in thousands, except unit and per unit amounts)

	For the Nine Months Ended September 30,				For the Three Months Ended September 30,
	2011		2010		2011		2010
	Total	Per Unit	Total	Per Unit	Total	Per Unit	Total	Per Unit
Completed appraisal orders (units)	217,400		135,891		98,401		62,025

Service fee income	$81,469	$375	$50,237	$370	$37,427	$380	$22,784	$367
Cost of services	71,025	327	44,371	327	32,302	328	19,692	317
Selling, general and administrative expense	6,182	28	3,192	23	2,811	29	1,268	20
Other expense	40	—	77	1	15	—	36	1

Other income	182	1	3	—	15	—	2	—

Net income	4,404	21	2,600	19	2,314	23	1,790	29
Less: Net loss attributable to noncontrolling interests	(259)	(1)	317	2	2	—	218	4
Net income attributable to NFI	$4,663	$22	$2,283	$17	$2,312	$23	$1,572	$25

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into federal law. The Dodd-Frank Act modified and provides for new regulation of a wide range of financial activities, including residential real estate appraisals and appraisal management companies.

It is management's opinion that the Appraisal Rule and other rules and regulations promulgated under the Dodd-Frank Act have strengthened appraiser reform, leading to greater appraiser independence and greater lender non-compliance liability. We believe credible lenders will continue to rely on appraisal management companies to mitigate their appraisal compliance risk and manage their appraisal fulfillment processes. The Dodd-Frank Act has not impacted the Company's operating procedures, production or financial results since it became effective and management does not believe that it will in the future.

Financial Intermediary: Service Fee Income and Cost of Services - We earn fees for providing financial settlement services to income tax preparation businesses and consumers. Settlement services are facilitated through arrangements we have made with other independent financial service providers, including our bank partners and data exchange managers. Settlement services consist mainly of collecting income tax refunds on behalf of our customers and distributing fees to independent service providers and the individual taxpayer. As the majority of our business is directly related to income tax refunds, a significant portion of the financial intermediary's operations occur during the first quarter of each year.

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

Table 6 - Financial Intermediary Segment Operations (dollars in thousands, except unit and per unit amounts)

	For the Nine Months Ended September 30, 2011		For the Three Months Ended September 30, 2011
Settlements completed	314,611		1,548
Banking accounts enrolled	37,582		961

	Total	Per Unit	Total	Per Unit
Service fee income:
Settlement	$5,866	$18.65	$71	$45.87
Banking account distribution	827		109
	6,693		180

Cost of services	3,121		365
Selling, general and administrative expense	2,671		940
Other expense	215		11
	6,007		1,316
Net income (loss)	686		(1,136)
Less: Net income (loss) attributable to noncontrolling interests	261		(246)
Net income (loss) attributable to NFI	$425		$(890)

We did not have significant financial intermediary activity during the nine and three months ended September 30, 2010, as we were developing this segment.

Corporate: Interest Income - Mortgage Securities - The interest on the mortgage securities we own has increased when comparing the nine and three months ended September 30, 2011 to the same periods in 2010, as the cost basis on a majority of the securities is zero, and therefore cash flows are recorded directly to interest income as opposed to reducing the cost basis. Management expects that the interest income and cash flow from these securities will decline as the underlying loan collateral is repaid.

Selling, General and Administrative Expenses - Selling, general and administrative expenses have increased to $16.0 million and $5.6 million for the nine and three months ended September 30, 2011, respectively, from $14.1 million and $4.6 million for the same periods in 2010. This increase was driven by the growth of the appraisal management and financial intermediary operations. Furthermore we paid significant fees, approximately $2.4 million and $0.6 million, respectively, for professional services related to the Recapitalization and the Debt Exchange during the nine months ended September 30, 2011.

Interest Expense - Interest expense has increased to $1.7 million and $0.7 million for the nine and three months ended September 30, 2011, respectively, from $0.8 million and $0.3 million for the same periods in 2010. The increase is due to the accretion of the debt discount to the higher principal balance of the Senior Notes. See Note 8 to the condensed consolidated financial statements for further details.

Income Tax Benefit - During the nine months ended September 30, 2011, the Company recorded a tax benefit of $2.1 million related to the filing of amended federal and state income tax returns for the 2007 tax year. The returns were amended to include the updated amount of income from non-economic residual securities, based on a recalculation of excess inclusion income. For the nine months ended September 30, 2010, the Company recorded a tax benefit of $1.6 million related to the recalculation of excess inclusion income for the 2009 tax year.

Contractual Obligations

We have entered into certain long-term debt and lease agreements, which obligate us to make future payments to satisfy the related contractual obligations.

Table 7 - Contractual Obligations (dollars in thousands)
As of September 30, 2011

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Senior notes (A)	$146,719	$874	$1,743	$3,381	$140,721
Operating leases (B)	3,824	1,365	1,464	995	—
Contingent consideration payments related to Corvisa acquisition	300	300	—	—	—
Vendor agreement (C)	300	300	—	—	—
Total obligations	$151,143	$2,839	$3,207	$4,376	$140,721

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

(B)	The operating lease obligations do not include rental income of $0.3 million to be received under sublease contracts.

(C)	A vendor agreement requires that the Company pay a vendor in its financial intermediary segment a minimum $0.3 million during the first quarter of 2012 if certain services are provided.

Uncertain tax positions of $1.6 million, which are included in the other liabilities line item of the noncurrent liabilities section of the consolidated balance sheets as of September 30, 2011, are not included in the table above as the timing of payment cannot be reasonably or reliably estimated.

Liquidity and Capital Resources

As of September 30, 2011, we had approximately $16.6 million in unrestricted cash and cash equivalents.

Cash on hand and receipts from operations and our mortgage securities are significant sources of liquidity. Service fee income was a substantial source of our cash flows during the nine months ended September 30, 2011.  We have had significant growth during the nine months ended September 30, 2011 as compared to the same period in 2010 and are currently projecting an increase in service fee income over the course of the next year as we continue to increase our customer base, although we cannot assure the same rate of growth that we have experienced. We anticipate that continued increases in appraisal volume will continue to drive positive earnings and cash flow from operations as compared to prior periods, although we also anticipate a decrease in overall housing market transactions similar to most years during the winter months.

Advent had increased cash flows from their operations during the nine months ended September 30, 2011 as compared to the same period in 2010 as there was minimal activity during 2010 as Advent was still in its start-up phase. As the majority of its operations relate to electronic income tax returns, we do not anticipate Advent to have significant financial settlements during the remainder of 2011.

Based on the current projections, the cash flows from our mortgage securities will decrease over the next year as the underlying mortgage loans are repaid, and could be significantly less than the current projections if losses on the underlying mortgage loans exceed the current assumptions or if short-term interest rates increase significantly.

Our current projections indicate that sufficient cash and cash flows are and will be available to meet payment needs.  However, our mortgage securities cash flows are volatile and uncertain, and the amounts we receive could vary materially from our projections though we believe that the increased cash flows from operations will offset any reduction in our mortgage securities cash flows. As discussed under the heading “Item 1. Legal Proceedings” of Part II of this report, we are the subject of various legal proceedings, the outcomes of which are uncertain. We may also face demands in the future that are unknown to us today related to our legacy lending and servicing operations.

If the cash flows from operations and our mortgage securities are less than currently anticipated, it would negatively affect our results of operations, financial condition, liquidity and business prospects. However, management believes that its current operations and its cash availability are sufficient for the Company to discharge its liabilities and meet its commitments in the normal course of business.

Overview of Cash Flow for the For the Nine Months Ended September 30, 2011

Summary of Statement of Cash Flows - Operating, Investing and Financing Activities

The following table provides a summary of our operating, investing and financing cash flows as taken from our condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010.

Table 8 - Summary of Operating, Investing and Financing Cash Flows
(dollars in thousands)

	For the Nine Months Ended September 30,
	2011	2010
Consolidated Statements of Cash Flows:
Cash provided by operating activities	$7,203	$8,075
Cash flows provided by investing activities	282	37,079
Cash flows used in financing activities	(3,466)	(35,474)

Operating Activities. Cash provided by operating activities decreased during the nine months ended September 30, 2011 over the same period in 2010, this was directly related to the cash flow of the securitized loan trusts in 2010 which were derecognized during the 1st quarter of 2010. Production for both our Financial Intermediary and Appraisal Management segments increased, during the nine months ended September 30, 2011 compared to the same period last year.

Investing Activities. Substantially all of the cash flow from investing activities relates to either payments on securitized loans or sales upon foreclosure of securitized loans during the nine months ended September 30, 2010. During the nine months ended September 30, 2011, the company had a decrease in proceeds from pay downs and maturities of securities as compared to the same period last year. The Company also experienced a decrease in the amount of restricted cash released from restrictions during 2011 as compared to 2010 as the counterparties have released the majority of the cash for letters of credit the Company was required to purchase for surety bond coverage.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case include NovaStar Mortgage Funding Corporation (“NMFC”) and its individual directors, several securitization trusts sponsored by the Company, and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. Plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff's claims, which the Court granted on March 31, 2011, with leave to amend. Plaintiff filed a second amended complaint on May 16, 2011, and the Company has again filed a motion to dismiss. The Company cannot provide an estimate of the range of any loss. The Company believes that it has meritorious defenses to the case and expects to defend the case vigorously.
On December 31, 2009, ITS Financial, LLC (“ITS”) filed a complaint against Advent and the Company alleging a breach of contract by Advent for a contract for services related to tax refund anticipation loans and early season loans. ITS does business as Instant Tax Service. The defendants moved the case to the United States District Court for the Southern District of Ohio. The complaint alleges that the Company worked in tandem and as one entity with Advent in all material respects. The complaint also alleges fraud in the inducement, tortious interference by the Company with the contract, breach of good faith and fair dealing, fraudulent and negligent misrepresentation, and liability of the Company by piercing the corporate veil and joint and several liability. The plaintiff references a $3.0 million loan made by the Company to plaintiff and seeks a judgment declaring that this loan be subject to an offset by the plaintiff's damages. On September 13, 2010, the Court denied the Company's motion to transfer the case to the United States District Court for the Western District of Missouri, and on September 29, 2010, the Company answered the complaint and made a counterclaim against the plaintiff for plaintiff's failure to repay the loan. On February 21, 2011, the Company amended its counterclaim, asserting additional claims against the plaintiff. On October 21, 2011, the Court granted the Company's motion for partial summary judgment on the loan claim and granted a partial summary judgment in favor of the Company with respect to certain claims and damages alleged by ITS. The Company cannot provide an estimate of the range of any loss or recovery. The Company believes that it has meritorious defenses to this case and expects to vigorously defend the case and pursue its counterclaims.
On July 9, 2010 and on February 11, 2011, Cambridge Place Investment Management, Inc. filed complaints in the Suffolk, Massachusetts Superior Court against NMFC and numerous other entities seeking damages on account of losses associated with residential mortgage-backed securities purchased by plaintiff's assignors. The complaints allege untrue statements and omissions of material facts relating to loan underwriting and credit enhancement. The complaints also allege a violation of Section 410 of the Massachusetts Uniform Securities Act, (Chapter 110A of the Massachusetts General Laws). Defendants removed the cases to the United States District Court for the District of Massachusetts, and plaintiff filed motions to remand the cases back to state court. On August 22, 2011, the federal court remanded these cases back to state court, and on October 14, 2011, the plaintiff filed amended complaints. This litigation is in its early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that NMFC has meritorious defenses to these claims and expects that the cases will be defended vigorously.
On June 20, 2011, the National Credit Union Administration Board, as liquidating agent of U.S. Central Federal Credit Union, filed an action against NMFC and numerous other defendants in the United States District Court for the District of Kansas, claiming that the defendants issued or underwrote residential mortgage-backed securities pursuant to allegedly false or misleading registration statements, prospectuses, and/or prospectus supplements. On October 12, 2011, the complaint was served on NMFC. The Company cannot provide an estimate of the range of any loss, and believes that NMFC has meritorious defenses to the case and expects it to defend the case vigorously.
Item 1A. Risk Factors

Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(dollars in thousands, except per share amounts)

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (A)
July 1, 2011 - July 31, 2011	—	—	—	$1,020
August 1, 2011 - August 31, 2011	—	—	—	$1,020
September 1, 2011 - September 30, 2011	—	—	—	$1,020

(A)
A current report on Form 8-K was filed on October 2, 2000 announcing that the Board of Directors authorized the Company to repurchase its common shares, bringing the total authorization to $9 million. The Company has repurchased $8.0 million to date, leaving approximately $1.0 million of shares that may yet be purchased under the plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Listing

Exhibit No.	Description of Document

10.1	2011 Compensation Plan for Independent Directors incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 15, 2011 (File No. 001-13533).

11.1 (1)	Statement Regarding Computation of Per Share Earnings

31.1	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from NovaStar Financial, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the nine and three months ended September 30, 2011 and 2010, (ii) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

(1) See Note 15 to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL, INC.

DATE:	November 9, 2011	/s/ W. Lance Anderson
W. Lance Anderson, Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

DATE:	November 9, 2011	/s/ Rodney E. Schwatken
Rodney E. Schwatken, Chief Financial Officer
(Principal Financial and Accounting Officer)