Form 10-K
period 2011-12-31
NOVASTAR FINANCIAL INC
filed 2012-03-15
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From __________to __________

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $37,949,000, based upon the closing sales price of the registrant’s common stock as quoted by Pink OTC Markets’ inter-dealer quotation service as a OTCQB security.

The number of shares of the Registrant's Common Stock outstanding on March 9, 2012 was 91,253,653.

Documents Incorporated by Reference
Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the NovaStar Financial, Inc. definitive proxy statement for the 2012 annual meeting of the shareholders, which will be filed with the Commission no later than 120 days after December 31, 2011.

NOVASTAR FINANCIAL, INC.
FORM 10-K
For the Fiscal Year ended December 31, 2011

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

Item 1. Business

NovaStar Financial, Inc. (“NFI” or the “Company”) is a Maryland corporation formed on September 13, 1996. Our strategy is to acquire certain early stage businesses that we consider to be in the technology-enabled services industry.
Prior to significant changes in our business during 2008, we originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and issued mortgage-backed securities. After we discontinued our lending-related businesses, in 2008, we began to transition from our prior business to what we are today. We continue to own some mortgage securities retained during the securitization process.
In 2008, we acquired a majority interest in StreetLinks LLC (“StreetLinks”), a national residential appraisal and real estate valuation management company. StreetLinks allows its customers, primarily mortgage lenders and brokers, to fully outsource their appraisal management. StreetLinks facilitates its services through a unique, proprietary technology system. StreetLinks collects a fee for appraisal services from lenders and borrowers and pays independent residential appraisers with whom StreetLinks has a contractual relationship. StreetLinks retains a portion of the fee to cover its costs of managing the process of fulfilling the appraisal order and performing a quality control review of each appraisal. As of December 31, 2011, we owned 88% of StreetLinks and subsequent to a transaction that occurred on March 8, 2012, we currently own approximately 93% of StreetLinks. See the section titled “Significant Recent Events” in Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K for a discussion of the Company's recent acquisition of approximately 5% of additional equity interest of StreetLinks.
StreetLinks also offers its customers the ability to self-manage their appraisal management. Customers execute appraisal management via a separate proprietary software system. This system was acquired by StreetLinks when it purchased 51% of Corvisa, LLC (“Corvisa”) during 2010. StreetLinks acquired the remaining 49% of Corvisa during 2011. Acquisition of the Corvisa technology has allowed us to offer other analytical tools for lenders to manage their mortgage origination business.
In addition to the Corvisa technology platform, we gained a high-quality technology team with our Corvisa acquisition. This team now serves as the technology support for all of the NFI subsidiaries.
In 2009, we acquired a majority interest in Advent Financial Services, LLC (“Advent”). Advent allows income tax preparers, known in the tax industry as electronic return originators, to outsource their refund settlement services. Advent also provides access to tailored banking accounts, small dollar banking products and related services to meet the needs of low and moderate income level individuals. We own 78% of Advent.
During 2011, we purchased 51% of Build My Move, LLC ("BMM"). Subsequent to the Company's acquisition, BMM changed its name to Mango Moving, LLC ("Mango"). Mango is a start-up, Internet-based company in the “asset-light” third-party logistics provider market, with the goal of providing high-quality local and long distance residential and other moving services in competition with national van lines.
While Mango is in a different industry than StreetLinks, these businesses share similarities. They are both vendor management services using proprietary technology. StreetLinks manages a base of appraiser vendors whereas Mango manages bases of moving labor and trucking vendors. Much of the technology developed for StreetLinks is applicable to the business of Mango.

Additionally, our extensive experience in managing customer service centers applies not only to StreetLinks and Mango, but also to Advent. Our centralized technology and administrative functions allows us to share resources across all entities, saving time and costs.
Our goal is to continue to grow these businesses. We also expect to use excess cash to make acquisitions if we determine that the acquisitions will provide attractive risk-adjusted returns to shareholders. We may acquire new businesses and we may acquire existing operating companies. We have built an infrastructure necessary to quickly scale early stage operating businesses, especially those offering technology-enabled services. We have a high quality technology team with readily available access to additional development capabilities; excellent sales and marketing skills; deep customer service management experience and disciplined strategic, financial and general management capabilities.
Our acquisitions are discussed in greater detail in Note 4 to the consolidated financial statements.
During 2011, we completed exchanges of our junior subordinated debentures and our preferred stock to improve our liquidity position, financial condition and provide stability. See Notes 3 and Note 9 to the consolidated financial statements for further details.
During January 2010, events occurred that required the Company to derecognize the assets and liabilities of three consolidated loan trusts and record a non-cash gain during the year ended December 31, 2010 of $993.1 million. These transactions are discussed in greater detail under the heading, "Impact on Our Financial Statements of Derecognition of Securitized Mortgage Assets" of Item 7 and in Note 18 to the consolidated financial statements.

Personnel

As of December 31, 2011, we employed, directly or through subsidiaries, an aggregate of 453 full-time employees. None of our employees are represented by a union or covered by a collective bargaining agreement.

Available Information

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through our Internet site (www.novastarfinancial.com) as soon as reasonably practicable after filing with the SEC. References to our website do not incorporate by reference the information on such website into this Annual Report on Form 10-K and we disclaim any such incorporation by reference. Copies of our board committee charters, our board’s Corporate Governance Guidelines, Code of Conduct, and other corporate governance information are available at the Corporate Governance section of our Internet site (www.novastarfinancial.com), or by contacting us directly. Our investor relations contact information follows.

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

Item 1A. Risk Factors

Risk Factors

You should carefully consider the risks described below in evaluating our business and before investing in our publicly-traded securities. Any of the risks we describe below or elsewhere in this report could negatively affect our results of operations, financial condition, liquidity and business prospects. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition, inflation, general economic conditions and geopolitical events.

Risks Related to our Business

Our ability to profitably manage, operate and grow operations is critical to our ability to pay our operating expenses and meet our other obligations and is subject to significant uncertainties and limitations. If we attempt to make any acquisitions, we will incur a variety of costs and may never realize the anticipated benefits.

In light of the current state of declining cash flows from our mortgage securities, our ability to pay our operating expenses and meet our other obligations is dependent upon our ability to successfully operate and grow operations such that they generate positive cash flow. Our ability to start or acquire new businesses is significantly constrained by our limited liquidity and our likely inability to obtain debt financing or to issue equity securities as a result of our current financial condition, including a shareholders' deficit, as well as other uncertainties and risks. There can be no assurances that we will be able to successfully operate and grow operations or establish or acquire new business operations.

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

We may not have access to financing on reasonable terms, or at all, that may be necessary for us to continue to operate or to acquire new businesses.

We do not currently have in place any agreements or commitments for short-term financing nor any agreements or commitments for additional long-term financing. In light of these factors and current market conditions, and our lack of significant unencumbered assets, we may not be able to secure additional financing for existing or new operations or for any acquisition.

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

There are many factors that affect the value of, and cash flows from, our mortgage securities, many of which are beyond our control. For example, the value of the homes collateralizing residential loans may decline due to a variety of reasons beyond our control, such as weak economic conditions or natural disasters. Over the past year, residential property values in most states have declined, in some areas severely, which has increased delinquencies and losses on residential mortgage loans, especially where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property value. A borrower's ability to repay a loan also may be adversely affected by factors beyond our control, such as subsequent over-leveraging of the borrower, reductions in personal incomes, and increases in unemployment.

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

StreetLinks has increased its appraisal order volume by adding lending customers and intends to further develop its business through the addition of new lending customers. There is no assurance that StreetLinks will be able to maintain the relationships with its existing lending customers, including one customer that consisted of approximately 14% of service fee revenues during the years ended December 31, 2011 and 2010 or add new lending customers which would decrease appraisal order volume and adversely affect the revenues and profitability of StreetLinks.

Government agencies and regulatory authorities may change or eliminate current restrictions and requirements for appraisals.

StreetLinks' appraisal order volume has increased, in part, as a result of increased restrictions and requirements for appraisals established by government agencies and regulatory authorities such as the Federal Housing Finance Agency and the United States Department of Housing and Urban Development that, among other things, require appraiser independence. Changes in, or elimination of, these restrictions and requirements could adversely affect the demand for StreetLinks' services and the viability of its business model.

Advent may be unable to develop systems and a network of business partners to successfully distribute its products and services.

The success of Advent will in large part depend on its ability to develop systems and a network of business partners for the distribution of its products services. To the extent Advent is unable to develop systems and a network of business partners to successfully distribute Advent's products and services, it will have an adverse effect on Advent's business, financial condition and results of operations.

Advent's ability to distribute its financial products is, to some extent, dependent on the success of its business partners.

Advent anticipates distributing its financial products through business partners such as tax return preparation offices and is to some extent dependent on the success of these business partners. To the extent there is a decrease in the demand for the products or services of Advent's business partners, there may be a decrease in demand for Advent's products and services, which would have an adverse effect on Advent's business, financial condition and results of operations.

Changes in Regulation of Advent's Business May Impact Results.
Advent's facilitation of bank card and other financial products and services is done in a financial industry that has faced, and may continue to face, increased levels of regulatory scrutiny and rulemaking. New or revised regulations or enforcement perspectives may adversely affect Advent's ability to effectively design, distribute and facilitate its products and services, and may adversely affect Advent's sales channels (e.g., tax return preparation businesses) and funding sources.
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

Risks Related to our Capital Stock

There can be no assurance that our common stock will continue to be traded in an active market.

Our common stock is currently quoted by the Pink OTC Markets' inter-dealer quotation service as an OTCQB security. Trading of securities on the Pink OTC market is generally limited and is effected on a less regular basis than on exchanges, such as the NYSE, and accordingly investors who own or purchase our stock will find that the liquidity or transferability of the stock may be limited. Additionally, a shareholder may find it more difficult to dispose of, or obtain accurate quotations as to the market value of, our stock. If an active public trading market cannot be sustained, the trading price of our common stock could be adversely affected and your ability to transfer your shares of our common stock may be limited.

We are not likely to pay dividends to our common shareholders in the foreseeable future.

Payment of dividends is at the discretion of our board of directors. Under the restrictions of our senior notes, no dividends can be paid on our common stock.

The market price and trading volume of our common stock may be volatile, which could result in substantial losses for our shareholders.

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

Our charter permits our board of directors, without shareholder approval, to:

•
authorize the issuance of additional shares of common stock without shareholder approval, including the issuance of shares of preferred stock that have preference rights over the common stock with respect to dividends, liquidation, voting and other matters or shares of common stock that have preference rights over our outstanding common stock with respect to voting;

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into federal law. The Dodd-Frank Act has had and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes. Regulatory agencies will implement new regulations in the future that will establish the parameters of the new regulatory framework and provide a clearer understanding of the legislation's effect on our business. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact the Dodd-Frank Act will have on our operations is unclear. Nonetheless, while it is difficult to predict at this time what specific impact the Dodd-Frank Act and certain yet-to-be implemented rules and regulations will have on us, we expect that at a minimum our operating and compliance costs will increase.

The Health Care and Education Reconciliation Act of 2010 and proposed amendments thereto could cause our compensation costs to increase, adversely affecting our results and cash flows.

The Health Care and Education Reconciliation Act of 2010 and proposed amendments thereto contain provisions that could materially impact the future healthcare costs of the Company. The legislation will continue to become effective through a phased approach that will not conclude until 2018, thus the ultimate impact of the new legislation remains uncertain, it is possible that these changes could significantly increase our compensation costs which would adversely affect our results and cash flows.

Loss of key members of our management could disrupt our business.

We are heavily dependent upon certain key personnel and the loss of service of any of these senior executives could adversely affect our business. Our success depends on the Company's ability to retain these key executives. The loss of any of these senior executives could have a material adverse effect on our business financial condition and results of operation. We may not be able to retain our existing senior management, fill new positions or vacancies created by expansion or turnover or attract additional qualified senior management personnel.

System interruptions or other technology failures could impair the Company's operations.

We rely on our computer systems and service providers to consistently provide efficient and reliable service. System interruptions or other system intrusions, which may not be within the Company's control, may impair the Company's delivery of its products and services, resulting in a loss of customers and a corresponding loss in revenue.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The executive and administrative offices for the Company are located in Kansas City, Missouri, and consist of approximately 12,142 square feet of leased office space, our financial intermediary segment also operates out of this location. As of December 31, 2011, the Company leases approximately 134,000 total square feet of office space throughout the United States for our business, the majority of which is located in Indianapolis, Indiana and Tampa, Florida where our appraisal management segment, is operated. We also maintain smaller offices in other U.S. locations under leases that expire at varying times from 2012 to 2018.

Item 3. Legal Proceedings

Pending Litigation.

The Company is a party to various legal proceedings. Except as set forth below, these proceedings are of an ordinary and routine nature, including, but not limited to, breach of contract claims, tort claims, and claims for violations of federal and state consumer protection laws.
Although it is not possible to predict the outcome of any legal proceeding, in the opinion of management, other than the active proceedings described in detail below, proceedings and actions against the Company should not, individually, or in the aggregate, have a material effect on the Company's financial condition, operations and liquidity. Furthermore, due to the uncertainty of any potential loss as a result of pending litigation and due to the Company's belief that an adverse ruling is not probable, the Company has not accrued a loss contingency related to the following matters in its consolidated financial statements. However, a material outcome in one or more of the active proceedings described below could have a material impact on the results of operations in a particular quarter or fiscal year.
On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case included NovaStar Mortgage Funding Corporation (“NMFC”) and its individual directors, several securitization trusts sponsored by the Company ("affiliated defendants") and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. Plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff's claims, which the Court granted on March 31, 2011, with leave to amend. Plaintiff filed a second amended complaint on May 16, 2011, and the Company has again filed a motion to dismiss. Because the litigation is procedurally in an early stage, the Company cannot provide an estimate of the range of any loss. The Company believes that the affiliated defendants have meritorious defenses to the case and expects them to defend the case vigorously.
On December 31, 2009, ITS Financial, LLC (“ITS”) filed a complaint against Advent and the Company alleging a breach of contract by Advent for a contract for services related to tax refund anticipation loans and early season loans. ITS does business as Instant Tax Service. The defendants moved the case to the United States District Court for the Southern District of Ohio. The complaint alleged that the Company worked in tandem and as one entity with Advent in all material respects. The complaint also alleged fraud in the inducement, tortious interference by the Company with the contract, breach of good faith and fair dealing, fraudulent and negligent misrepresentation, and liability of the Company by piercing the corporate veil and joint and several liability. The plaintiff referenced a $3.0 million loan made by the Company to ITS and sought a judgment declaring that this loan be subject to an offset by ITS's damages. On September 29, 2010, the Company and Advent answered the complaint and made a counterclaim against ITS for ITS's failure to repay the loan. On February 21, 2011, the Company amended its counterclaim, asserting additional claims against ITS. On October 21, 2011, the Court granted the Company's motion for partial summary judgment on the loan claim and granted a partial summary judgment in favor of the Company with respect to certain claims and damages alleged by ITS. In December 2011, the parties settled the litigation and the case was dismissed. The Company paid no money to the plaintiff, and the plaintiff agreed to a payment to the Company of approximately $3.9 million. Approximately $1.3 million was paid to the Company at the time of the settlement with the remaining balance to be paid in February 2012. In February 2012, the Company agreed to a modification to the settlement; pursuant to the modification $1.5 million was paid at the time of the modification and approximately $1.2 million will be due in February 2013.
On July 9, 2010 and on February 11, 2011, Cambridge Place Investment Management, Inc. filed complaints in the Suffolk,

Massachusetts Superior Court against NMFC and numerous other entities seeking damages on account of losses associated with residential mortgage-backed securities purchased by plaintiff's assignors. The complaints allege untrue statements and omissions of material facts relating to loan underwriting and credit enhancement. The complaints also allege a violation of Section 410 of the Massachusetts Uniform Securities Act (Chapter 110A of the Massachusetts General Laws). Defendants removed the cases to the United States District Court for the District of Massachusetts, and plaintiff filed motions to remand the cases back to state court. On August 22, 2011, the federal court remanded these cases back to state court, and on October 14, 2011, the plaintiff filed amended complaints. In December 2011, the Company, together with the other defendants in the litigation, filed a motion to dismiss the complaints alleging that the plaintiff lacked standing. Because this litigation is procedurally in its early stage, the Company cannot provide an estimate of the range of any loss. The Company believes that NMFC has meritorious defenses to these claims and expects that the cases will be defended vigorously.
On June 20, 2011, the National Credit Union Administration Board, as liquidating agent of U.S. Central Federal Credit Union, filed an action against NMFC and numerous other defendants in the United States District Court for the District of Kansas, claiming that the defendants issued or underwrote residential mortgage-backed securities pursuant to allegedly false or misleading registration statements, prospectuses, and/or prospectus supplements. On October 12, 2011, the complaint was served on NMFC. On December 20, 2011, NMFC filed a motion to dismiss the plaintiff's complaint and to strike certain paragraphs of the complaint. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that NMFC has meritorious defenses to the case and expects it to defend the case vigorously.
Item 4. Mine Safety Disclosures

Not applicable.

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

			Dividends
	High	Low	Date Declared	Date Paid	Amount Per Share
2011
First Quarter	$0.51	$0.38	N/A	N/A	N/A
Second Quarter	0.51	0.35	N/A	N/A	N/A
Third Quarter	0.52	0.33	N/A	N/A	N/A
Fourth Quarter	0.45	0.26	N/A	N/A	N/A
2010
First Quarter	$0.99	$0.78	N/A	N/A	N/A
Second Quarter	1.04	0.83	N/A	N/A	N/A
Third Quarter	0.95	0.66	N/A	N/A	N/A
Fourth Quarter	0.90	0.38	N/A	N/A	N/A

As of March 9, 2012, we had approximately 868 shareholders of record of our common stock, including holders who are nominees for an undetermined number of beneficial owners based upon a review of the securities position listing provided by our transfer agent.

Dividend distributions will be made at the discretion of the Board of Directors and will depend on earnings, financial condition, cost of equity, investment opportunities and other factors as the Board of Directors may deem relevant. The indentures governing the Company's Senior Notes contain certain restrictive covenants which prohibit the Company and its subsidiaries, from among other things, making any cash dividend or distribution. We do not expect to declare any stock dividend distributions in the near future.

Company Purchases of Equity Securities (dollars in thousands)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (A)
October 1, 2011 – October 31, 2011	—	$—	—	$1,020
November 1, 2011 – November 30, 2011	—	—	—	1,020
December 1, 2011 – December 31, 2011	—	—	—	1,020

(A)
A current report on Form 8-K was filed on October 2, 2000 announcing that the Board of Directors authorized the Company to repurchase its common shares, bringing the total authorization to $9.0 million. The Company has repurchased $8.0 million to date, leaving approximately $1.0 million of shares that may yet be purchased under the plan.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report.

Executive Overview

Corporate Overview, Background and Strategy – We are a Maryland corporation formed on September 13, 1996. As of December 31, 2011, we owned 88% of StreetLinks and subsequent to a transaction that occurred on March 8, 2012, we currently own approximately 93% of StreetLinks, a national residential appraisal and real estate valuation management company. StreetLinks collects fees from lenders and borrowers in exchange for residential appraisals and other valuation services. Typically, the appraisal or other valuation service is provided by an independent contractor. Most of the fee is passed through to the contractor. StreetLinks retains a portion of the fee to cover its costs of managing the process of fulfilling the order and, for some services, performing a quality control review of the independent appraisal. StreetLinks also provides a technology product to lenders whereby the lender may manage its own appraisal process. Generally, fees are charged for each transaction processed by the lender.

We own 78% of Advent. Advent provides financial settlement services primarily through income tax preparation businesses and also provides access to tailored banking accounts, small dollar banking products and related services to meet the needs of low and moderate income level individuals. Advent is not a bank, but acts as an intermediary for banking products on behalf of other banking institutions. A primary distribution channel of Advent's bank products is by way of settlement services to electronic income tax return originators. Advent provides a process for the originators to collect refunds from the Internal Revenue Service, distribute fees to various service providers and deliver the net refund to individuals. Individuals may elect to have the net refund dollars deposited into a bank account offered through Advent. Individuals also have the option to have the net refund dollars paid by check or to their existing bank account. Regardless of the settlement method, Advent receives a fee from the originator for providing the settlement service. Advent also distributes its banking products via other methods, including through employers and employer service organizations. Advent receives fees from banking institutions and from the bank account owner for services related to the use of the funds deposited to Advent-offered bank accounts.

We own 51% of Mango, a start-up, Internet-based company in the “asset-light” third-party logistics provider market. Mango provides local and long distance residential and other moving services at a price less than other major national van lines.

Prior to 2010, we originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. We have retained in our mortgage securities investment portfolio significant interests in the nonconforming loans we originated. The mortgage securities we have retained continue to be a source of our cash flow.

Significant Recent Events – Beginning in January 2012 through March 9, 2012, Advent originated approximately 0.5 million settlement products on behalf of its independent tax preparation customers. During that time, Advent received $7.6 million in gross fees related to the settlement products, which are not net of variable or general and administrative expenses. Advent will complete additional settlements related to the 2011 tax year on behalf of its customers. However, the majority of settlements for the 2011 tax year have been completed.

On March 8, 2012, Steve Haslam, the Chief Executive Officer of StreetLinks, was appointed the Chief Operating Officer of the Company. As part of the transition of Mr. Haslam to his new position with the Company, and pursuant to the exercise of his rights under his employment agreement with StreetLinks, he sold all of his 1,927 membership units of StreetLinks to the Company pursuant to a Membership Interest Purchase Agreement, dated March 8, 2012, by and between Mr. Haslam and the Company (the “Unit Purchase Agreement”). The 1,927 membership units of StreetLinks represent approximately 5% of the outstanding StreetLinks membership units. The total purchase price under the Unit Purchase Agreement is $6.1 million, which is payable to

Mr. Haslam as follows: $0.5 million on March 8, 2012, $0.5 million on June 30, 2012, $0.3 million on the last day of each quarter thereafter until March 8, 2016, on which date the unpaid principal balance of $1.6 million is to be paid, plus interest on the unpaid balance at the rate of four percent per annum, compounded quarterly.
The Company has a note receivable due from an entity with which it was previously in litigation. As discussed in Note 10 to the consolidated financial statements, during 2011 the Company agreed to settle the litigation. Pursuant to the settlement, $1.3 million of the amount due under the note was repaid at the time of settlement. A modification to the settlement was made in February 2012; $1.5 million was repaid at the time of the modification and the remaining note of $1.2 million plus an additional $0.1 million will be due in February 2013.
During the fourth quarter of 2011, StreetLinks acquired the 49% noncontrolling owner interests in Corvisa and now owns 100% of Corvisa. In exchange for the minority owner interests, StreetLinks paid $1.0 million in cash and is obligated to make $1.2 million in payments to the former minority owners on or before June 30, 2014 if revenues from the Corvisa technology products exceed certain thresholds. We have recorded a liability for the contingent consideration under the terms of the acquisition.

During the fourth quarter of 2011, we acquired 51% of the membership interests in Mango, formerly Build My Move, LLC. Mango provides local and long-distance residential and other moving services at a price less than other major national van lines. The Company purchased units of Mango that have preferred distribution, liquidation and management rights. The purchase price was $1.7 million. Upon the occurrence of certain conditions related to Mango's financial condition and contractual obligations, we will make additional capital contributions to Mango of up to $0.7 million, $0.3 million of which is contingent upon a former employee not violating a separation agreement (the "Mango Transaction").

At the closing of the Mango Transaction, Mango repaid a $0.3 million loan from a member, redeemed all membership interests owned by Mango's former chief executive officer, for a negotiated price, and also the membership interests and an option owned by W. Lance Anderson, the Company's chief executive officer, for his cost of $0.2 million. With the board's consent, Mr. Anderson had personally invested in a smaller minority stake in Mango in early 2011. As a condition to its later approval of the Mango Transaction (whereby the Company has a majority position and more control of Mango), the Company's board required the redemption of Mr. Anderson's membership interests in Mango at his cost.

During the second quarter of 2011, we completed the exchange of all outstanding shares of our preferred stock for an aggregate of 80,985,600 shares of newly-issued common stock and $3.0 million in cash (the "Recapitalization"). Completion of the Recapitalization eliminated our obligations with respect to outstanding and future preferred dividends and the preferred liquidating preference related to the preferred stock. At the time of the Recapitalization, there were accrued and unpaid dividends of approximately $59.3 million on the preferred stock and the aggregate liquidating preference was $127.3 million. See Note 3 to the consolidated financial statements for further details.

During the first quarter of 2011, we refinanced our trust preferred securities by entering into agreements that canceled our existing junior subordinated debentures and issued unsecured senior notes (the "Debt Exchange") in order to reduce the Company's required interest payments and provide stability. See Note 9 to the consolidated financial statements for further details.

We incurred expenses for professional services related to the Recapitalization and the Debt Exchange totaling approximately $2.4 million during 2011. The services included engagements for legal counsel, financial advisor, independent accountants and transfer agent. Additionally, these expenses included the costs of printing and filing material for shareholders.

Strategy – Management is focused on building the operations of its subsidiaries. If and when opportunities arise, we intend to use available cash resources to invest in or start businesses that can generate income and cash.

The key performance measures for executive management are:

•	maintaining and/or generating adequate liquidity to allow us to take advantage of investment opportunities, and

•	generating income for our shareholders.
The following key performance metrics are derived from our consolidated financial statements for the periods presented and should be read in conjunction with the more detailed information therein and with the disclosure included in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Table 1 – Summary of Financial Highlights and Key Performance Metrics (dollars in thousands; except per share amounts)

	December 31,
	2011	2010
Cash and cash equivalents	$11,503	$12,582
Net income available to common shareholders, per diluted share	1.81	86.53

Liquidity – During 2011, we continued to increase StreetLinks productivity and significantly increased its order volume which led to StreetLinks revenues of $119.4 million in 2011, as compared to $75.2 million during 2010. StreetLinks is producing strong net positive cash flow, which is expected to continue for the foreseeable future.

During 2011, Advent generated revenues of $6.7 million, but had minimal operations in 2010 as it was in the start-up phase. The majority of the revenues were recognized during the first quarter due to the seasonality of Advent's business as a significant portion of their business is generated during the income tax season.

During 2011, we received $9.7 million in cash on our mortgage securities portfolio, compared to $12.9 million during 2010. We anticipate that cash received on the securities will continue to decline.

During 2011, we used cash to pay for corporate and administrative costs, investments in Corvisa and BMM, and distributions to noncontrolling interests. We used $3.0 million in cash in the exchanges of our preferred stock as discussed above. Furthermore we paid significant fees, approximately $2.4 million, for professional services related to the Recapitalization and Debt Exchange during 2011.

As of December 31, 2011, we have $11.5 million in unrestricted cash and cash equivalents. As of December 31, 2011, we had working capital of $15.4 million compared to a working capital deficiency of $35.9 million as of December 31, 2010. The increase of approximately $51.3 million was attributable to the elimination of dividends payable in the Recapitalization.

Potential Impact of Changes in the Valuation Allowance for Deferred Tax Asset – As of December 31, 2011, the Company had a net deferred tax asset, before the valuation allowance (or reserve) of $286.4 million. Based on our analysis of the evidence available as of December 31, 2011, we believed that we would not benefit from the deferred tax asset. Therefore, as of that date, we continued to maintain a full reserve against the net deferred tax asset, resulting in no net deferred tax asset on our balance sheet.  Our analysis is significantly influenced by cumulative losses in recent years.

We continuously evaluate whether we will realize (or benefit from) the deferred tax assets at each reporting date. This analysis considers all available forms of evidence available at the time the analysis is made. The analysis is significantly influenced by objective evidence, such as the cumulative income or loss in recent years. Based upon our most recent results, we could show three years of cumulative income in 2012. As a result, we may release all of, or a portion of, the reserve resulting in an income tax benefit. Any release of all or a portion of the valuation allowance could have a material impact on our financial position and results of operations in any particular period.

Impact on Our Financial Statements of Derecognition of Securitized Mortgage Assets – During the first quarter of 2010, certain events occurred that required us to reconsider the accounting for three consolidated loan trusts – NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1. As all requirements for derecognition have been met under applicable accounting guidelines, we derecognized the assets and liabilities of the NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1 trusts in January 2010. The securitized loans in these trusts have suffered substantial losses and through the date of the derecognition we recorded significant allowances for these losses. These losses have created large accumulated deficits for the trust balance sheets. Upon derecognition, all assets, liabilities and accumulated deficits were removed from our consolidated financial statements. A gain of $993.1 million was recognized upon derecognition, representing the net accumulated deficits in these trusts.

The following is summary of balance sheet information for each of the three derecognized loan trusts at the time of the reconsideration event and the resulting gain recognized upon derecognition:

Table 2 – Assets and Liabilities of Loan Trusts and Gain Recognized upon Derecognition (dollars in thousands)

	NHEL 2006- MTA1	NHEL 2006-1	NHEL 2007-1	Eliminations (A)	Total
Assets:
Mortgage loans – held-in-portfolio	$528,388	$399,507	$1,033,296	$(8,003)	$1,953,188
Allowance for loan losses	(147,147)	(115,191)	(440,563)	—	(702,901)
Accrued interest receivable	6,176	20,521	46,028	—	72,725
Real estate owned	11,842	17,919	25,548	—	55,309
Total assets	399,259	322,756	664,309	(8,003)	1,378,321
Liabilities:
Asset-backed bonds	588,434	465,164	1,175,608	6,427	2,235,633
Due to servicer	17,298	32,835	81,639	—	131,772
Other liabilities	9,432	12,368	24,017	(41,770)	4,047
Total liabilities	615,164	510,367	1,281,264	(35,343)	2,371,452
Gain on derecognition of
securitization trusts	$215,905	$187,611	$616,955	$(27,340)	$993,131

(A)	Eliminations relate to intercompany accounts at the consolidated financial statement level; there are no intercompany balances between the securitization trusts.

Financial Condition as of December 31, 2011 as Compared to December 31, 2010

The following provides explanations for material changes in the components of our balance sheet when comparing amounts from December 31, 2011 and December 31, 2010.

Cash and Cash Equivalents – See “Liquidity and Capital Resources” for discussion of our cash and cash equivalents.

Mortgage Securities – The mortgage securities classified as available for sale include the value of three residual interests we own as of December 31, 2011 and were issued by loan securitized trusts we organized. The value of our mortgage securities is dependent on the interest rate environment, specifically the interest margin between the underlying coupon on the mortgage loans and the asset-backed bonds issued by the securitization trust to finance the loans. While interest rates remain low, the net margin has continued to be strong on these securities and therefore the securities provide cash flow to us. One additional security which had value as of December 31, 2010 was reduced to zero during the year ended December 31, 2011 due to performance of the underlying collateral, which was the main cause for the decrease during the current year. The table below is a summary of our mortgage securities that are classified as available-for-sale.

Table 3 – Values of Individual Mortgage Securities – Available-for-Sale (dollars in thousands)

	December 31, 2011				December 31, 2010
Securitization Trust (A)	Estimated Fair Value	Discount Rate	Constant Pre-payment Rate	Expected Credit Losses	Estimated Fair Value	Discount Rate	Constant Pre-payment Rate	Expected Credit Losses
2002-3	$1,553	25%	18%	1.2%	$1,359	25%	17%	1.0%
2003-1	2,160	25	19	2.3	2,355	25	17	2.2
2003-3	165	25	17	2.1	553	25	12	2.5
2003-4	—	25	19	2.6	313	25	15	2.6
Total	$3,878				$4,580

(A)	We established the trust upon securitization of the underlying loans, which generally were originated by us.

The mortgage securities we own and classify as trading are non-investment grade (BBB- or lower) and are owned by our CDO, which we consolidate. The value of these securities has decreased to zero as of December 31, 2011 based on the performance of the underlying mortgage loans. The liabilities of the securitization trust which were included in other current liabilities in our consolidated balance sheet have also been reduced to zero as of December 31, 2011.

Service Fee Receivable – The balance increased as of December 31, 2011 compared to December 31, 2010 mainly due to an increase in service fee revenues. The service fee receivable balance fluctuates with the timing of services provided and the collection of the fees from customers.

Other Current Assets – Other current assets include receivables for overpayment of income taxes, prepaid expenses, and other miscellaneous receivables. The balance increased in December 31, 2011 as compared to December 31, 2010 is primarily due to recording a receivable for the overpayment of previously paid income taxes of $2.3 million during 2011. A substantial portion of the receivable was collected subsequent to 2011.

Goodwill – As part of the purchase price allocation for the acquisition of Mango, $2.2 million was allocated to goodwill during 2011. See Note 4 to the consolidated financial statements for further details of the acquisition.

Dividends Payable – As discussed in Note 3 to the consolidated financial statements, during 2011 we completed the exchange of all outstanding shares of preferred stock. The Recapitalization eliminated all obligations to pay dividends on the preferred stock and therefore the dividends payable balance was reduced to zero.

Total Shareholders’ Deficit – As of December 31, 2011, our total liabilities exceeded our total assets by $52.8 million as compared to $106.5 million as of December 31, 2010. The significant decrease in our shareholders’ deficit during the year ended December 31, 2011 results from the Recapitalization of our preferred stock. See Note 3 to the consolidated financial statements for further details.

Results of Operations – Consolidated Earnings Comparisons

Year ended December 31, 2011 as Compared to the Year Ended December 31, 2010

Securitization Trusts; Gain on Derecognition of Mortgage Assets – As discussed previously in this report under the heading “Impact of Derecognition of Securitized Mortgage Assets on Our Financial Statements” significant events that occurred related to three securitized loan trusts. Prior to 2010, we consolidated the financial statements of these trusts. Upon derecognition during the first quarter of 2010, all assets and liabilities of the trusts were removed from our consolidated financial statements. Prior to derecognition, we recognized interest income, interest expense, gains or losses on derivative instruments which are included in the other expense line item in the table below, servicing fees and premiums for mortgage insurance related to these securitization trusts. These income and expense items were recognized only through the date of derecognition in January 2010. As a result, there was a significant variation in these balances when comparing the year ended December 31, 2011 and December 31, 2010.

The following table presents the items affected by the derecognition and their balances.

Table 4 – Income (Expense) of Consolidated Loan Securitization; Gain on Derecognition of Mortgage Assets (dollars in thousands)

For the Year Ended December 31,
2010
Gain on derecognition of securitization trusts	$993,131
Interest income – mortgage loans	10,681
Interest expense – asset-backed bonds	(1,416)
Provision for credit losses	(17,433)
Servicing fees	(731)
Premiums for mortgage loan insurance	(308)
Other expense	(560)

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

Table 5 – Appraisal and Real Estate Valuation Management Services Operations (dollars in thousands, except unit amounts)

	For the Year Ended December 31,
	2011		2010
	Total	Per Unit	Total	Per Unit
Completed orders (units)	315,726		204,786
Service fee income	$119,387	$378	$75,168	$367
Cost of services	104,177	330	66,475	324
Selling, general and administrative expense	8,967	28	4,940	24
Other expense (income)	44	—	(65)	—
Other income	195	1	15	—
Net income	6,394	21	3,833	19
Less: Net (loss) income attributable to noncontrolling interests	(107)	—	321	2
Net income (loss) attributable to NFI	$6,501	$21	$3,512	$17

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

During 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into federal law. The Dodd-Frank Act modified and provides for new regulation of a wide range of financial activities, including residential real estate appraisals and appraisal management companies. On October 18, 2010, as required by the Dodd-Frank Act, the Federal Reserve Board issued an interim final rule which amended Regulation Z under the Truth in Lending Act (the “Appraisal Rule”). It is management's opinion that the Appraisal Rule and other rules and regulations promulgated under the Dodd-Frank Act have strengthened appraiser reform, leading to greater appraiser independence and greater lender non-compliance liability. We believe credible lenders will continue to rely on appraisal management companies to mitigate their appraisal compliance risk and manage their appraisal fulfillment processes. The Dodd-Frank Act has not impacted the Company's operating procedures, production or financial results since it became effective and management does not believe that it will in the future.

Financial Intermediary: Service Fee Income and Cost of Services – We earn fees for providing financial settlement services to income tax preparation businesses and consumers. Settlement services are facilitated through arrangements we have made with other independent financial service providers, including our bank partners and data exchange managers. Settlement services consist mainly of collecting income tax refunds on behalf of our customers and distributing fees to independent service providers and the individual taxpayer. As the majority of our business is directly related to income tax refunds, a significant portion of the financial intermediary's operations occur during the first quarter of each year.

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

Table 6 - Financial Intermediary Segment Operations (dollars in thousands, except unit and per unit amounts)

	For the Year Ended December 31, 2011
Settlements completed	315,147
Banking accounts enrolled	38,171

	Total	Per Unit
Service fee income:
Settlement	$5,879	$18.65
Banking account distribution	860
	6,739

Cost of services	3,740
Selling, general and administrative expense	3,723
Other expense	215
	7,678

Other income	1
Net loss	(938)
Less: Net loss attributable to noncontrolling interests	(91)
Net loss attributable to NFI	$(847)

We did not have significant financial intermediary activity during the year ended December 31, 2010, as we were developing this segment.

Corporate

Interest Income – Mortgage Securities – The interest on the mortgage securities we own has decreased from $11.5 million to $10.3 million in the corporate segment when comparing the year ended December 31, 2011 to the year ended December 31, 2010 since the securities have declined in value as their cash flow has decreased. Management expects that the interest income and cash flow from these securities will continue to decline as the underlying loan collateral is repaid.

Selling, General and Administrative Expenses – Selling, general and administrative expenses have increased from $19.3 million to $21.5 million for the year ended December 31, 2011 compared to the year ended December 31, 2010, mainly due to having a full year of Corvisa expenses and the addition of Mango during the fourth quarter. In addition, we paid significant legal, accounting, advisory and other fees to complete our Recapitalization and Debt Exchange.

Interest expense – Interest expense increased from $1.1 million to $2.5 million for the year ended December 31, 2010 compared to the same period in 2011. The increase is due to the accretion of the debt discount to the higher principal balance of the senior notes. See Note 9 to the consolidated financial statements for further details.

Contractual Obligations

We have entered into certain long-term debt and lease agreements which obligate us to make future payments to satisfy the related contractual obligations. The following table summarizes our contractual obligations as of December 31, 2011.

Table 7 – Contractual Obligations (dollars in thousands)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Senior notes (A)	$146,709	$874	$1,743	$4,199	$139,893
Operating leases (B)	4,434	1,468	1,667	1,299	—
Contingent consideration payments related to Corvisa and Mango acquisitions	1,154	150	1,004	—	—
Vendor agreement (C)	300	300	—	—	—
Total obligations	$152,597	$2,792	$4,414	$5,498	$139,893

(A)
In computing the future obligations relating to the Senior Notes, interest payments are calculated using an interest rate of 1.0% per annum until January 2016 and an effective rate of 3.58% thereafter. The Senior Notes are assumed to mature in March 2033. The Senior Notes, including the actual interest rates, are described in detail in Note 9 to our consolidated financial statements.

(B)	The operating lease obligations do not include rental income of $0.2 million to be received under sublease contracts.

(C)	A vendor agreement requires that the Company pay a vendor in its financial intermediary segment a minimum $0.3 million during the first quarter of 2012 if certain services are provided.

The estimated liability associated with uncertain tax positions of $1.5 million, which is included in the other liabilities line item of the noncurrent liabilities section of the consolidated balance sheet as of December 31, 2011, are not included in the table above as the timing of payment cannot be reasonably or reliably estimated.

Liquidity and Capital Resources

As of December 31, 2011, we had approximately $11.5 million in unrestricted cash and cash equivalents.

Service fee income was a substantial source of our cash flows during the year ended December 31, 2011.  We have had significant growth during 2011 and are currently projecting an increase in service fee income over the course of the next year as we continue to increase our customer base, although we cannot assure the same rate of growth that we have experienced. We anticipate that continued increases in appraisal volume will continue to drive positive earnings and cash flow from operations as compared to prior periods, although we also anticipate a decrease in overall housing market transactions similar to most years during the winter months.

Advent had increased cash flows from their operations during the year ended December 31, 2011 as compared to the same period in 2010 as there was minimal activity during 2010 given Advent was still in its start-up phase.

Based on the current projections, the cash flows from our mortgage securities will decrease over the next year as the underlying mortgage loans are repaid, and could be significantly less than the current projections if losses on the underlying mortgage loans exceed the current assumptions or if short-term interest rates increase significantly.

Our current projections indicate that sufficient cash and cash flows are and will be available to meet payment needs. However, our mortgage securities cash flows are volatile and uncertain, and the amounts we receive could vary materially from our projections though we believe that the increased cash flows from operations will offset any reduction in our mortgage securities cash flows. As discussed under the heading “Item 3. Legal Proceedings” of Part I of this report, we are the subject of various legal proceedings, the outcomes of which are uncertain. We may also face demands in the future that are unknown to us today related to our legacy lending and servicing operations.

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

The Company's senior notes contain certain restrictive covenants (the “Negative Covenants”). The Negative Covenants prohibit the Company and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring shares of the Company or its subsidiaries, making payment on debt securities of the Company that rank pari passu or junior to the senior notes, or disposing of any equity interest in its subsidiaries or all or substantially all of the assets of its subsidiaries. At any time that the senior notes accrue interest at the full rate and the Company satisfies certain financial covenants (the “Financial Covenants”), the Negative Covenants will not apply. Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95%. The Company was in compliance with all Negative Covenants as of December 31, 2011, see Note 9 to the consolidated financial statements for additional details.

Overview of Cash Flow for the Year ended December 31, 2011

The following table provides a summary of our operating, investing and financing cash flows from our consolidated statements of cash flows for the years ended December 31, 2011 and 2010.

Table 8 – Summary of Operating, Investing and Financing Cash Flows (dollars in thousands)

	For the Years Ended December 31,
	2011	2010
Consolidated Statements of Cash Flows:
Cash provided by operating activities	$2,389	$6,615
Cash flows (used in) provided by investing activities	325	34,638
Cash flows used in financing activities	(3,793)	(35,775)

Operating Activities. Cash provided by operating activities decreased during the year ended December 31, 2011 over the same period in 2010. This was directly related to the cash flow of the securitized loan trusts in 2010 which were derecognized during the first quarter of 2010. Production for both our Financial Intermediary and Appraisal Management segments increased during the year ended December 31, 2011 compared to the same period in 2010.

Investing Activities. Substantially all of the cash flow from investing activities relates to either payments on securitized loans or sales upon foreclosure of securitized loans which pertains to the securitized loan trusts derecognized during the first quarter of 2010. During the year ended December 31, 2011, the company had a decrease in proceeds from pay downs and maturities of mortgage securities as compared to the same period last year. The Company also experienced a decrease in the amount of restricted cash released from restrictions during 2011 as compared to 2010 as the counterparties have released the majority of the cash for letters of credit.

Financing Activities. Cash flows used in financing activities decreased significantly as compared to prior year. In 2010, cash flows were affected by the payments on asset-backed bonds relating to bonds issued by securitization loan trusts, which were derecognized during the first quarter. See the Securitization Trusts; Gain on Derecognition of Securitization Trusts section for further details. During the second quarter of 2011, the Company paid $3.0 million to the holders of the outstanding preferred stock as part of the Recapitalization.

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

Notes Receivable and Allowance for Doubtful Accounts. The Company determines the required allowance for doubtful accounts using information such as the status of the note, borrower’s financial condition, economic trends and conditions, past payment history and information provided from legal counsel if the note is in litigation.

Mortgage Securities. Our mortgage securities represent beneficial interests we retained in securitization and resecuritization transactions. The residual securities include interest-only mortgage securities, prepayment penalty bonds and over-collateralization bonds.

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

•	Prepayment penalties received from borrowers who pay off their loans early in their life; and

•	Overcollateralization which is designed to protect the primary bondholder from credit loss on the underlying loans.
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
At each reporting date, the fair value of the residual securities is estimated based on the present value of future expected cash flows to be received. Management’s best estimate of key assumptions, including credit losses, prepayment speeds, expected call dates, market discount rates and forward yield curves commensurate with the risks involved, are used in estimating future cash flows. We estimate initial and subsequent fair value for the subordinated securities based on quoted market prices. See Note 13 to the consolidated financial statements for the current fair value of our residual securities and the residual security sensitivity analysis.

Goodwill. Goodwill is tested for impairment at least annually and impairments are charged to results of operations only in periods in which the recorded carrying value of reporting unit is more than its estimated fair value. Goodwill is tested for impairment using a two-step process that begins with an estimation of fair value. The first step compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value exceeds its carrying amount, goodwill is not considered impaired. However, if the carrying amount exceeds its estimated fair value, a second step would be performed that would compare the implied fair value to the carrying amount of goodwill. An impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The impairment test in 2011 and 2010 indicated that there was a significant excess of fair value over the carrying amount and no impairment was incurred.

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

If the weighted positive evidence is not sufficient to support a conclusion that it is more likely than not that all or some of the Company's deferred tax assets will be realized, the Company considers all alternative sources of taxable income identified in determining the amount of valuation allowance to be recorded. Alternative sources of taxable income identified in the income taxes guidance include the following: 1) taxable income in prior carryback year, 2) future reversals of existing taxable temporary differences, 3) future taxable income exclusive of reversing temporary differences and carryforwards, and 4) tax planning strategies.

The company currently evaluates estimates of uncertainty in income taxes based upon a framework established in the income tax accounting guidance. The guidance prescribes a recognition threshold and measurement standard for the recognition and measurement of tax positions taken or expected to be taken in a tax return. In accordance with the guidance, the Company evaluates whether a tax position will more likely than not be sustained upon examination by the appropriate taxing authority. The Company measures the amount of benefit to recognize in its financial statements as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The recognition and measurement of tax benefits is often judgmental, and determinations regarding the tax benefit can change as additional developments occur relative to the issue.

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

In June 2011, the FASB issued Presentation of Comprehensive Income, which revises how entities present comprehensive income in their financial statements.  The guidance updates the presentation requirements for reporting the components of comprehensive income and requires that it is reported in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  In a continuous statement of comprehensive income, an entity would be required to present the components of the income statement as presented today, along with the components of other comprehensive income.  In the two-statement approach, an entity would be required to present a statement that is consistent with the income statement format used today, along with a second statement, which would immediately follow the income statement that would include the components of other comprehensive income. In December 2011, the FASB deferred the requirement to present components of reclassifications of other comprehensive income on the face of the income statement that had previously been included in the June 2011 amended standard. The guidance is effective for periods beginning after December 15, 2011. The adoption of this guidance will not have a significant impact on the Company's financial statements.
In September 2011, the FASB issued Testing for Goodwill Impairment, which amends previous guidance, to allow companies the option of performing a qualitative assessment before completing step one of the impairment test, calculating the fair value of the reporting unit. If the Company determines on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, the two-step impairment test would not be required. The amendments are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not believe the adoption of this standard will have a material impact on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

NOVASTAR FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

	December 31, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$11,503	$12,582
Mortgage securities (includes CDO securities of $0 and $1,198, respectively)	3,878	5,778
Notes receivable, net of allowance of $0 and $1,047, respectively	2,235	3,965
Service fee receivable, net of allowance of $86 and $42, respectively	6,899	1,924
Restricted cash	1,825	23
Other current assets (includes CDO other assets of $0 and $299, respectively)	4,124	3,268
Total current assets	30,464	27,540
Non-Current Assets
Property and equipment, net of accumulated depreciation	5,589	4,821
Goodwill	5,336	3,170
Other assets	3,212	2,330
Total non-current assets	14,137	10,321
Total assets	$44,601	$37,861

Liabilities and Shareholders' Deficit
Liabilities:
Current Liabilities
Accounts payable	$7,077	$4,590
Accrued expenses	6,331	5,883
Deferred revenue	1,528	896
Dividends payable	—	50,900
Other current liabilities (includes CDO debt and other liabilities of $0 and $1,497, respectively)	161	1,207
Total current liabilities	15,097	63,476
Non-Current Liabilities
Junior subordinated notes	—	78,086
Senior notes	79,654	—
Other liabilities	2,606	2,842
Total non-current liabilities	82,260	80,928
Total liabilities	97,357	144,404

Commitments and contingencies (Note 10)

Shareholders' deficit:
Capital stock, $0.01 par value per share, 120,000,000 and 50,000,000 shares authorized, respectively:
Redeemable preferred stock, $25 liquidating preference per share ($74,750 in total); 2,990,000 shares, issued and outstanding at December 31, 2010	—	30
Convertible participating preferred stock, $25 liquidating preference per share ($52,500 in total); 2,100,000 shares, issued and outstanding at December 31, 2010	—	21
Common stock, 91,253,653 and 9,368,053 shares issued and outstanding, respectively	913	94
Additional paid-in capital	746,276	787,363
Accumulated deficit	(803,400)	(898,195)
Accumulated other comprehensive income	3,267	4,411
Total NovaStar Financial, Inc. (“NFI”) shareholders' deficit	(52,944)	(106,276)
Noncontrolling interests	188	(267)
Total shareholders' deficit	(52,756)	(106,543)
Total liabilities and shareholders' deficit	$44,601	$37,861

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; dollars in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2011	2010
Income and Revenues:
Service fee income	$126,750	$75,168
Interest income – mortgage loans on securitization trusts	—	10,848
Interest income – mortgage securities	10,335	11,504
Total	137,085	97,520

Costs and Expenses:
Cost of services	108,541	66,475
Interest expense – asset-backed bonds	—	1,416
Provision for credit losses on securitization trusts	—	17,433
Servicing fees on securitization trusts	—	731
Premiums for mortgage loan insurance on securitization trusts	—	308
Selling, general and administrative expense	21,548	19,314
Gain on derecognition of securitization trusts	—	(993,131)
Other (income) expense	(70)	390
Total	130,019	(887,064)

Other income	903	787
Interest expense	(2,471)	(1,073)

Income before income tax benefit	5,498	984,298
Income tax benefit	(1,774)	(1,356)
Net income	7,272	985,654
Less: Net loss attributable to noncontrolling interests	(491)	(1,048)
Net income attributable to NFI	$7,763	$986,702
Earnings Per Common Share attributable to NFI:
Basic	$1.82	$86.53
Diluted	$1.81	$86.53
Weighted average basic common shares outstanding	52,132,669	9,337,207
Weighted average diluted common shares outstanding	52,292,322	9,337,207

See notes to consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME
(unaudited; dollars in thousands, except share amounts)

	Total NFI Shareholders’ Deficit
	Redeemable Preferred Stock	Convertible Participating Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Deficit
Balance, December 31, 2010	$30	$21	$94	$787,363	$(898,195)	$4,411	$(267)	$(106,543)
Compensation recognized under stock compensation plans	—	—	—	284	—	—	—	284
Issuance of nonvested shares, 900,000 shares	—	—	9	(9)	—	—	—	—
Accumulating dividends on preferred stock	—	—	—	—	(8,428)	—	—	(8,428)
Distributions to noncontrolling interests	—	—	—	—	—	—	(788)	(788)
Mango noncontrolling interest from acquisition	—	—	—	—	—	—	1,807	1,807
Acquisition of noncontrolling interests	—	—	—	(1,191)	—	—	(348)	(1,539)
Transfer from noncontrolling interests	—	—	—	(275)	—	—	275	—
Preferred stock exchange	(30)	(21)	810	(39,896)	95,460	—	—	56,323
Comprehensive income:
Net income (loss)	—	—	—	—	7,763	—	(491)	7,272
Other comprehensive loss	—	—	—	—	—	(1,144)	—	(1,144)
Total comprehensive income	—	—	—	—	—	—	—	6,128
Balance, December 31, 2011	$—	$—	$913	$746,276	$(803,400)	$3,267	$188	$(52,756)
								Continued

	Total NFI Shareholders’ Deficit
	Redeemable Preferred Stock	Convertible Participating Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Other	Noncontrolling Interest	Total Shareholders’ Deficit
Balance, December 31, 2009	$30	$21	$94	$786,989	$(1,868,398)	$5,111	$(70)	$(329)	$(1,076,552)
Forgiveness of founder’s promissory notes	—	—	—	—	—	—	70	—	70
Compensation recognized under stock compensation plans	—	—	—	374	—	—	—	—	374
Accumulating dividends on preferred stock	—	—	—	—	(16,499)	—	—	—	(16,499)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(388)	(388)
Noncontrolling interests from acquisitions	—	—	—	—	—	—	—	1,498	1,498
Comprehensive income:
Net income (loss)	—	—	—	—	986,702	—	—	(1,048)	985,654
Other comprehensive loss	—	—	—	—	—	(700)	—	—	(700)
Total comprehensive income	—	—	—	—	—	—	—	—	984,954
Balance, December 31, 2010	$30	$21	$94	$787,363	$(898,195)	$4,411	$—	$(267)	$(106,543)

See notes to consolidated financial statements.									Concluded

NOVASTAR FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$7,272	$985,654
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of mortgage securities	(2,689)	(4,001)
(Recovery) provision for bad debt on notes receivable	(540)	746
Amortization of premiums on mortgage loans	—	430
Amortization of deferred debt issuance costs and senior debt discount	1,568	597
Provision for credit losses	—	17,433
Fair value adjustments of trading securities, CDO debt and contingent consideration	(855)	(1,068)
Gain on derecognition of securitization trusts	—	(993,131)
Gains on derivative instruments	—	(26)
Loss on disposal of property and equipment	203	6
Forgiveness of founders' promissory notes	—	70
Compensation recognized under stock compensation plans	284	374
Depreciation expense	1,991	937
Changes in, exclusive of the effects of acquisitions:
Accrued interest receivable	—	1,300
Restricted cash	(1,802)	—
Service fee receivable	(4,883)	(1,056)
Other current assets and liabilities, net	(473)	(219)
Other noncurrent assets and liabilities, net	(709)	1,555
Due to servicer	—	(5,080)
Deferred revenue	632	491
Accounts payable and accrued expenses	2,390	1,603
Net cash provided by operating activities	2,389	6,615

Cash flows from investing activities:
Proceeds from paydowns of mortgage securities	2,035	5,355
Proceeds from repayments of mortgage loans held-in-portfolio	—	15,040
Proceeds from sales of assets acquired through foreclosure	—	15,154
Restricted cash, net	303	3,940
Proceeds from notes receivable	1,440	500
Proceeds from sale of property and equipment	87	—
Issuance of notes receivable	(224)	(657)
Purchases of property and equipment	(2,248)	(496)
Acquisition of noncontrolling interest	(509)	—
Acquisition of business, net of cash acquired	(559)	(4,198)
Net cash (used in) provided by investing activities	325	34,638

Cash flows from financing activities:
Payments on asset-backed bonds	—	(35,341)
Distributions to noncontrolling interests	(788)	(388)
Payments to preferred stockholders for preferred stock exchange	(3,005)	—
Other	—	(46)
Net cash used in financing activities	(3,793)	(35,775)
Net (decrease) increase in cash and cash equivalents	(1,079)	5,478
Cash and cash equivalents, beginning of period	12,582	7,104
Cash and cash equivalents, end of period	$11,503	$12,582

		Continued

Supplemental Disclosure of Cash Flow Information
(dollars in thousands)

	For the Year Ended December 31,
	2011	2010
Cash paid for interest	$2,986	$4,272
Cash paid for income taxes	—	170
Cash received on mortgage securities - available-for-sale with no cost basis	7,646	7,503
Non-cash investing and financing activities:
Assets acquired through foreclosure	—	6,283
Exchange of noncontrolling interests' notes receivable for contingent earnings payout	—	366
Preferred stock dividends accrued, subsequently eliminated	8,428	16,499
Obligations incurred in purchase transactions	1,330	—
Transfer of assets and liabilities upon derecognition of securitization trusts:
Mortgage loans - held-in-portfolio, net of allowance	—	1,250,287
Accrued interest receivable	—	72,725
Real estate owned	—	55,309
Asset-backed bonds secured by mortgage loans	—	2,235,633
Due to servicer	—	131,772
Other liabilities	—	4,047
Exchange of redeemable preferred stock and convertible participating preferred stock:
Elimination of accrued dividends	59,328	—
Cancellation of redeemable preferred stock	30	—
Cancellation of convertible participating preferred stock	21	—
Issuance of common stock	810	—
Decrease of additional paid-in capital	39,896	—
Decrease of accumulated deficit	95,460	—

See notes to consolidated financial statements.		Concluded

NOVASTAR FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Business Plan and Liquidity

Description of Operations – NovaStar Financial, Inc. and its subsidiaries (“NFI” or the “Company”) currently own approximately 93% of StreetLinks LLC (“StreetLinks”), a national residential appraisal and mortgage real estate valuation management services company. The Company owned 88% of StreetLinks as of December 31, 2011. See Note 19 to the consolidated financial statements for a discussion of the Company's recent acquisition of approximately 5% additional equity interest of StreetLinks. StreetLinks charges a fee for services which is collected from lenders and borrowers. The majority of StreetLinks business is generated from the management of the appraisal process for its customers. Most of the fee is passed through to independent residential appraisers. StreetLinks retains a portion of the fee to cover its costs of managing the process of fulfilling the appraisal order and performing a quality control review of all appraisals. StreetLinks also provides other real estate valuation management services, such as field reviews and value validation.

The Company owns 78% of Advent Financial Services, LLC (“Advent”). The Company originally purchased 70% of Advent; the additional 8% was acquired subsequently from noncontrolling interest holders. Advent, along with its distribution partners, provides financial settlement services, mainly for income tax preparation businesses, and also provides access to tailored banking accounts, small dollar banking products and related services to meet the needs of low and moderate income level individuals. Advent is not a bank, but it acts as an intermediary for banking products on behalf of other banking institutions.

A primary distribution channel of Advent’s bank products is by way of settlement services to electronic income tax return originators. Advent provides a process for the originators to collect refunds from the Internal Revenue Service, distribute fees to various service providers and deliver the net refund to individuals. Individuals may elect to have the net refund dollars deposited to a bank account offered through Advent. Individuals also have the option to have the net refund dollars paid by check or to an existing bank account. Regardless of the settlement method, Advent receives a fee from the originator for providing the settlement service. Advent also distributes its banking products via other methods, including through employers and employer service organizations. Advent receives fees from banking institutions and from the bank account owner for services related to the use of the funds deposited to Advent-offered bank accounts.

On October 17, 2011, the Company purchased 51% of the equity of Build My Move, LLC ("BMM") for $1.7 million plus future obligations to make additional capital contributions to BMM of up to $0.7 million. BMM changed its name to Mango Moving, LLC ("Mango") subsequent to the Company's purchase. Mango is a start-up, Internet-based company in the “asset-light” third-party logistics provider market, with the goal of providing high-quality local and long distance residential and other moving services at a price less than other major national van lines. See Note 4 to the consolidated financial statements for additional details.

During 2011, we completed the exchange of all outstanding shares of our preferred stock for an aggregate of 80,985,600 shares of newly-issued common stock and $3.0 million in cash. See Note 3 to the consolidated financial statements for additional details.

During 2011, the Company completed an exchange of its junior subordinated debentures for senior debentures ("Debt Exchange"). See Note 9 to the consolidated financial statements for further details.
During 2010, StreetLinks completed the acquisition of 51% of Corvisa, LLC (“Corvisa”). Corvisa is a technology company that develops and markets its software products to mortgage lenders. Its primary product is a self-managed appraisal solution for lenders to manage their appraisal process. Other products include analytical tools for the lender to manage their mortgage origination business. During the fourth quarter of 2011, StreetLinks acquired the remaining 49% noncontrolling owner interests and now owns 100% of Corvisa. In exchange for the minority owner interests, StreetLinks paid $0.5 million in cash at the time of exchange with an additional $0.5 million payable no later than one year from the exchange date and is also obligated to make $1.2 million in payments to the former minority owners on or before June 30, 2014 if revenues from the Corvisa technology products exceed certain thresholds. We have recorded a liability for the contingent consideration under the terms of the acquisition.

Prior to 2010, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage backed securities. The Company owns mortgage securities which we retained during the securitization process. See Note 5 to the consolidated financial statements for additional details about these securities.

During January of 2010, certain events occurred that required the Company to reconsider the accounting for three consolidated loan trusts. Upon reconsideration, the Company determined that all requirements for derecognition were met under applicable accounting guidelines at the time of the reconsideration event. As a result, the Company derecognized the assets and liabilities of the trusts and recorded a gain during the year ended December 31, 2010 of $993.1 million. See Note 18 to the consolidated financial statements for additional details about these transactions.

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

Note 2. Summary of Significant Accounting and Reporting Policies

Cash and Cash Equivalents and Restricted Cash. Cash equivalents consist of liquid investments with an original maturity of three months or less. Amounts due from banks and credit card companies of $0.5 million and $0.2 million for the settlement of credit card transactions are included in cash and cash equivalents as of December 31, 2011 and 2010, respectively, as they are generally collected within three business days. Cash equivalents are stated at cost, which approximates fair value. Restricted cash includes funds the Company is required to post as cash collateral or transfer to escrow accounts and its release is subject to contractual requirements and time restrictions. The cash may not be released to the Company without the consent of the counterparties, which is generally at their discretion. The cash could also be subject to the indemnification of losses incurred by the counterparties. Restricted cash is included in the restricted cash line item of the consolidated balance sheets and noncurrent restricted cash of $1.1 million and $1.4 million is included in the other assets line item of the consolidated balance sheets as of December 31, 2011 and 2010, respectively.

The Company maintains cash balances at several major financial institutions in the United States. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $250,000 through December 31, 2013. At December 31, 2011 and 2010, 73% and 86%, respectively, of the Company’s cash and cash equivalents, including restricted cash, were with one institution. The uninsured balances of the Company’s unrestricted cash and cash equivalents and restricted cash aggregated $11.8 million and $12.9 million as of December 31, 2011 and 2010, respectively.

Revenue Recognition. Service fee revenues consist primarily of fees for real estate valuation management services provided by StreetLinks, financial settlement services provided by Advent and logistics fees for moving services provided by Mango. Service fee revenues are recognized in the period in which the product is delivered or the service provided to and accepted by the customer. Deferred revenue is recorded when payments are received in advance of performing our service obligations and is recognized in accordance with the above criteria. When the Company is the principal in its transactions with customers, service fee revenues are recorded on a gross basis. Otherwise, service fee revenues are recorded on a net basis.

Cost of Services. Cost of Services includes the direct costs to provide services to customers, which are payments to independent parties, and the internal costs directly associated with completing customer orders. Internal costs include other expenses necessary to the production process, such as compensation and benefits of employees, occupancy costs and depreciation of equipment.

Earnings Per Share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is calculated assuming all options, nonvested shares and performance based awards on the Company's common stock have been exercised, unless the exercise would be antidilutive.
As a result of the convertible participating preferred stock being considered participating securities, earnings per share is calculated under the two-class method, which requires disclosure of the more dilutive earnings per share result between the treasury method calculation and the two-class method calculation. For the year ended December 31, 2011, earnings per share was calculated using the treasury method which included the Series D Preferred Stock assumed to be converted to 1,875,000 shares of Common Stock that shared in distributions with common shareholders on a 1:1 basis through the date of the Recapitalization. For the year ended December 31, 2010, the two-class method calculation was more dilutive; therefore, earnings per share is presented following the two-class method which includes convertible participating preferred stock assumed to be converted to 1,875,000 shares of common stock that share in distributions with common shareholders on a 1:1 basis. See Note 15 to the consolidated financial statements for additional details on earnings per share calculation.
Notes Receivable and Allowance for Doubtful Accounts. Notes receivable are considered delinquent, based on current information and events, if it is probable that we will be unable to collect all amounts due that are contractually obligated. The Company determines the required allowance for doubtful accounts using information such as the borrower’s financial condition and economic trends and conditions. See additional details in Note 6 to the consolidated financial statements.

Service Fee Receivable and Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts at an amount estimated to cover potential uncollectible losses. Management analyzes receivables and historical bad debts, current economic trends and conditions, and the length of time receivables are past due in order to establish the allowance for doubtful accounts. The past due or delinquency status of a receivable is based on the contractual payment terms of the receivable, which are generally due within ten to fifteen days for customers that the Company extends credit. All other amounts are due and collected at the time the service is rendered. Reserves for individual accounts are recorded when the Company becomes aware of specific customer circumstances, such as bankruptcy filings, deterioration in the customer’s operating results or financial position, or potential unfavorable outcomes from disputes with customers. The Company charges off uncollectible service fees receivable when repayment of contractually-obligated amounts is not deemed to be probable.

Mortgage Securities – Available-for-Sale. Mortgage securities – available-for-sale represent beneficial interests the Company retains in securitization transactions which consist of residual interests (the “residual securities”). Mortgage securities classified as available-for-sale are reported at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income. To the extent that the cost basis of mortgage securities exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. The specific identification method was used in computing realized gains or losses.

As previously described, mortgage securities-available-for-sale represent retained beneficial interests in certain components of the cash flows of the underlying mortgage loans to securitization trusts. As payments are received on the residual securities, the payments are applied to the cost basis of the related mortgage securities. Each period, the accretable yield for each mortgage security is evaluated and, to the extent there has been a change in the estimated cash flows, it is adjusted and applied prospectively. The accretable yield is recorded as interest income with a corresponding increase to the carrying basis of the mortgage security.

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

Goodwill. Goodwill represents cost in excess of fair values assigned to the underlying net assets of acquired businesses. The goodwill is tested for impairment at least annually or more frequently, when a triggering event occurs. Goodwill is tested for impairment using a two-step process that begins with an estimation of fair value. The first step compares the estimated fair value of the reporting unit, with its carrying amount, including goodwill. If the estimated fair value exceeds its carrying amount, goodwill is not considered impaired. However, if the carrying amount exceeds its estimated fair value, a second step would be performed that would compare the implied fair value to the carrying amount of goodwill. An impairment loss would be recorded in the consolidated statement of operations to the extent that the carrying amount of goodwill exceeds its implied fair value. The impairment test in 2011 and 2010 indicated that there was a significant excess of fair value over the carrying amount and no impairment was incurred.

Income Taxes. The Company has a deferred tax asset of $286.4 million and $294.7 million as of December 31, 2011 and 2010, respectively. However, the Company has recorded a full valuation allowance against the deferred tax assets. In determining the amount of deferred tax assets to recognize in the financial statements, the Company evaluates the likelihood of realizing such benefits in future periods. The income taxes guidance requires the recognition of a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. Income taxes guidance indicates the more likely than not threshold is a level of likelihood that is more than 50%.

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

If the weighted positive evidence is not sufficient to support a conclusion that it is more likely than not that all or some of the Company's deferred tax assets will be realized, the Company considers all alternative sources of taxable income identified in determining the amount of valuation allowance to be recorded. Alternative sources of taxable income identified in the income taxes guidance include the following: 1) taxable income in prior carryback year, 2) future reversals of existing taxable temporary differences, 3) future taxable income exclusive of reversing temporary differences and carryforwards, and 4) tax planning strategies.

The Company currently evaluates estimates of uncertainty in income taxes based upon a framework established in the income tax accounting guidance. The guidance prescribes a recognition threshold and measurement standard for the recognition and measurement of tax positions taken or expected to be taken in a tax return. In accordance with the guidance, the Company evaluates whether a tax position will more likely than not be sustained upon examination by the appropriate taxing authority. The Company measures the amount of benefit to recognize in its financial statements as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The recognition and measurement of tax benefits is often judgmental, and determinations regarding the tax benefit can change as additional developments occur relative to the issue.

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

In June 2011, the FASB issued Presentation of Comprehensive Income, which revises how entities present comprehensive income in their financial statements.  The guidance updates the presentation requirements for reporting the components of comprehensive income and requires that it is reported in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  In a continuous statement of comprehensive income, an entity would be required to present the components of the income statement as presented today, along with the components of other comprehensive income.  In the two-statement approach, an entity would be required to present a statement that is consistent with the income statement format used today, along with a second statement, which would immediately follow the income statement that would include the components of other comprehensive income. In December 2011, the FASB deferred the requirement to present components of reclassifications of other comprehensive income on the face of the income statement that had previously been included in the June 2011 amended standard. The guidance is effective for periods beginning after December 15, 2011. The adoption of this guidance will not have a significant impact on the Company's financial statements.
In September 2011, the FASB issued Testing for Goodwill Impairment, which amends previous guidance, to allow companies the option of performing a qualitative assessment before completing step one of the impairment test, calculating the fair value of the reporting unit. If the Company determines on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, the two-step impairment test would not be required. The amendments are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not believe the adoption of this standard will have a material impact on its financial statements.

Note 3. Recapitalization of Preferred Stock.

Series D Exchange. On June 23, 2011, the Company completed the exchange of all outstanding shares of the Company's 9.0% Series D1 Mandatory Convertible Preferred Stock, par value $0.01 per share (the "Series D Preferred Stock"), for an aggregate of 37,162,000 shares of newly-issued Common Stock and $1.4 million in cash. Completion of this exchange eliminated the Series D Preferred Stock and Company's obligations with respect to outstanding and future preferred dividends and the preferred liquidating preference related to the Series D Preferred Stock. Immediately before the exchange, as of June 23, 2011, there were accrued and unpaid dividends of approximately $34.5 million on the Series D Preferred Stock and the aggregate liquidating preference was $52.5 million.

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

Series C Offer. On June 27, 2011, the Company completed the exchange offer for all the outstanding shares of the 8.90% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock"), for an aggregate of 43,823,600 shares of Common Stock and $1.6 million of cash. Completion of the transaction eliminated the Series C Preferred Stock and the Company's obligations with respect to outstanding and future preferred dividends and the preferred liquidating preference related to the Series C Preferred Stock. Immediately before the exchange, as of June 27, 2011, there were accrued and unpaid dividends of approximately $24.8 million on the Series C Preferred Stock and the aggregate liquidating preference was $74.8 million.

Note 4. Business Combinations and Consolidation

On October 17, 2011, pursuant to the terms of a Unit Purchase Agreement between the Company and Build My Move, LLC (“BMM”), the Company acquired 51% of the fully diluted membership interests in BMM. BMM is a start-up, Internet-based company in the “asset-light” third party logistics provider market, with the goal of providing high-quality local and long distance residential and other moving services at a price less than other major national van lines. The Company purchased Class C units of BMM, having preferred distribution, liquidation and management rights, in exchange for a purchase price of $1.7 million and, upon the occurrence of certain conditions related to BMM's financial condition and its contractual obligations, the Company has the obligation to make additional capital contributions to BMM up to $0.7 million. The additional capital contribution includes a contingent consideration obligation of up to $0.3 million, which could be payable to a former employee upon compliance with the separation agreement. The full $0.3 million is included in the accrued expenses line item of the consolidated financial statements. BMM changed its name to Mango Moving, LLC ("Mango") on October 21, 2011. The acquisition of Mango allows the Company to enter a new industry along with taking advantage of synergies from sales, technology and other administrative functions. While Mango is in a different industry than StreetLinks, these businesses share similarities. They are both vendor management services using proprietary technology. StreetLinks manages a base of appraiser vendors whereas Mango manages bases of moving labor and trucking vendors. Much of the technology developed for StreetLinks is applicable to the business of Mango. Additionally, the Company's extensive experience in managing customer service centers also applies to Mango. The Company's centralized technology and administrative functions allows the sharing of resources across all entities, saving time and costs.

On November 4, 2010, StreetLinks completed the acquisition of 51% of Corvisa, LLC (“Corvisa”). Corvisa is a technology company that develops and markets its software products to mortgage lenders. Its primary product is a self-managed appraisal solution for lenders to manage their appraisal process. Other products include analytical tools for the lender to manage their mortgage origination business. The purchase price was comprised of $1.5 million of cash, plus contingent consideration related to an earn-out opportunity based on future net income. The amount of the future payments that the Company could be required to make under the earn-out opportunity was $0.6 million, with the understanding that the targets must be achieved by December 31, 2012. This earn-out opportunity was canceled as part of the acquisition of the remaining 49% Corvisa noncontrolling interest, see additional details below. The acquisition of Corvisa and its technology has allowed us to offer other analytical tools for lenders to manage their mortgage origination business.

On November 10, 2011, StreetLinks acquired the remaining 49% noncontrolling owner interests in Corvisa, LLC ("Corvisa") and now owns 100% of Corvisa. In exchange for the minority owner interests, StreetLinks paid $0.5 million in cash at the time of exchange with an additional $0.5 million payable no later than one year from the exchange date and is also obligated to make $1.2 million in payments to the former minority owners on or before June 30, 2014 if revenues from the Corvisa technology products exceed certain thresholds. We have recorded a liability of $0.9 million for the estimated contingent consideration under the terms of the acquisition and it is recorded in the noncurrent liabilities line item of the consolidated balance sheet. The effects of this transaction were recorded through shareholders' deficit in accordance with the relative consolidation guidance.

The purchase price for the Mango and Corvisa acquisitions have been allocated based on the assessment of the fair value of the assets acquired and liabilities assumed, determined based on the Company’s internal operational assessments and other analyses which are Level 3 measurements. Pro forma disclosure requirements have not been included as they are not considered significant. The Company’s financial statements include the results of operation of Mango and Corvisa from the dates of acquisition. Revenues and earnings since the acquisition dates during the respective year of acquisition are not considered material to the Company's financial results. All legal and other related acquisition costs were expensed as incurred and recorded in the selling, general and administrative expense line item of the consolidated statements of operation, and were not material.

A summary of the aggregate amounts of the assets acquired and liabilities assumed and the aggregate consideration paid for Mango for the year ended December 31, 2011 and Corvisa for the year ended December 31, 2010 follows (dollars in thousands):

	For the Year Ended December 31,
	2011	2010
Assets:
Cash	$1,141	$107
Service fee receivable, net	92	—
Other current assets	115	50
Property and equipment, net	801	3,465
Goodwill	2,166	—
Other noncurrent assets	61	—
Liabilities:
Accounts payable	(197)	(131)
Accrued expenses	(503)	(34)
Other current liabilities	(19)	—
Other noncurrent liabilities	(150)	(459)
Noncontrolling interests	(1,807)	(1,498)
Total cash consideration	$1,700	$1,500

Note 5. Mortgage Securities

Mortgage securities consist of $3.9 million of securities classified as available-for-sale as of December 31, 2011. As of December 31, 2010, mortgage securities consisted of $4.6 million of available-for-sale securities and $1.2 million of securities classified as trading.

As of December 31, 2011 and 2010, mortgage securities – available-for-sale consisted entirely of the Company's investment in the residual securities issued by securitization trusts sponsored by the Company. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds. See Note 13 to the consolidated financial statements for details on the Company's fair value methodology.

The following table presents certain information on the Company's portfolio of mortgage securities – available-for-sale as of December 31, 2011 and 2010 (dollars in thousands):

	Cost Basis	Unrealized Gain	Estimated Fair Value	Average Yield (A)
December 31, 2011	611	3,267	3,878	237.0%
December 31, 2010	169	4,411	4,580	483.2

(A)	The average yield is calculated from the cost basis of the mortgage securities and does not give effect to changes in fair value that are reflected as a component of shareholders' deficit.

There were no other-than-temporary impairments relating to mortgage securities – available-for-sale for the years ended December 31, 2011 and 2010.

Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments.

The Company's mortgage securities – trading were valued at zero as of December 31, 2011. As of December 31, 2010, mortgage securities – trading consisted of subordinated securities purchased from other issuers in the open market. Refer to Note 13 for a description of the valuation methods as of December 31, 2011 and 2010.

The following table summarizes the Company's mortgage securities – trading as of December 31, 2010 (dollars in thousands):

	Original Face	Amortized Cost Basis	Fair Value	Average Yield (A)
As of December 31, 2010
Subordinated securities pledged to CDO	$369,507	$73,900	$1,198
Other subordinated securities	215,280	—	—
Total	$584,787	$73,900	$1,198	1.96%

(A) Calculated from the ending fair value of the securities.

The Company recognized net trading losses of $1.4 million and $0.2 million for the years ended December 31, 2011 and 2010, respectively. These amounts are included in the other expense line on the Company's consolidated statements of operations.

Note 6. Notes Receivable and Allowance for Doubtful Accounts

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
The Company writes off uncollectible notes receivable when repayment of contractually-obligated amounts is not deemed to be probable. There was $0.5 million charge off, which had previously been reserved, during the year ended December 31, 2011 and there were no amounts written off during the year ended December 31, 2010. Due to the low number of notes receivable, the Company evaluates each note individually for collectability rather than analyzing by class or credit quality indicator. As a result of this review, there were (recoveries) provisions made for credit losses of $(0.5) million and $0.7 million for the years ended December 31, 2011 and 2010, respectively. Along with the extension of repayment terms and additional borrowings, the Company had one modification of a note receivable agreement for the year ended December 31, 2011, see details in the following paragraph. The Company had no modifications of notes receivable agreements for the year ended December 31, 2010.
The Company has a note receivable due from an entity with which it was previously in litigation. As discussed in Note 10 to the consolidated financial statements, during 2011 the Company agreed to settle the litigation. Pursuant to the settlement, approximately $1.3 million of the amount due under the note was paid at the time of settlement. A modification to the settlement was reached in February 2012, $1.5 million was paid at the time of the modification and the remaining note balance of approximately $1.1 million plus an additional $0.1 million will be due in February 2013. In addition to the $1.5 million included in notes receivable as of December 31, 2011, the Company has a net receivable of $1.1 million in other assets, $1.2 million of principal net of a $0.1 million discount which will be recognized straight line until its due date in February 2013.
The remaining $0.7 million of notes receivable outstanding as of December 31, 2011 was classified as current. As of December 31, 2010, the remaining $0.6 million of notes receivable was 90 days or more past due and still accruing interest.
Activity in the allowance for credit losses on notes receivable is as follows for the years ended December 31, 2011 and 2010 (dollars in thousands):

	For the Year Ended December 31,
	2011	2010
Balance, beginning of period	$1,047	$300
(Recovery) provision for credit losses	(540)	747
Write-offs	(507)	—
Balance, end of period	$—	$1,047

Note 7. Property and Equipment, Net

All of the Company's property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives of the assets that are leasehold improvements, lesser of 5 years or remaining lease term, furniture and fixtures, 5 years, office and computer equipment, 3 to 5 years, and software, 3 years.

Maintenance and repairs are charged to expense. Major renewals and improvements are capitalized. Gains and losses on dispositions are credited or charged to earnings as incurred. Depreciation and amortization expense relating to property and equipment was $2.0 million and $0.9 million for the years ended December 31, 2011 and 2010, respectively.

The following table shows the Company's property and equipment, net as of December 31, 2011 and December 31, 2010 (dollars in thousands):

	December 31, 2011	December 31, 2010
Furniture, fixtures and office equipment	$1,216	$803
Hardware and computer equipment	2,961	2,148
Software	6,887	5,794
Leasehold improvements	352	258
Total Cost	11,416	9,003
Less: Accumulated depreciation and amortization	(5,827)	(4,182)
Property and equipment, net	$5,589	$4,821

Note 8. Goodwill

Goodwill totaled $5.3 million and $3.2 million as of December 31, 2011 and December 31, 2010, respectively. As part of the purchase price allocation for the acquisition of Mango, $2.2 million was allocated to goodwill during the year ended December 31, 2011. See Note 4 to the consolidated financial statements for further details of the acquisition. During the year ended December 31, 2010, payments of approximately $3.2 million were made to the former majority owners of StreetLinks upon certain earnings targets being achieved. As all consideration paid had previously been assigned to the assets acquired and liabilities assumed, the $3.2 million was recorded as goodwill during the year ended December 31, 2010. There are no remaining contingent consideration payments that could be required for the StreetLinks acquisition.

Goodwill is tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value. For tax purposes, the goodwill is included in the Company's basis in its investment in Mango and StreetLinks as they are limited liability companies. Therefore, it will be non-deductible for tax purposes as long as the Company holds its investment in Mango and StreetLinks.

Goodwill activity is as follows for the years ended December 31, 2011 and 2010 (dollars in thousands):

	For the Year Ended December 31,
	2011	2010
Balance, beginning of period	$3,170	$—
StreetLinks earnings target payment	—	3,170
Mango acquisition	2,166	—
Balance, end of period	$5,336	$3,170

Note 9. Borrowings

Senior Notes – In an effort to improve the Company's liquidity position, on March 22, 2011, the Company entered into agreements that canceled the then existing $78.1 million aggregate principal amount of junior subordinated notes (the “Junior Subordinated Notes”). The Junior Subordinated Notes were replaced by unsecured senior notes pursuant to three indentures (collectively, the “Senior Notes”). The aggregate principal amount of the Senior Debentures is $85.9 million. The Senior Notes accrue interest at a rate of 1% until the earlier of (a) the completion of an equity offering by the Company or its subsidiaries that results in proceeds of $40 million or more or (b) January 1, 2016. Thereafter, the Senior Notes will accrue interest at a rate of three-month LIBOR plus 3.5% (the “Full Rate”). Interest on the Senior Notes is paid on a quarterly basis and no principal payments are due until the Senior Notes mature on March 30, 2033.

For accounting purposes the Debt Exchange transactions were considered a modification of a debt instrument as opposed to an extinguishment and new debt. Therefore, the principal amount of the debt will be accreted up to the new principal balance of $85.9 million using the effective interest method, using the effective interest method from the current balance of $79.7 million as of December 31, 2011.

The indentures governing the Senior Notes (the “Indentures”) contain certain restrictive covenants (the “Negative Covenants”) subject to certain exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit the Company and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring shares of the Company or its subsidiaries, making payment on debt securities of the Company that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in its subsidiaries or all or substantially all of the assets of its subsidiaries. At any time that the Senior Notes accrue interest at the Full Rate and the Company satisfies certain financial covenants (the “Financial Covenants”), the Negative Covenants will not apply. Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95%. The Financial Covenants are not applicable to the Company as of December 31, 2011 as the Senior Notes are not accruing interest at the Full Rate.

The Company was in compliance with all Negative Covenants as of December 31, 2011.

Junior Subordinated Notes – Prior to March 22, 2011, NFI's wholly-owned subsidiary NovaStar Mortgage, Inc. (“NMI”) had approximately $78.1 million in principal amount of unsecured notes (collectively, the “Notes”) outstanding to NovaStar Capital Trust I and NovaStar Capital Trust II (collectively, the “Trusts”) which secured trust preferred securities issued by the Trusts. $50.0 million of the principal amount had maturity dates in March 2035 and the remaining $28.1 million had maturity dates in June 2036. NFI had guaranteed NMI's obligations under the Notes. The Notes required quarterly distributions of interest to the holders at a rate equal to 1.0% per annum. As discussed above, the Junior Subordinated Notes were exchanged for Senior Notes and the Trusts were dissolved.

Collateralized Debt Obligation Issuance (“CDO”) – As discussed in Note 18, prior to 2010 the Company executed a securitization of mortgage securities in what is commonly called a Collateralized Debt Obligation (“CDO”). The liabilities of the CDO had no value as of December 31, 2011, as the CDO is a non-recourse financing and the associated mortgage securities had no value at December 31, 2011. The liabilities were carried at a fair value of $1.2 million at December 31, 2010, and are included in other current liabilities. There is no recourse to the Company for the obligations of the CDO.

Note 10. Commitments and Contingencies

Commitments – The Company leases office space under various operating lease agreements. Rent expense for 2011 and 2010 aggregated $1.2 million and $1.3 million, respectively. At December 31, 2011, future minimum lease commitments under those leases are as follows (dollars in thousands):

Lease
Obligations
2012	$1,467
2013	1,158
2014	509
2015	387
2016	912
$4,433

The Company has sublease agreements for office space formerly occupied by the Company and received approximately $0.4 million and $0.6 million during the years ended December 31, 2011 and 2010, respectively.

Contingencies – The Company has a contingent obligation related to a Corvisa earn-out agreement based on future net income of up to $1.2 million and $0.6 million as of December 31, 2011 and 2010, respectively, which could be due to the former owners of Corvisa. The increase in the potential obligation is due to the Company's acquisition of the remaining noncontrolling interests of Corvisa during November 2011. See Note 4 to the consolidated financial statements for further details. A liability of $0.9 million and $0.5 million, based on management’s estimate of Corvisa achieving its earnings targets, is included in the other liabilities line item of the consolidated balance sheets as of December 31, 2011 and December 31, 2010, respectively.

The Company also has contingent obligations related to a Mango separation agreement with a former employee of up to $0.3 million as of December 31, 2011. As of December 31, 2011, there was a liability for this contingent obligation of $150.0 thousand in the other current liabilities and $150.0 thousand in the other liabilities line items in the consolidated balance sheets, respectively.

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

Beginning in 1997 and ending in 2007, affiliates of the Company sold loans to securitization trusts and third parties with the potential of such repurchase obligations. The aggregate original principal balance of these loans was $43.1 billion at the time of sale or securitization. The remaining principal balance of these loans is not available as these loans are serviced by third parties and may have been refinanced, sold or liquidated. During 2010 and 2011, the Company has received claims to repurchase loans with original principal balances of approximately $30.8 million. These claims have not been acknowledged as valid by the Company. In some cases, claims were made against affiliates of the Company that have ceased operations and have no or limited assets. The Company has not repurchased any loans in 2010 or 2011.

Historically, repurchases of loans or indemnification of losses where a loan defect has been alleged have been insignificant and any future losses for alleged loan defects have not been deemed to be probable or reasonably estimable; therefore, the Company has recorded no reserves related to these claims. The Company does not use internal groupings for purposes of determining the status of these loans. The Company is unable to develop an estimate of the maximum potential amount of future payments related to repurchase demands because the Company does not have access to information relating to loans sold and securitized and the number or amount of claims deemed probable of assertion is not known nor is it reasonably estimated. Further, the validity of claims received remains questionable. Also, considering that the Company completed its last sale or securitization of loans during 2007, the Company believes that it will be difficult for a claimant to successfully validate any additional repurchase demands. Management does not expect that the potential impact of claims will be material to the Company's financial statements.

Pending Litigation – The Company is a party to various legal proceedings. Except as set forth below, these proceedings are of an ordinary and routine nature, including, but not limited to, breach of contract claims, tort claims, and claims for violations of federal and state consumer protection laws.

Although it is not possible to predict the outcome of any legal proceeding, in the opinion of management, other than the active proceedings described in detail below, proceedings and actions against the Company should not, individually, or in the aggregate, have a material effect on the Company's financial condition, operations and liquidity. Furthermore, due to the uncertainty of any potential loss as a result of pending litigation and due to the Company's belief that an adverse ruling is not probable, the Company has not accrued a loss contingency related to the following matters in its consolidated financial statements. However, a material outcome in one or more of the active proceedings described below could have a material impact on the results of operations in a particular quarter or fiscal year.
On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case included NovaStar Mortgage Funding Corporation (“NMFC”) and its individual directors, several securitization trusts sponsored by the Company ("affiliated defendants") and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. Plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff's claims, which the Court granted on March 31, 2011, with leave to amend. Plaintiff filed a second amended complaint on May 16, 2011, and the Company has again filed a motion to dismiss. Because the litigation is procedurally in an early stage, the Company cannot provide an estimate of the range of any loss. The Company believes that the affiliated defendants have meritorious defenses to the case and expects them to defend the case vigorously.
On December 31, 2009, ITS Financial, LLC (“ITS”) filed a complaint against Advent and the Company alleging a breach of contract by Advent for a contract for services related to tax refund anticipation loans and early season loans. ITS does business as Instant Tax Service. The defendants moved the case to the United States District Court for the Southern District of Ohio. The complaint alleged that the Company worked in tandem and as one entity with Advent in all material respects. The complaint also alleged fraud in the inducement, tortious interference by the Company with the contract, breach of good faith and fair dealing, fraudulent and negligent misrepresentation, and liability of the Company by piercing the corporate veil and joint and several liability. The plaintiff referenced a $3.0 million loan made by the Company to ITS and sought a judgment declaring that this loan be subject to an offset by ITS's damages. On September 29, 2010, the Company and Advent answered the complaint and made a counterclaim against ITS for ITS's failure to repay the loan. On February 21, 2011, the Company amended its counterclaim, asserting additional claims against ITS. On October 21, 2011, the Court granted the Company's motion for partial summary judgment on the loan claim and granted a partial summary judgment in favor of the Company with respect to certain claims and damages alleged by ITS. In December 2011, the parties settled the litigation and the case was dismissed. The Company paid no money to the plaintiff, and the plaintiff agreed to a payment to Company of approximately $3.9 million. Approximately $1.3 million was paid to the Company at the time of the settlement with the remaining balance to be paid in February 2012. In February 2012, the Company agreed to a modification to the settlement; pursuant to the modification $1.5 million was paid at the time of the modification and approximately $1.2 million will be due in February 2013.

On July 9, 2010 and on February 11, 2011, Cambridge Place Investment Management, Inc. filed complaints in the Suffolk, Massachusetts Superior Court against NMFC and numerous other entities seeking damages on account of losses associated with residential mortgage-backed securities purchased by plaintiff's assignors. The complaints allege untrue statements and omissions of material facts relating to loan underwriting and credit enhancement. The complaints also allege a violation of Section 410 of the Massachusetts Uniform Securities Act (Chapter 110A of the Massachusetts General Laws). Defendants removed the cases to the United States District Court for the District of Massachusetts, and plaintiff filed motions to remand the cases back to state court. On August 22, 2011, the federal court remanded these cases back to state court, and on October 14, 2011, the plaintiff filed amended complaints. In December 2011, the Company, together with the other defendants in the litigation, filed a motion to dismiss the complaints alleging that the plaintiff lacked standing. Because this litigation is procedurally in its early stage, the Company cannot provide an estimate of the range of any loss. The Company believes that NMFC has meritorious defenses to these claims and expects that the cases will be defended vigorously.
On June 20, 2011, the National Credit Union Administration Board, as liquidating agent of U.S. Central Federal Credit Union, filed an action against NMFC and numerous other defendants in the United States District Court for the District of Kansas, claiming that the defendants issued or underwrote residential mortgage-backed securities pursuant to allegedly false or misleading registration statements, prospectuses, and/or prospectus supplements. On October 12, 2011, the complaint was served on NMFC. On December 20, 2011, NMFC filed a motion to dismiss the plaintiff's complaint and to strike certain paragraphs of the complaint. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that NMFC has meritorious defenses to the case and expects it to defend the case vigorously.
Note 11. Shareholders’ Deficit

During the second quarter of 2011, we completed the exchange of all outstanding shares of our preferred stock for an aggregate of 80,985,600 shares of newly-issued common stock and $3.0 million in cash. Completion of this exchange eliminated our obligations with respect to outstanding and future preferred dividends and the preferred liquidating preference related to the preferred stock. At the time of the exchange, there were accrued and unpaid dividends of approximately $59.3 million on the preferred stock and the aggregate liquidating preference was $127.3 million. See Note 3 to the consolidated financial statements for further details.

There was 0.9 million shares of nonvested shares issued to the non-employee directors during the year ended December 31, 2011. During the year ended December 31, 2010, there were no shares of common stock issued under the Company’s stock-based compensation plan.

The Company’s Board of Directors has approved the repurchase of up to $9.0 million of the Company’s common stock. No shares were repurchased during 2011 and 2010. The Company has repurchased $8.0 million prior to 2009, leaving approximately $1.0 million of shares that may yet be purchased under the repurchase plan. Under Maryland law, shares repurchased under the repurchase plan are to be returned to the Company’s authorized but unissued shares of common stock. Common stock purchased under the repurchase plan is charged against additional paid-in capital.

Note 12. Comprehensive Income

Comprehensive income includes revenues, expenses, gains and losses that are not included in net income. The following is a schedule of other comprehensive income for the years ended December 31, 2011 and 2010 (dollars in thousands):

	For the Year Ended December 31,
	2011	2010
Net income	$7,272	$985,654
Other comprehensive loss:
Change in unrealized loss on mortgage securities – available-for-sale	(1,144)	(700)
Other comprehensive loss	(1,144)	(700)
Total comprehensive income	6,128	984,954
Comprehensive loss attributable to noncontrolling interests	(491)	(1,048)
Total comprehensive income attributable to NovaStar Financial, Inc.	$5,637	$983,906

Accumulated other comprehensive income was comprised of unrealized gains relating to the mortgage securities – available-for-sale as of December 31, 2011 and 2010.

Note 13. Fair Value Accounting

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

Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1 – Valuations based on quoted prices in active markets for identical assets and liabilities.

•	Level 2 – Valuations based on observable inputs in active markets for similar assets and liabilities, other than Level 1 prices, such as quoted interest or currency exchange rates.

•	Level 3 – Valuations based on significant unobservable inputs that are supported by little or no market activity, such as discounted cash flow methodologies based on internal cash flow forecasts.
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

The following tables present for each of the fair value hierarchy levels, the Company’s assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2011 and 2010 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at December 31, 2011 (A)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (A)
Assets:
Mortgage securities – available-for-sale	$3,878	$—	$—	$3,878
Total assets	$3,878	$—	$—	$3,878

Liabilities:
Contingent consideration (B)	$1,154	$—	$—	$1,154
Total liabilities	$1,154	$—	$—	$1,154

(A) The Company's mortgage securities – trading and asset-backed bonds secured by mortgage securities were valued at zero as of December 31, 2011.
(B) The contingent consideration represents the estimated fair value of the additional potential amounts payable in connection with our acquisitions of Mango and Corvisa, $0.3 million and $0.9 million, respectively.

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage securities – trading	$1,198	$—	$—	$1,198
Mortgage securities – available-for-sale	4,580	—	—	4,580
Total assets	$5,778	$—	$—	$5,778

Liabilities:
Asset-backed bonds secured by mortgage securities	$1,198	$—	$—	$1,198
Contingent consideration (A)	450	—	—	450
Total liabilities	$1,648	$—	$—	$1,648

(A) The contingent consideration represents the estimated fair value of the additional potential earn-out opportunity payable in connection with our acquisition of Corvisa that is contingent and based upon certain future earnings targets.

The following tables provide a reconciliation of the beginning and ending balances for the Company's mortgage securities – trading which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010, respectively (dollars in thousands):

	For the Year Ended December 31,
	2011	2010
Balance, beginning of period	$1,198	$1,087
Increases (decreases) to mortgage securities – trading:
Accretion of income	973	1,766
Proceeds from paydowns of securities	(761)	(1,497)
Mark-to-market value adjustment	(1,410)	(158)
Net (decrease) increase to mortgage securities – trading	(1,198)	111
Balance, end of period	$—	$1,198

The following tables provide a reconciliation of the beginning and ending balances for the Company's mortgage securities – available-for-sale which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010 (dollars in thousands):

	For the Year Ended December 31,
	2011	2010
Balance, beginning of period	$4,580	$6,903
Increases (decreases) to mortgage securities – available-for-sale:
Accretion of income (A)	1,716	2,235
Proceeds from paydowns of securities (A) (B)	(1,274)	(3,858)
Mark-to-market value adjustment	(1,144)	(700)
Net decrease to mortgage securities – available-for-sale	(702)	(2,323)
Balance, end of period	$3,878	$4,580

(A) Cash received on mortgage securities with no cost basis was $7.6 million and $7.5 million for the years ended December 31, 2011 and 2010, respectively.

The following table presents information on mortgage securities – available-for-sale held by the Company as of December 31, 2011 arising from the Company's residential mortgage-related securitization transactions. The pre-tax sensitivities of the current fair value of the retained interests to immediate 10% and 25% adverse changes in assumptions and parameters are also shown (dollars in thousands):

Carrying amount/fair value of residual interests	$3,878
Weighted average life (in years)	2.00
Weighted average prepayment speed assumption (CPR) (percent)	17.5
Fair value after a 10% increase in prepayment speed	$3,804
Fair value after a 25% increase in prepayment speed	$3,689
Weighted average expected annual credit losses (percent of current collateral balance)	5.5
Fair value after a 10% increase in annual credit losses	$3,786
Fair value after a 25% increase in annual credit losses	$3,734
Weighted average residual cash flows discount rate (percent)	25.0%
Fair value after a 500 basis point increase in discount rate	$3,720
Fair value after a 1000 basis point increase in discount rate	$3,571
Market interest rates:
Fair value after a 100 basis point increase in market rates	$2,558
Fair value after a 200 basis point increase in market rates	$1,408

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

The following table provides a reconciliation of the beginning and ending balances for the Company's contingent consideration liability which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010 (dollars in thousands):

	For the Year Ended December 31,
	2011	2010
Balance, beginning of period	$450	$—
Acquisition of Corvisa	—	450
Fair value adjustment	(150)	—
Acquisition of Corvisa noncontrolling interest (A)	554	—
Acquisition of Mango	300	—
Balance, end of period	$1,154	$450

(A) As part of the Corvisa noncontrolling interest acquisition, the previous contingent consideration payable of $0.3 million was canceled, the new contingent consideration payable amount was estimated at $0.9 million.

The following table provides a summary of the impact to earnings for the years ended December 31, 2011 and 2010 from the Company's assets and liabilities which are measured at fair value on a recurring and nonrecurring basis (dollars in thousands):

	Fair Value	Fair Value Adjustments For the
	Measurement	Year Ended December 31,		Statement of Operations
Asset or Liability Measured at Fair Value	Frequency	2011	2010	Line Item Impacted
Mortgage securities – trading	Recurring	$(1,410)	$(158)	Other income (expense)
Real estate owned (A)	Nonrecurring	—	(178)	Provision for credit losses
Derivative instruments, net (A)	Recurring	—	157	Other income (expense)
Contingent consideration (B)	Recurring	150	—	Other income (expense)
Asset-backed bonds secured by mortgage securities	Recurring	1,198	1,226	Other income (expense)
Total fair value gains (C)		$(62)	$1,047

(A)	The Company did not hold any real estate owned or derivative instruments as of December 31, 2011 or December 31, 2010.
(B) The contingent consideration represents the change in the estimated fair value of the additional potential amounts payable in connection with our acquisitions of Corvisa and Mango.

(C)	The Company did not have any impairments relating to mortgage securities – available-for-sale for the years ended December 31, 2011 and 2010.

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

Mortgage securities – available-for-sale. Mortgage securities classified as available-for-sale are reported at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income. To the extent that the cost basis of mortgage securities exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. The specific identification method is used in computing realized gains or losses. The Company uses the discount rate methodology for determining the fair value of its residual securities. The fair value of the residual securities is estimated based on the present value of future expected cash flows to be received. Management's best estimate of key assumptions, including credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved, are used in estimating future cash flows.

Contingent consideration. The fair value of the Mango contingent consideration was estimated using a probability analysis of compliance with the separation agreement and a discount rate was applied to the projected earn-out payments that approximated the weighted average cost of capital. The key input was management's estimation of probability that the employee will comply with the agreement. The Company estimated the fair value of the Corvisa contingent consideration using projected revenue over the earn-out period, and applied a discount rate to the projected earn-out payments that approximated the weighted average cost of capital. The key inputs for the projected revenue analysis were the number of units completed and the average amount of revenue per unit.

Asset-backed bonds secured by mortgage securities. See discussion under “Fair Value Option for Financial Assets and Financial Liabilities.”

Fair Value Option for Financial Assets and Financial Liabilities

The Company elected the fair value option for asset-backed bonds issued from the CDO to help reduce earnings volatility which otherwise would arise if the accounting method for this debt was not matched with the fair value accounting for the related mortgage securities. The asset-backed bonds which are being carried at fair value are included in the “Other current liabilities” line item on the consolidated balance sheets, the asset-backed bonds had no value as of December 31, 2011 and an estimated fair value of $1.2 million as of December 31, 2010. The Company recognized fair value adjustments of $1.2 million and $1.2 million for the years ended December 31, 2011 and 2010, respectively, which is included in the “Other expenses” line item on the consolidated statements of operations. Substantially all of the change in fair value of the asset-backed bonds during the years ended December 31, 2011 and 2010 is considered to be related to specific credit risk as all of the bonds are floating rate.

The following table shows the difference between the unpaid principal balance and the fair value of the asset-backed bonds secured by mortgage securities for which the Company has elected fair value accounting as of December 31, 2011 and 2010 (dollars in thousands):

Unpaid Principal Balance as of	Unpaid Principal Balance	Year to Date Gain Recognized	Fair Value
December 31, 2011	$325,375	$2,069	$—
December 31, 2010	324,662	1,226	1,198

The following disclosure of the estimated fair value of financial instruments presents amounts that have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies could have a material impact on the estimated fair value amounts. The fair value of short-term financial assets and liabilities, such as cash, service fees receivable, notes receivable, and accounts payable and accrued expenses are not included in the following table as their fair value approximates their carrying value.

The estimated fair values of the Company’s financial instruments are as follows as of December 31, 2011 and 2010 (dollars in thousands):

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Restricted cash	2,912	2,836	1,413	1,341
Mortgage securities – trading	—	—	1,198	1,198
Mortgage securities – available-for-sale	3,878	3,878	4,580	4,580
Financial liabilities:
Borrowings:
Asset-backed bonds secured by mortgage securities	—	—	1,198	1,198
Junior subordinated notes	—	—	78,086	17,988
Senior notes	79,654	10,273	—	—

Restricted Cash – The fair value of restricted cash was estimated by discounting estimated future release of the cash from restriction.

Mortgage securities – trading - See Valuation Methods section above for fair value method utilized.

Mortgage securities – available-for-sale - See Valuation Methods section above for fair value method utilized.

Asset-backed bonds secured by mortgage securities – See Valuation Methods section above for fair value method utilized.

Senior notes and Junior subordinated notes – The fair value is estimated by discounting future projected cash flows using a discount rate commensurate with the risks involved. As of December 31, 2011, the value of the Senior Notes was calculated assuming that the Company would be required to pay interest at a rate of 1.0% per annum until January 2016, at which time the Company would be required to start paying the Full Rate of three-month LIBOR plus 3.5% until maturity in March 2033. The three-month LIBOR used in the analysis was projected using a forward interest rate curve. As of December 31, 2010, the value of the Junior Notes was calculated assuming that the Company would be required to pay interest at the Full Rate of three-month LIBOR plus 3.5% until maturity in March 2035 and June 2036. The large discrepancy between the estimated fair value of the Senior Notes and the Junior Notes was mainly attributable to the assumption that the Company would be paying 1.0% per annum on the Senior Notes until January 2016 compared to the Full Rate for the entire term on the Junior Notes. The overall forward interest rate curve also decreased as of December 31, 2011 to the forward interest rate curve used as of December 31, 2010 causing the estimated interest payments at the Full Rate to be less even with a higher principal balance. See Note 9 to the consolidated financial statements for further details of the Junior Notes and Senior Notes.

Note 14. Segment Reporting

The Company reviews, manages and operates its business in three segments: corporate, appraisal management and financial intermediary. Corporate operating results include mortgage securities retained from securitizations, corporate general and administrative expenses, and income generated from Mango as they were not significant. Appraisal management operations include the service fee income and related expenses from the Company's majority-owned direct subsidiary, StreetLinks, and its wholly-owned indirect subsidiary, Corvisa. The financial intermediary segment consists of the financial settlement service fee income and related expenses from Advent. This segment had significant operations during the year ended December 31, 2011, and therefore is now managed as its own segment. Operations of Advent had been included in the Corporate segment information in the same period in 2010 as it was in its start-up phase and its operating activities were not significant. The Securitization trusts segment is no longer its own segment due to the derecognition of the securitization trusts which occurred in January 2010. See Note 18 to the condensed consolidated financial statements for further details. Management evaluates segment performance based upon income before income tax benefit, which is prior to the allocation of losses attributable to the noncontrolling interests.

The following is a summary of the operating results of the Company’s segments as of and for the years ended December 31, 2011 and 2010 (dollars in thousands):

	Corporate	Appraisal Management	Financial Intermediary	Eliminations	Total
For the Year Ended December 31, 2011
Service fee income	$624	$119,387	$6,739	$—	$126,750
Interest income	10,959	—	—	(624)	10,335
Interest expense	2,471	8	616	(624)	2,471
Depreciation and amortization expense (A)	195	1,732	64	—	1,991
Income (loss) before income tax benefit	42	6,394	(938)	—	5,498
Additions to long-lived assets (B)	3,080	1,860	275	—	5,215

As of December 31, 2011
Total assets (B) (C)	$34,657	$17,197	$2,261	$(9,514)	$44,601

(A) Amounts are included in the cost of services and selling, general and administrative expense line item of the consolidated statements of operations.

(B)	Corporate segment includes goodwill of $2.2 million which relates to Mango.

(C)	Appraisal management segment includes goodwill of $3.2 million which relates to StreetLinks.

As of December 31, 2010, the Company reviewed, managed and operated its business in three segments: securitization trusts, corporate and appraisal management. Securitization trusts' operating results are driven from the income generated on the on-balance sheet securitizations less associated costs.

	Corporate	Appraisal Management	Securitization Trusts	Eliminations	Total
For the Year Ended December 31, 2010
Service fee income	$—	$75,168	$—	$—	$75,168
Interest income	9,816	—	12,369	167	22,352
Interest expense	1,073	—	—	—	1,073
Depreciation and amortization expense (A)	268	669	—	—	937
(Loss) income before income tax benefit	(1,570)	3,833	982,284	(249)	984,298
Additions to long-lived assets (B)	278	6,854	—	—	7,132

As of December 31, 2010
Total assets (B)	$30,144	$13,781	$1,497	$(7,561)	$37,861

(A) Amounts are included in the cost of services and selling, general and administrative expense line item of the consolidated statements of operations.

(B)	Appraisal management segment includes goodwill of $3.2 million which relates to StreetLinks.

Revenues from one customer of the appraisal management segment, approximately $17.1 million and $10.6 million, were in excess of 10% of total consolidated revenues for the years ended December 31, 2011 and 2010, respectively.

Note 15. Earnings Per Share

For the year ended December 31, 2011, earnings per share was calculated using the treasury method which included the Series D Preferred Stock assumed to be converted to 1,875,000 shares of Common Stock that shared in distributions with common shareholders on a 1:1 basis through the date of the Recapitalization. See Note 3 to the condensed consolidated financial statements for further details. The weighted average common shares outstanding for the year ended December 31, 2011 also include the effect of the newly-issued Common Stock issued in the Recapitalization.

Prior to the June 2011 Recapitalization, the Series D Preferred Stock were considered participating securities and therefore the earnings per share information below is calculated under the two-class method for the year ended December 31, 2010. In determining the number of diluted shares outstanding, the relevant guidance requires disclosure of the more dilutive earnings per share result between the if-converted method calculation and the two-class method calculation. For the year ended December 31, 2010, the two-class method calculation was more dilutive; therefore, the earnings per share information below is presented following the two-class method which includes convertible participating preferred stock assumed to be converted to 1,875,000 shares of common stock that share in distributions with common shareholders on a 1:1 basis.

The computations of basic and diluted earnings per share for the years ended December 31, 2011 and 2010 (dollars in thousands, except share and per share amounts) are as follows:

	For the Year Ended December 31,
	2011	2010
Numerator:
Net income	$7,272	$985,654
Less loss attributable to noncontrolling interests	(491)	(1,048)
Dividends on preferred shares	(8,428)	(16,499)
Net effect of preferred stock exchange (A)	95,460	—
Allocation of undistributed income to convertible participating preferred stock	—	(162,246)
Net income available to common shareholders	$94,795	$807,957

Denominator:
Weighted average common shares outstanding - basic	52,132,669	9,337,207

Weighted average common shares outstanding - dilutive:
Weighted average common shares outstanding - basic	52,132,669	9,337,207
Nonvested shares	159,653	—
Weighted average common shares outstanding - dilutive	52,292,322	9,337,207

Basic earnings per share:
Net income	$0.14	$105.56
Less loss attributable to noncontrolling interests	(0.01)	(0.11)
Dividends on preferred shares	(0.16)	(1.77)
Net effect of preferred stock exchange (A)	1.83	—
Allocation of undistributed income to convertible participating preferred stock	—	(17.37)
Net income available to common shareholders	$1.82	$86.53

Diluted earnings per share:
Net income	$0.14	$105.56
Less loss attributable to noncontrolling interests	(0.01)	(0.11)
Dividends on preferred shares	(0.16)	(1.77)
Net effect of preferred stock exchange (A)	1.82	—
Allocation of undistributed income to convertible participating preferred stock	—	(17.37)
Net income available to common shareholders	$1.81	$86.53

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

	For the Year Ended December 31,
	2011	2010
Number of stock options	677	282
Weighted average exercise price of stock options	$8.38	$21.91

The Company granted 0.4 million options to purchase shares of Common Stock at an exercise price of $0.51, of which the weighted average outstanding amount is included in the table above. The Company also granted 0.9 million nonvested shares to its non-employee directors on August 9, 2011, approximately 0.7 million of which were not included in the earnings per share as they were anti-dilutive for the year ended December 31, 2011. The Company had 27,354 and 30,846 of additional nonvested shares outstanding as of December 31, 2011 and December 31, 2010, respectively which have original cliff vesting schedules ranging between five and ten years. The nonvested shares for each period were not included in the earnings per share because they were anti-dilutive.

Note 16. Income Taxes

The components of income tax benefit for the years ended December 31, 2011 and 2010 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2011	2010
Current:
Federal	$(1,519)	$(1,038)
State and local	(255)	(318)
Total income tax benefit	$(1,774)	$(1,356)

The Company recorded a receivable for the overpayment of previously paid income taxes of $2.3 million during 2011 which is reflected in the amounts above. A substantial portion of the receivable was collected subsequent to 2011. There was an accrued interest receivable of $0.1 million as of December 31, 2011.

A reconciliation of the expected federal income tax expense using the federal statutory tax rate of 35% to the Company’s actual income tax benefit and resulting effective tax rate for the years ended December 31, 2011 and 2010 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2011	2010
Income tax at statutory rate	$2,068	$344,871
State income taxes, net of federal tax benefit	179	14,734
Valuation allowance	(8,524)	(382,565)
Change in state tax rate	—	10,583
Adjustment to deferred tax asset	3,161	4,271
Recapitalization cost	774	—
Derecognition of securitized trust	—	8,409
Uncertain tax positions	558	380
Other	10	(2,039)
Total income tax benefit	$(1,774)	$(1,356)

The 2010 income tax benefit shown above, does not reflect the ($2.0 million) income tax benefit recorded as part of the “Gain on Deconsolidation of Securitization Trusts.” The gain relates to the removal of the income tax payable and uncertain tax position related to the securitization trusts that were derecognized during the year.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2011 and 2010 were as follows (dollars in thousands):

	December 31, 2011	December 31, 2010
Deferred tax assets:
Basis difference – investments	$157,256	$162,675
Federal net operating loss carryforwards	114,329	113,527
Allowance for loan losses	—	440
State net operating loss carryforwards	12,185	15,055
Other	2,641	3,048
Gross deferred tax asset	286,411	294,745
Valuation allowance	(284,491)	(292,528)
Deferred tax asset	1,920	2,217
Deferred tax liabilities:
Other	1,920	2,217
Deferred tax liability	1,920	2,217
Net deferred tax asset	$—	$—

Based on the evidence available as of December 31, 2011 and 2010, the Company believes that it is not more likely than not that the Company will realize its net deferred tax assets. Based on this conclusion, the Company had a valuation allowance of $284.5 million for deferred tax assets as of December 31, 2011 compared to $292.5 million as of December 31, 2010.

As of December 31, 2011, the Company had a federal net operating loss of approximately $326.8 million. The federal net operating loss may be carried forward to offset future taxable income, subject to applicable provisions of the Code. If not used, this net operating loss will expire in years 2025 through 2031. The Company has state net operating loss carryovers arising from both combined and separate filings from as early as 2004. The state net operating loss carryovers may expire as early as 2012 and as late as 2031.

The activity in the accrued liability for unrecognized tax benefits for the years ended December 31, 2011 and 2010 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2011	2010
Beginning balance	$966	$906
Gross increases – tax positions in current period	615	470
Lapse of statute of limitations	(88)	(143)
Other	—	(267)
Ending balance	$1,493	$966

As of December 31, 2011 and 2010, the total gross amount of unrecognized tax benefits was $1.5 million and $1.0 million, respectively, which also represents the total amount of unrecognized tax benefits that would impact the effective tax rate. The Company anticipates a reduction of unrecognized tax benefits in the amount of $0.4 million due the lapse of statute of limitations in the next twelve months. The Company does not expect any other significant change in the liability for unrecognized tax benefits in the next twelve months.

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. The benefit for interest and penalties recorded in income tax expense was $0.2 million and $0.1 million for the years ended December 31, 2011 and 2010, respectively. There was accrued interest and penalties of $0.1 million as of December 31, 2011. Accrued interest and penalties payable were $0.1 million as of December 31, 2010.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. Tax years 2007 to 2011 remain open to examination for U.S. federal income tax. Tax years 2006 to 2011 remain open for major state tax jurisdictions.

Note 17. Employee Benefit Plans

Eligible employees may save for retirement through pretax contributions in defined contribution plans offered by the Company. Employees of the Company may contribute up to the statutory limit. The Company may elect to match a certain percentage of participants’ contributions. No contributions were made to the plans for the years ended December 31, 2011 and 2010. The Company may also elect to make a discretionary contribution, which is allocated to participants based on each participant’s compensation. There were no contributions made to the plans during the years ended December 31, 2011 and 2010.

The Company maintains a stock compensation plan. The aggregate value and expense associated with the grants under the plan is not material to the Company's consolidated statements.

Note 18. Securitization Transactions

Prior to 2010, the Company securitized mortgage loans. For three of the securitizations (NHEL 2006-1, NHEL 2006-MTA1 and NHEL 2007-1), the transactions were structured legally as sales, but for accounting purposes were treated as financings. Accordingly, the loans in these securitizations remained as assets and securitization bond financing were reflected as a liabilities. The Company recorded interest income on loans held-in-portfolio and interest expense on the bonds issued in the securitizations. During the first quarter of 2010, certain events occurred that required the Company to reconsider the accounting for these consolidated loan trusts.

During January of 2010, the Company attempted to sell the mezzanine-level bonds the Company owns from the NHEL 2006-1 and NHEL 2006-MTA1 securitization trusts and the final derivative of the NHEL 2007-1 loan securitization trust expired. These events prompted a reconsideration of the Company's consolidation conclusion. As all requirements for derecognition had been met under applicable accounting guidelines, the Company derecognized the assets and liabilities of the three consolidated securitizations as of January 25, 2010. Upon derecognition, all assets, liabilities and accumulated deficits were removed from our consolidated financial statements. A gain of $993.1 million was recognized upon derecognition, representing the net accumulated deficits in these trusts.

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

In other mortgage loan securitizations executed by the Company, transactions were structured as a sale legally and for accounting purposes. At the time of securitization, the loans in these securitizations were removed from the Company's balance sheet. However, the Company retained the residual interest securities issued by the securitization trust. These retained interests were classified as Mortgage Securities, which are described more fully in Note 5 to the consolidated financial statements.

The following table relates to the securitizations where the Company retained an interest in the assets issued by the securitization trust, a variable interest entity or VIE (dollars in thousands):

	Size/Principal Outstanding (A)	Assets on Balance Sheet (B)	Liabilities on Balance Sheet	Maximum Exposure to Loss(C)	Year to Date Loss on Sale	Year to Date Cash Flows
December 31, 2011	$6,265,564	$3,878	$—	$3,878	$—	$8,920
December 31, 2010	7,189,121	4,580	—	4,580	—	11,362

(A)	Size/Principal Outstanding reflects the estimated principal of the underlying assets held by the VIE.

(B)	Assets on balance sheet are securities issued by the entity and are recorded in Mortgage securities.

(C)	The maximum exposure to loss includes the assets held by the Company. The maximum exposure to loss assumes a total loss on the referenced assets held by the VIE.

Prior to 2010, the Company executed a securitization of mortgage securities in what is commonly called a Collateralized Debt Obligation (“CDO”). The Company serves as the CDO's asset manager. The collateral for the CDO consisted of subordinated mortgage securities and included securities retained by the Company in its loan securitizations and purchased from third parties. This securitization was structured legally as a sale, but for accounting purposes was accounted for as a financing. Accordingly, the CDO assets (securities) and securitization bond financing were included in the Company's consolidated balance sheet. During the year ended December 31, 2011, the fair value of the assets and liabilities were reduced to a value of zero. As of December 31, 2010, the fair value of the assets and liabilities were valued at $1.2 million.
Note 19. Subsequent Events

On March 8, 2012, Steve Haslam, the Chief Executive Officer of StreetLinks, was appointed the Chief Operating Officer of the Company. As part of the transition of Mr. Haslam to his new position with the Company, and pursuant to the exercise of his rights under his employment agreement with StreetLinks, he sold all of his 1,927 membership units of StreetLinks to the Company pursuant to a Membership Interest Purchase Agreement, dated March 8, 2012, by and between Mr. Haslam and the Company (the “Unit Purchase Agreement”). The 1,927 membership units of StreetLinks represent approximately 5% of the outstanding StreetLinks membership units. The total purchase price under the Unit Purchase Agreement is $6.1 million, which is payable to Mr. Haslam as follows: $0.5 million on March 8, 2012, $0.5 million on June 30, 2012, $0.3 million on the last day of each quarter thereafter until March 8, 2016, on which date the unpaid principal balance of $1.6 million is to be paid, plus interest on the unpaid balance at the rate of four percent per annum, compounded quarterly.

REPORT OF INDEPENDENT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
NovaStar Financial, Inc.
Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of NovaStar Financial, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' deficit and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NovaStar Financial, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
March 15, 2012

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has excluded from the scope of its assessment of internal control over financial reporting the operations and related assets of Mango, which the Company acquired on October 17, 2011. As of and for the year ended December 31, 2011, the amounts subject to the internal control over financial reporting arising from this acquisition represented 9.8% of our consolidated total assets, (7.0%) of our consolidated net assets, 0.5% of our consolidated total revenue, and (2.9%) of our consolidated net income. Based on that evaluation and its assessment, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to Items 401, 405 and 407(d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the information included in our Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information with respect to Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated by reference to the information included in our Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to Items 403 of Regulation S-K is incorporated by reference to the information included in our Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to Item 404 and 407(a) of Regulation S-K is incorporated by reference to the information included in our Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Information with respect to Item 9(e) of Schedule 14A is incorporated by reference to the information included in our Proxy Statement for the 2012 Annual Meeting of Shareholders.

Part IV

Item 15. Exhibits and Financial Statements Schedules

Financial Statements and Schedules

(1)	The financial statements as set forth under Item 8 of this report on Form 10-K are included herein.

(2)	The required financial statement schedules are omitted because the information is disclosed elsewhere herein.

Exhibit Listing

Exhibit No.	Description of Document
3.1 (1)	Articles of Amendment and Restatement of NovaStar Financial, Inc.
3.1.1 (2)	Articles Supplementary of Series F Participating Stock of NovaStar Financial, Inc.
3.2 (3)	Amended and Restated Bylaws of the Registrant, adopted July 27, 2005
3.2.1 (4)	Amendment to the Amended and Restated Bylaws of the Registrant
4.1 (5)	Specimen Common Stock Certificate
4.2 (6)	Specimen Preferred Stock Certificate
4.3 (7)	Registration Rights Agreement, dated March 15, 2011, between the Company and W. Lance Anderson
4.4 (8)
Registration Rights Agreement, dated June 23, 2011, among NovaStar Financial, Inc., Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC, JCP Partners IV LLC and Massachusetts Mutual Life Insurance Company

4.5 (9)
Rights Agreement, dated as of September 15, 2011, by and between NovaStar Financial, Inc. and Computershare Trust Company, N.A., as rights agent, incorporated by reference to Exhibit 4.1 of the Company's Form 8-A filed with the SEC on September 21, 2011.

10.1 (10)	Employment Agreement, dated as of January 7, 2008, by and between NovaStar Financial, Inc. and Rodney E. Schwatken.
10.2 (11)	Form of Indemnification Agreement for Officers and Directors of NovaStar Financial, Inc. and its Subsidiaries
10.3 (12)	NovaStar Financial Inc. 2004 Incentive Stock Plan
10.4 (13)	Amendment One to the NovaStar Financial, Inc. 2004 Incentive Stock Option Plan
10.5 (14)	Stock Option Agreement under NovaStar Financial, Inc. 2004 Incentive Stock Plan
10.6 (15)	Restricted Stock Agreement under NovaStar Financial, Inc. 2004 Incentive Stock Plan

(1) Incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Registrant with the SEC on June 29, 2011 (File No. 001-13533).
(2) Incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Registrant with the SEC on September 21, 2011 (File No. 001-13533).
(3) Incorporated by reference to Exhibit 3.3.1 to Form 10-Q filed by the Registrant with the SEC on August 5, 2005 (File No. 001-13533).
(4) Incorporated by reference to Exhibit 3.2.1 to Form 8-K filed by the Registrant with the SEC on March 16, 2009 (File No. 001-13533).
(5) Incorporated by reference to Exhibit 4.1 to Form 10-Q filed by the Registrant with the SEC on August 5, 2005 (File No. 001-13533).
(6) Incorporated by reference to Exhibit 4.3 to Form 8-A/A filed by the Registrant with the SEC on January 20, 2004 (File No. 001-13533).
(7) Incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Registrant with the SEC on March 21, 2011 (File No. 001-13533).
(8) Incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Registrant with the SEC on June 29, 2011 (File No. 001-13533).
(9) Incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Registrant with the SEC on September 21, 2011 (File No. 001-13533).
(10) Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed by the Registrant with the SEC on January 10, 2008 (File No. 001-13533).
(11) Incorporated by reference to Exhibit 10.10 to Form 8-K filed by the Registrant with the SEC on November 16, 2005 (File No. 001-13533).
(12) Incorporated by reference to Exhibit 10.15 to Form S-8 filed by the Registrant with the SEC on June 30, 2004 (Registration No. 333-116998).
(13) Incorporated by reference to Exhibit 10.46 to Form 10-Q filed by the Registrant with the SEC on May 10, 2007 (File No. 001-13533).
(14) Incorporated by reference to Exhibit 10.25.1 to Form 8-K filed by the Registrant with the SEC on February 4, 2005 (File No. 001-13533).
(15) Incorporated by reference to Exhibit 10.25.2 to Form 8-K filed by the Registrant with the SEC on February 4, 2005 (File No. 001-13533).

Exhibit No.	Description of Document
10.7 (16)	Performance Contingent Deferred Stock Award Agreement under NovaStar Financial, Inc. 2004 Incentive Stock Plan
10.8 (17)	NovaStar Financial, Inc. Executive Bonus Plan
10.9 (18)	2005 Compensation Plan for Independent Directors (effective through August 8, 2011)
10.10 (19)	NovaStar Financial, Inc. Long Term Incentive Plan
10.11 (20)
Securities Purchase Agreement, dated July 16, 2007, by and among NovaStar Financial, Inc., Massachusetts Mutual Life Insurance Company, Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC

10.12 (21)
Standby Purchase Agreement, dated July 16, 2007, by and among NovaStar Financial, Inc., Massachusetts Mutual Life Insurance Company, Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC

10.13 (22)
Registration Rights and Shareholders Agreement, dated July 16, 2007, by and among NovaStar Financial, Inc., Massachusetts Mutual Life Insurance Company, Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC

10.14 (23)
Letter Agreement, dated July 16, 2007, by and among NovaStar Financial, Inc., Massachusetts Mutual Life Insurance Company, Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC, and Scott Hartman

10.15 (24)
Letter Agreement, dated July 16, 2007, by and among NovaStar Financial, Inc., Massachusetts Mutual Life Insurance Company, Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC, and Lance Anderson

10.16 (25)
Letter Agreement, dated July 16, 2007, by and among NovaStar Financial, Inc., Massachusetts Mutual Life Insurance Company, Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC, and Mike Bamburg

10.17 (26)
Confidential Settlement Term Sheet Agreement, dated March 17, 2008, between American Interbanc Mortgage LLC, NovaStar Financial, Inc., NovaStar Mortgage, Inc., NFI Holding Corp., and NovaStar Home Mortgage, Inc. (Complete Agreement Filed Due to Expiration of Confidential Treatment Request)

10.18 (27)
Amended and Restated Trust Agreement, dated as of February 18, 2009, by and among, NovaStar Mortgage, Inc., The Bank of New York Mellon Trust Company, National Association, BNY Mellon Trust of Delaware and certain administrative trustees (including the form of Preferred Securities Certificate) (I/B)

10.19 (28)	Junior Subordinated Indenture, dated as of February 18, 2009, between NovaStar Mortgage, Inc. and The Bank of New York Mellon Trust Company, National Association (I/B)
10.20 (29)	Parent Guarantee Agreement, dated as of February 18, 2009, between NovaStar Financial, Inc. and The Bank of New York Mellon Trust Company, National Association (I/B)
10.21 (30)
Amended and Restated Trust Agreement, dated as of February 18, 2009, by and among, NovaStar Mortgage, Inc., The Bank of New York Mellon Trust Company, National Association, BNY Mellon Trust of Delaware and certain administrative trustees (including the form of Preferred Securities Certificate) (II/B)

10.22 (31)	Junior Subordinated Indenture, dated as of February 18, 2009, between NovaStar Mortgage, Inc. and The Bank of New York Mellon Trust Company, National Association (II/B)
10.23 (32)	Parent Guarantee Agreement, dated as of February 18, 2009, between NovaStar Financial, Inc. and The Bank of New York Mellon Trust Company, National Association (II/B)
10.24 (33)	Securities Purchase Agreement, dated as of April 26, 2009, by and among NovaStar Financial, Inc., Advent Financial Services, LLC and Mark A. Ernst

(16) Incorporated by reference to Exhibit 10.25.3 to Form 8-K filed by the Registrant with the SEC on February 4, 2005 (File No. 001-13533).
(17) Incorporated by reference to Exhibit 10.26 to Form 8-K filed by the Registrant with the SEC on March 15, 2007 (File No. 001-13533).
(18) Incorporated by reference to Exhibit 10.30 to Form 8-K filed by the Registrant with the SEC on February 11, 2005 (File No. 001-13533).
(19) Incorporated by reference to Exhibit 10.34 to Form 8-K filed by the Registrant with the SEC on February 14, 2006 (File No. 001-13533).
(20) Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on July 20, 2007 (File No. 001-13533).
(21) Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on July 20, 2007 (File No. 001-13533).
(22) Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the SEC on July 20, 2007 (File No. 001-13533).
(23) Incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Registrant with the SEC on July 20, 2007 (File No. 001-13533).
(24) Incorporated by reference to Exhibit 10.5 to Form 8-K filed by the Registrant with the SEC on July 20, 2007 (File No. 001-13533).
(25) Incorporated by reference to Exhibit 10.6 to Form 8-K filed by the Registrant with the SEC on July 20, 2007 (File No. 001-13533).
(26) Incorporated by reference to Exhibit 10.55 to Form 10-Q filed by the Registrant with the SEC on April 27, 2009 (File No. 001-13533).
(27) Incorporated by reference to Exhibit 10.56 to Form 8-K filed by the Registrant with the SEC on February 24, 2009 (File No. 001-13533).
(28) Incorporated by reference to Exhibit 10.57 to Form 8-K filed by the Registrant with the SEC on February 24, 2009 (File No. 001-13533).
(29) Incorporated by reference to Exhibit 10.58 to Form 8-K filed by the Registrant with the SEC on February 24, 2009 (File No. 001-13533).
(30) Incorporated by reference to Exhibit 10.59 to Form 8-K filed by the Registrant with the SEC on February 24, 2009 (File No. 001-13533).
(31) Incorporated by reference to Exhibit 10.60 to Form 8-K filed by the Registrant with the SEC on February 24, 2009 (File No. 001-13533).
(32) Incorporated by reference to Exhibit 10.61 to Form 8-K filed by the Registrant with the SEC on February 24, 2009 (File No. 001-13533).
(33) Incorporated by reference to Exhibit 10.62 to Form 8-K filed by the Registrant with the SEC on April 30, 2009 (File No. 001-13533).

Exhibit No.	Description of Document
10.25 (34)	Release and Settlement Agreement dated as of June 30, 2009 by and between NovaStar Financial, Inc. and EHMD, LLC, EHD Holdings, LLC and EHD Properties, LLC
10.26 (35)	Voting agreement, dated December 10, 2010, between the Company and Howard M. Amster and Barry A. Igdaloff
10.27 (36)	Exchange Agreement, dated December 10, 2010, between the Company and the holders of the Company's 9.0% Series D1 Mandatory Convertible Preferred Stock, par value $0.01 per share
10.28 (37)	Stock Option Agreement, dated March 15, 2011, between the Company and W. Lance Anderson
10.29 (38)	Exchange Agreement, dated as of March 22, 2011, by and among NovaStar Financial, Inc., NovaStar Capital Trust I/B, NovaStar Capital Trust II/B, Taberna Preferred Funding I, Ltd. and Kodiak CDO I, Ltd.
10.30 (39)
First Amendment to The Second Amended and Restated Trust Agreement, dated as of March 22, 2011, by and among NovaStar Mortgage, Inc., The Bank of New York Mellon Trust Company, National Association, BNY Mellon Trust of Delaware, certain administrative trustees and Taberna Preferred Funding II, Ltd.

10.31 (40)	Series 1 Senior Notes Indenture, dated as of March 22, 2011, by and among NovaStar Financial, Inc. and The Bank Of New York Mellon Trust Company, National Association
10.32 (41)	Series 2 Senior Notes Indenture, dated as of March 22, 2011, by and among NovaStar Financial, Inc. and The Bank Of New York Mellon Trust Company, National Association
10.33 (42)	Series 3 Senior Notes Indenture, dated as of March 22, 2011, by and among NovaStar Financial, Inc. and The Bank Of New York Mellon Trust Company, National Association
10.34 (43)	2011 Compensation Plan for Independent Directors
10.35 (44)	Membership Interest Purchase Agreement, dated March 8, 2012, by and between NovaStar Financial, Inc. and Steve Haslam
10.36 (45)	Employment Agreement, dated as of March 8, 2012, by and between NovaStar Financial, Inc. and Steve Haslam
10.37 (46)	Stock Option Agreement, dated March 8, 2012, by and between NovaStar Financial, Inc. and Steve Haslam
10.38 (47)	Employment Agreement, dated as of March 2, 2012, by and between NovaStar Financial, Inc. and Matthew Lautz
10.39 (48)	Employment Agreement, dated as of March 1, 2012, by and between NovaStar Financial, Inc. and Brett Monger
10.40 (49)	Stock Option Agreement, dated March 8, 2012, by and between NovaStar Financial, Inc. and Brett Monger
10.41 (50)	Amended and Restated NovaStar Financial, Inc. 2004 Incentive Stock Plan
11.1 (51)	Statement Regarding Computation of Per Share Earnings
14.1 (52)	NovaStar Financial, Inc. Code of Conduct
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
31.1	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(34) Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on July 1, 2009 (File No. 001-13533).
(35) Incorporated by reference to Exhibit (d)(1) to the Schedule TO/13E-3 filed by the Registrant with the SEC on December 10, 2010 (File No. 005-52325).
(36) Incorporated by reference to Exhibit (d)(2) to the Schedule TO/13E-3 filed by the Registrant with the SEC on December 10, 2010 (File No. 005-52325).
(37) Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on March 21, 2011 (File No. 001-13533).
(38) Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on March 22, 2011 (File No. 001-13533).
(39) Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on March 22, 2011 (File No. 001-13533).
(40) Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the SEC on March 22, 2011 (File No. 001-13533).
(41) Incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Registrant with the SEC on March 22, 2011 (File No. 001-13533).
(42) Incorporated by reference to Exhibit 10.5 to Form 8-K filed by the Registrant with the SEC on March 22, 2011 (File No. 001-13533).
(43) Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on August 15, 2011 (File No. 001-13533).
(44) Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on March 9, 2012 (File No. 001-13533).
(45) Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on March 9, 2012 (File No. 001-13533).
(46) Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the SEC on March 9, 2012 (File No. 001-13533).
(47) Incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Registrant with the SEC on March 9, 2012 (File No. 001-13533).
(48) Incorporated by reference to Exhibit 10.5 to Form 8-K filed by the Registrant with the SEC on March 9, 2012 (File No. 001-13533).
(49) Incorporated by reference to Exhibit 10.6 to Form 8-K filed by the Registrant with the SEC on March 9, 2012 (File No. 001-13533).
(50) Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on March 6, 2012 (File No. 001-13533).
(51) See Note 16 to the consolidated financial statements.
(52) Incorporated by reference to Exhibit 14.1 to Form 8-K filed by the Registrant with the SEC on February 14, 2006 (File No. 001-13533).

Exhibit No.	Description of Document
32.1	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

NOVASTAR FINANCIAL, INC
(Registrant)

DATE:	March 15, 2012	/s/ W. LANCE ANDERSON
W. Lance Anderson, Chairman of the Board
of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

DATE:	March 15, 2012	/s/ W. LANCE ANDERSON
W. Lance Anderson, Chairman of the Board
of Directors and Chief Executive Officer
(Principal Executive Officer)

DATE:	March 15, 2012	/s/ RODNEY E. SCHWATKEN
Rodney E. Schwatken, Chief Financial Officer
(Principal Financial Officer)

DATE:	March 15, 2012	/s/ BRETT A. MONGER
Brett A. Monger, Vice President,
Controller and Chief Accounting Officer
(Principal Accounting Officer)

DATE:	March 15, 2012	/s/ EDWARD W. MEHRER
Edward W. Mehrer, Director

DATE:	March 15, 2012	/s/ GREGORY T. BARMORE
Gregory T. Barmore, Director

DATE:	March 15, 2012	/s/ ART N. BURTSCHER
Art N. Burtscher, Director

DATE:	March 15, 2012	/s/ HOWARD M. AMSTER
Howard M. Amster, Director

DATE:	March 15, 2012	/s/ BARRY A. IGDALOFF
Barry A. Igdaloff, Director