Form 10-Q
period 2012-03-31
NOVASTAR FINANCIAL INC
filed 2012-05-15
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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
Yes ☐ No ☒

The number of shares of the Registrant's Common Stock outstanding on May 11, 2012 was 91,479,519.

NOVASTAR FINANCIAL, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2012

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; dollars in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$15,902	$11,503
Service fee receivable, net of allowance of $148 and $86, respectively	10,354	6,899
Restricted cash	5,924	1,825
Mortgage securities	4,085	3,878
Deferred income tax asset, net	32,836	—
Notes receivable, net of allowance of $1,054 and $0, respectively	765	2,235
Other	2,212	4,124
Total current assets	72,078	30,464
Non-Current Assets
Property and equipment, net of depreciation	5,595	5,589
Goodwill	5,336	5,336
Deferred income tax asset, net	30,264	152
Other	1,984	3,060
Total non-current assets	43,179	14,137
Total assets	$115,257	$44,601

Liabilities and Shareholders' Equity (Deficit)
Liabilities:
Current Liabilities
Accounts payable	$8,941	$7,077
Accrued expenses	9,773	6,331
Deferred revenue	1,805	1,528
Note payable to related party	1,250	—
Other	50	161
Total current liabilities	21,819	15,097
Non-Current Liabilities
Senior notes	80,167	79,654
Note payable to related party	4,363	—
Other	2,587	2,606
Total non-current liabilities	87,117	82,260
Total liabilities	108,936	97,357

Commitments and contingencies (Note 9)

Shareholders' equity (deficit):
Capital stock, $0.01 par value per share, 120,000,000 shares authorized:
Common stock, 91,479,519 and 91,253,653 shares issued and outstanding, respectively	915	913
Additional paid-in capital	740,136	746,276
Accumulated deficit	(738,610)	(803,400)
Accumulated other comprehensive income	3,509	3,267
Total NovaStar Financial, Inc. (“NFI”) shareholders' equity (deficit)	5,950	(52,944)
Noncontrolling interests	371	188
Total shareholders' equity (deficit)	6,321	(52,756)
Total liabilities and shareholders' equity (deficit)	$115,257	$44,601

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; dollars in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2012	2011
Income and Revenues:
Service fee income	$50,333	$24,669
Interest income – mortgage securities	1,399	3,018
Total	51,732	27,687

Costs and Expenses:
Cost of services	41,010	18,895
Selling, general and administrative expense	7,455	5,533
Other (income) expense	(168)	734
Total	48,297	25,162

Other (expense) income	(1,013)	91
Interest expense	(735)	(312)

Income before income tax (benefit) expense	1,687	2,304
Income tax (benefit) expense	(63,138)	31
Net income	64,825	2,273
Less: Net income attributable to noncontrolling interests	35	490
Net income attributable to NFI	$64,790	$1,783
Earnings (Loss) Per Share attributable to NFI:
Basic	$0.72	$(0.27)
Diluted	$0.71	$(0.27)
Weighted average basic shares outstanding	90,372,237	9,338,512
Weighted average diluted shares outstanding	91,239,746	9,338,512

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; dollars in thousands)

	For the Three Months Ended March 31,
	2012	2011
Net income	$64,825	$2,273
Other comprehensive income (loss):
Change in unrealized gain on mortgage securities – available-for-sale (Note 11)	242	(173)
Total comprehensive income	65,067	2,100
Comprehensive income attributable to noncontrolling interests
Net income attributable to noncontrolling interests	35	490
Total comprehensive income attributable to NFI	$65,032	$1,610

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited; dollars in thousands)

	Total NFI Shareholders’ Equity (Deficit)
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2011	$913	$746,276	$(803,400)	$3,267	$188	$(52,756)
Compensation recognized under stock compensation plans	—	59	—	—	—	59
Issuance of nonvested shares, 225,866 shares	2	(2)	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	64	64
Acquisition of noncontrolling interests	—	(6,110)	—	—	(3)	(6,113)
Transfer from noncontrolling interests	—	(87)	—	—	87	—
Net income	—	—	64,790	—	35	64,825
Other comprehensive income	—	—	—	242	—	242
Balance, March 31, 2012	$915	$740,136	$(738,610)	$3,509	$371	$6,321

	Total NFI Shareholders’ Deficit
	Redeemable Preferred Stock	Convertible Participating Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Deficit
Balance, December 31, 2010	$30	$21	$94	$787,363	$(898,195)	$4,411	$(267)	$(106,543)
Compensation recognized under stock compensation plans	—	—	—	146	—	—	—	146
Accumulating dividends on preferred stock	—	—	—	—	(4,290)	—	—	(4,290)
Distributions to noncontrolling interests	—	—	—	—	—	—	(102)	(102)
Transfer from noncontrolling interests	—	—	—	(275)	—	—	275	—
Net income	—	—	—	—	1,783	—	490	2,273
Other comprehensive loss	—	—	—	—	—	(173)	—	(173)
Balance, March 31, 2011	$30	$21	$94	$787,234	$(900,702)	$4,238	$396	$(108,689)

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; dollars in thousands)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$64,825	$2,273
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of mortgage securities	(249)	(602)
Provision for bad debt on notes receivable	1,054	—
Amortization of deferred debt issuance costs and senior debentures discount	513	63
Fair value adjustments of trading securities, CDO debt and contingent consideration	—	(266)
Loss on disposal of fixed assets	2	234
Compensation recognized under stock compensation plans	59	146
Depreciation expense	628	500
Deferred taxes	(63,100)	—
Changes in:
Service fee receivable	(3,455)	(222)
Restricted cash	(4,099)	(2,721)
Other current assets and liabilities, net	1,953	552
Other noncurrent assets and liabilities, net	(18)	134
Deferred revenue	277	701
Accounts payable and accrued expenses	5,306	1,630
Net cash provided by operating activities	3,696	2,422

Cash flows from investing activities:
Proceeds from paydowns of mortgage securities	284	594
Restricted cash, net	21	215
Proceeds from paydowns of notes receivable	1,500	30
Issuance of notes receivable	(30)	—
Purchases of property and equipment	(636)	(149)
Acquisition of noncontrolling interest	(500)	—
Net cash provided by investing activities	639	690

Cash flows from financing activities:
Contributions from (distributions to) noncontrolling interests	64	(102)
Net cash provided by (used in) financing activities	64	(102)
Net increase in cash and cash equivalents	4,399	3,010
Cash and cash equivalents, beginning of period	11,503	12,582
Cash and cash equivalents, end of period	$15,902	$15,592

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(unaudited; dollars in thousands)

	For the Three Months Ended March 31,
	2012	2011
Cash paid for interest	$220	$653
Cash received from income tax refunds	1,980	—
Cash received on mortgage securities – available-for-sale with no cost basis	1,150	2,417
Non-cash investing and financing activities:
Acquisition of noncontrolling interests for note payable	5,613	—
Preferred stock dividends accrued, subsequently eliminated	—	4,290

See notes to condensed consolidated financial statements.

NOVASTAR FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the period ended March 31, 2012 (Unaudited)

Note 1. Financial Statement Presentation

Description of Operations – NovaStar Financial, Inc. and its subsidiaries (“NFI” or the “Company”) own 93% of StreetLinks LLC (“StreetLinks”), a national residential appraisal and mortgage real estate valuation management services company. The Company owned 88% of StreetLinks as of December 31, 2011. See below for a discussion of the Company's recent acquisition of approximately 5% additional equity interest of StreetLinks. StreetLinks charges a fee for services which is collected from lenders and borrowers. The majority of StreetLinks' business is generated from the management of the appraisal process for its customers. Most of the fee is paid to independent residential appraisers. StreetLinks retains a portion of the fee to cover its costs of managing the process of fulfilling the appraisal order and performing a quality control review of all appraisals. StreetLinks also provides other real estate valuation management services, such as field reviews and value validation.

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

On October 17, 2011, the Company purchased 51% of the equity of Build My Move, LLC ("BMM") for $1.7 million plus future obligations to make additional capital contributions to BMM of up to $0.7 million. BMM changed its name to Mango Moving, LLC ("Mango") subsequent to the Company's purchase. Mango is a start-up, Internet-based company in the “asset-light” third-party logistics provider market, with the goal of providing high-quality local and long distance residential and other moving services at a price less than other major national van lines. See Note 3 to the condensed consolidated financial statements for additional details.

During 2011, the Company completed the exchange of all outstanding shares of our preferred stock for an aggregate of 80,985,600 shares of newly-issued common stock and $3.0 million in cash ("the Recapitalization"). See Note 14 to the condensed consolidated financial statements for additional details.

During 2011, the Company completed an exchange of its junior subordinated debentures for senior debentures (the "Debt Exchange"). See Note 8 to the condensed consolidated financial statements for further details.
Prior to 2011, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage-backed securities. The Company retained, through its mortgage securities investment portfolio, significant interests in the nonconforming loans it originated and purchased, and through its servicing platform, serviced all of the loans in which it retained interests. The Company continues to hold these nonconforming residential mortgage securities.

Financial Statement Presentation – The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the period. The Company uses estimates and judgments in establishing the fair value of its mortgage securities, notes receivable, goodwill, accounting for income taxes, including the determination of the timing of the establishment or release of the valuation allowance related to the deferred tax asset balances and reserves for uncertain tax positions, and in estimating appropriate accrual rates on mortgage securities – available-for-sale to recognize interest income. While the condensed consolidated financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ significantly from those estimates.

Cash equivalents consist of liquid investments with an original maturity of three months or less. Amounts due from banks and credit card companies of $0.6 million and $0.5 million for the settlement of credit card transactions are included in cash and cash equivalents as of March 31, 2012 and December 31, 2011, respectively, as they are generally collected within three business days. Cash equivalents are stated at cost, which approximates fair value.
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
The Company's condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
Note 2. New Accounting Pronouncements

In May 2011, the FASB issued Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The update provides common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value,” which will provide greater comparability of fair value measurements presented and disclosed in financial statements. The amendments in the update are effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a significant impact on its condensed consolidated financial statements.

In June 2011, the FASB issued Presentation of Comprehensive Income, which revises how entities present comprehensive income in their financial statements. The guidance updates the presentation requirements for reporting the components of comprehensive income and requires that it is reported in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. In December 2011, the FASB deferred the requirement to present components of reclassifications of other comprehensive income on the face of the income statement that had previously been included in the June 2011 amended standard. The guidance is effective for periods beginning after December 15, 2011 and requires retroactive application for all periods presented. The Company adopted this guidance effective January 1, 2012 with retrospective application as reflected in the unaudited condensed consolidated statements of comprehensive income herein. The Company did not adopt the deferred guidance and the adoption of this guidance did not have a material effect on the Company's condensed consolidated financial statements.
In September 2011, the FASB issued Testing for Goodwill Impairment, which amends previous guidance, to allow companies the option of performing a qualitative assessment before completing step one of the impairment test, calculating the fair value of the reporting unit. If the Company determines on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, the two-step impairment test would not be required. The amendments are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The guidance will be in effect for the Company beginning with the annual goodwill impairment tests to be completed in the fourth quarter of 2012 and is not expected to have a material impact on the Company's consolidated financial statements.

Note 3. Business Combinations and Consolidation

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

On November 10, 2011, StreetLinks acquired the remaining 49% noncontrolling owner interests in Corvisa, LLC ("Corvisa") and now owns 100% of Corvisa. In exchange for the minority owner interests, StreetLinks paid $0.5 million in cash at the time of exchange with an additional $0.5 million payable no later than one year from the exchange date and is also obligated to make $1.2 million in payments to the former minority owners on or before June 30, 2014 if revenues from the Corvisa technology products exceed certain thresholds. The Company recorded a liability of $0.9 million for the estimated contingent consideration under the terms of the acquisition and it is recorded in the noncurrent liabilities line item of the condensed consolidated balance sheet. The effects of this transaction were recorded through shareholders' equity (deficit) in accordance with the relative consolidation guidance.

The purchase price for the Mango acquisition has been allocated based on the assessment of the fair value of the assets acquired and liabilities assumed, determined based on the Company’s internal operational assessments and other analyses which are Level 3 measurements. Pro forma disclosure requirements have not been included as they are not considered significant. The Company’s financial statements include the results of operation of Mango from the date of acquisition. Revenues and earnings since the acquisition date are not considered material to the Company's financial results. All legal and other related acquisition costs were expensed as incurred and recorded in the selling, general and administrative expense line item of the condensed consolidated statements of operation, and were not material.

A summary of the aggregate amounts of the assets acquired and liabilities assumed and the aggregate consideration paid for Mango for the year ended December 31, 2011 follows (dollars in thousands):

Total
Assets:
Cash	$1,141
Service fee receivable, net	92
Other current assets	115
Property and equipment, net	801
Goodwill	2,166
Other noncurrent assets	61
Liabilities:
Accounts payable	(197)
Accrued expenses	(503)
Other current liabilities	(19)
Other noncurrent liabilities	(150)
Noncontrolling interests	(1,807)
Total cash consideration	$1,700

Note 4. Mortgage Securities

As of March 31, 2012 and December 31, 2011, mortgage securities consisted entirely of the Company's investment in the residual securities issued by securitization trusts sponsored by the Company and classified as available-for-sale. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds. See Note 10 to the condensed consolidated financial statements for details on the Company's fair value methodology.

The following table presents certain information on the Company's portfolio of mortgage securities – available-for-sale as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	Cost Basis	Unrealized Gain	Estimated Fair Value	Average Yield (A)
March 31, 2012	$576	$3,509	$4,085	164.0%
December 31, 2011	611	3,267	3,878	237.0

(A)	The average yield is calculated from the cost basis of the mortgage securities and does not give effect to changes in fair value that are reflected as a component of shareholders' equity (deficit.)

There were no other-than-temporary impairments relating to mortgage securities – available-for-sale for the three months ended March 31, 2012 and 2011. Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments.

The following table relates to the securitizations where the Company retained an interest in the assets issued by the securitization trust, a variable interest entity or VIE (dollars in thousands):

	Size/Principal Outstanding (A)	Assets on Balance Sheet (B)	Liabilities on Balance Sheet	Maximum Exposure to Loss(C)	Year to Date Loss on Sale	Year to Date Cash Flows (D)
March 31, 2012	$6,057,837	$4,085	$—	$4,085	$—	$1,434
December 31, 2011	6,265,564	3,878	—	3,878	—	2,838

(A)	Size/Principal Outstanding reflects the estimated principal of the underlying assets held by the VIE.

(B)	Assets on balance sheet are securities issued by the entity and are recorded in Mortgage securities.

(C)	The maximum exposure to loss includes the assets held by the Company. The maximum exposure to loss assumes a total loss on the referenced assets held by the VIE.

(D)	Year to date cash flows are for the three months ended March 31, 2012 and 2011, respectively.

Prior to 2011, the Company executed a securitization of mortgage securities in what is commonly called a Collateralized Debt Obligation (“CDO”). The Company serves as the CDO's asset manager. The collateral for the CDO consisted of subordinated mortgage securities and included securities retained by the Company in its loan securitizations and purchased from third parties. This securitization was structured legally as a sale, but for accounting purposes was accounted for as a financing. Accordingly, the CDO assets (securities) and securitization bond financing were included in the Company's consolidated balance sheet. As of March 31, 2012 and December 31, 2011, the fair value of the assets and liabilities was zero.
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
The Company charges off uncollectible notes receivable when repayment of contractually-obligated amounts is not deemed to be probable. There were no amounts charged off during the three months ended March 31, 2012 and 2011. Due to the low number of notes receivable, the Company evaluates each note individually for collectability rather than analyzing by class or credit quality indicator. As a result of this review, there was a provision made for credit losses of $1.1 million for the three months ended March 31, 2012, there was no provision made for credit losses during the three months ended March 31, 2011.
The Company has a note receivable due from ITS Financial, LLC (“ITS”), an entity with which it was previously in litigation. As discussed in Note 9 to the consolidated financial statements, during 2011 the Company agreed to settle the litigation. Pursuant to the settlement, approximately $1.3 million of the amount due under the note was paid at the time of settlement. A modification to the settlement was reached in February 2012, $1.5 million was paid at the time of the modification and the remaining note balance of approximately $1.1 million plus an additional $0.1 million is due in February 2013. In a complaint dated March 28, 2012, the United States Department of Justice ("DOJ") filed lawsuits against ITS and some of its franchisees. The actions claim that ITS was committing tax fraud against the United States Government and extracting excessive fees from the taxpaying customers. The action seeks to shut down the franchises accused of committing fraud and the entire ITS organization. Due to these lawsuits, the Company established a full allowance of $1.1 million against the note during the three months ended March 31, 2012.
The remaining $0.8 million and $0.7 million of notes receivable outstanding as of March 31, 2012 and December 31, 2011 was current.
Activity in the allowance for credit losses on notes receivable is as follows for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	For the Three Months Ended March 31,
	2012	2011
Balance, beginning of period	$—	$1,047
Provision for credit losses	1,054	—
Balance, end of period	$1,054	$1,047

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

Maintenance and repairs are charged to expense. Major renewals and improvements are capitalized. Gains and losses on dispositions are credited or charged to earnings as incurred. Depreciation and amortization expense relating to property and equipment was $0.6 million for the three months ended March 31, 2012, as compared to $0.5 million for the three months ended March 31, 2011.

The following table shows the Company's property and equipment, net as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012	December 31, 2011
Furniture, fixtures and office equipment	$1,043	$1,216
Hardware and computer equipment	3,065	2,961
Software	7,017	6,887
Leasehold improvements	903	352
Total Cost	12,028	11,416
Less: Accumulated depreciation and amortization	(6,433)	(5,827)
Property and equipment, net	$5,595	$5,589

Note 7. Goodwill

As of March 31, 2012 and December 31, 2011, goodwill totaled $5.3 million. There was no goodwill activity for the three months ended March 31, 2012 and 2011. Goodwill is tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value. For tax purposes, the goodwill is included in the Company's basis in its investments in StreetLinks and Mango as they are limited liability companies. Therefore, it will be non-deductible for tax purposes as long as the Company holds its investments.

Note 8. Borrowings

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

For accounting purposes the Debt Exchange transactions were considered a modification of a debt instrument as opposed to an extinguishment and new debt. Therefore, the principal amount of the debt will be accreted up to the new principal balance of $85.9 million using the effective interest method from the balance of $80.2 million and $79.7 million as of March 31, 2012 and December 31, 2011, respectively.

The indentures governing the Senior Notes (the “Indentures”) contain certain restrictive covenants (the “Negative Covenants”) subject to certain exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit the Company and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring shares of the Company or its subsidiaries, making payment on debt securities of the Company that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in its subsidiaries or all or substantially all of the assets of its subsidiaries. At any time that the Senior Notes accrue interest at the Full Rate and the Company satisfies certain financial covenants (the “Financial Covenants”), the Negative Covenants will not apply. Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95%. The Financial Covenants are not applicable to the Company as of March 31, 2012 and December 31, 2011 as the Senior Notes are not accruing interest at the Full Rate.

The Company was in compliance with all Negative Covenants as of March 31, 2012 and December 31, 2011.

Note Payable to Related Party – As discussed in Note 3 to the condensed consolidated financial statements, on March 8, 2012, Steve Haslam sold all of his membership units of StreetLinks to the Company, approximately 5%, on March 8, 2012. The total purchase price was $6.1 million, of which $0.5 million was paid on March 8, 2012. The remainder is payable as follows: $0.5 million on June 30, 2012, $0.3 million on the last day of each quarter thereafter until March 8, 2016, on which date the unpaid principal balance of $1.6 million is to be paid, plus interest on the unpaid balance at the rate of 4% per annum, compounded quarterly. The Company's obligation is secured by the StreetLinks' interest.

Note 9. Commitments and Contingencies

As discussed in Note 3 to the condensed consolidated financial statements, the Company is obligated to make payments in the future to the former minority owners of Corvisa of up to $1.2 million if revenue targets are achieved. A liability of $0.9 million, based on management’s estimate of the earnings targets being achieved, is included in the other liabilities line item of the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011.

The Company also has contingent obligations related to a Mango separation agreement with a former employee of up to $0.3 million. As of March 31, 2012 and December 31, 2011, there was a liability for this contingent obligation of $150.0 thousand in the other current liabilities and $150.0 thousand in the other liabilities line items in the consolidated balance sheets.

The Company has received indemnification and loan repurchase demands with respect to alleged violations of representations and warranties (“defects”) made in loan sale and securitization agreements. These demands have been received substantially beginning in 2006 and have continued into 2012. Prior to the Company ceasing the origination of loans in its mortgage lending business, it sold loans to securitization trusts and other third parties and agreed to repurchase a loan due to missing documentation or breaches of representations or warranties made in sale documents that materially adversely affected the value of the loan. Beginning in 1997 and ending in 2007, affiliates of the Company sold loans to securitization trusts and third parties with the potential of such repurchase obligations. The aggregate original principal balance of these loans was $43.1 billion at the time of sale or securitization. The remaining principal balance of these loans is not available as these loans are serviced by third parties and may have been refinanced, sold or liquidated. During 2011 and 2012, the Company has received claims to repurchase loans with original principal balances of approximately $24.6 million. These claims have not been acknowledged as valid by the Company. In some cases, claims were made against affiliates of the Company that have ceased operations and have no or limited assets. The Company has not repurchased any loans in 2011 or 2012.

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
On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case included NovaStar Mortgage Funding Corporation (“NMFC”) and its individual directors, several securitization trusts sponsored by the Company ("affiliated defendants") and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. Plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff's claims, which the Court granted on March 31, 2011, with leave to amend. Plaintiff filed a second amended complaint on May 16, 2011, and the Company again filed a motion to dismiss. On March 29, 2012, the Court dismissed the plaintiff's second amended complaint with prejudice and without leave to replead. On April 25, 2012, the plaintiff filed a notice of appeal. Because the litigation is procedurally in an early stage, the Company cannot provide an estimate of the range of any loss. The Company believes that the affiliated defendants have meritorious defenses to the case and expects them to defend the case vigorously.
On December 31, 2009, ITS Financial, LLC (“ITS”) filed a complaint against Advent and the Company alleging a breach of contract by Advent for a contract for services related to tax refund anticipation loans and early season loans. ITS does business as Instant Tax Service. The defendants moved the case to the United States District Court for the Southern District of Ohio. The complaint alleged that the Company worked in tandem and as one entity with Advent in all material respects. The complaint also alleged fraud in the inducement, tortious interference by the Company with the contract, breach of good faith and fair dealing, fraudulent and negligent misrepresentation, and liability of the Company by piercing the corporate veil and joint and several liability. The plaintiff referenced a $3.0 million loan made by the Company to ITS and sought a judgment declaring that this loan be subject to an offset by ITS's damages. On September 29, 2010, the Company and Advent answered the complaint and made a counterclaim against ITS for ITS's failure to repay the loan. On February 21, 2011, the Company amended its counterclaim, asserting additional claims against ITS. On October 21, 2011, the Court granted the Company's motion for partial summary judgment on the loan claim and granted a partial summary judgment in favor of the Company with respect to certain claims and damages alleged by ITS. In December 2011, the parties settled the litigation and the case was dismissed. The Company paid no money to the plaintiff, and the plaintiff agreed to a payment to the Company of approximately $3.9 million. Approximately $1.3 million was paid to the Company at the time of the settlement with the remaining balance to be paid in February 2012. In February 2012, the Company agreed to a modification to the settlement; pursuant to the modification, $1.5 million was paid at the time of the modification and approximately $1.2 million will be due in February 2013. See Note 5 to the condensed consolidated financial statements for additional details relating to the note receivable and its collectability.
On July 9, 2010 and on February 11, 2011, Cambridge Place Investment Management, Inc. filed complaints in the Suffolk, Massachusetts Superior Court against NMFC and numerous other entities seeking damages on account of losses associated with residential mortgage-backed securities purchased by plaintiff's assignors. The complaints allege untrue statements and omissions of material facts relating to loan underwriting and credit enhancement. The complaints also allege a violation of Section 410 of the Massachusetts Uniform Securities Act (Chapter 110A of the Massachusetts General Laws). Defendants removed the cases to the United States District Court for the District of Massachusetts, and plaintiff filed motions to remand the cases back to state court. On August 22, 2011, the federal court remanded these cases back to state court, and on October 14, 2011, the plaintiff filed amended complaints. In December 2011, the Company, together with the other defendants in the litigation, filed a joint motion to dismiss the complaints alleging that the plaintiff lacked standing. On March 12, 2012 the court denied the defendants' motion to dismiss for lack of standing, and the defendants have sought an interlocutory appeal of the denial. On April 26, 2012, the defendants filed a joint motion to dismiss the plaintiff's complaints for a failure to state a claim. Because this litigation is procedurally in its early stage, the Company cannot provide an estimate of the range of any loss. The Company believes that NMFC has meritorious defenses to these claims and expects that the cases will be defended vigorously.
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
Note 10. Fair Value Accounting

Fair Value Measurements

The Company's valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs create the following fair value hierarchy:
•Level 1 – Valuations based on quoted prices in active markets for identical assets and liabilities.
•Level 2 – Valuations based on observable inputs in active markets for similar assets and liabilities, other than Level 1 prices, such as quoted interest or currency exchange rates.
•Level 3 – Valuations based on significant unobservable inputs that are supported by little or no market activity, such as discounted cash flow methodologies based on internal cash flow forecasts.
The Company estimates fair value based upon discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The methods the Company uses to determine fair value on an instrument-specific basis are detailed in the section titled “Valuation Methods,” below.

The following tables present for each of the fair value hierarchy levels, the Company's assets and liabilities which are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage securities – available-for-sale	$4,085	$—	$—	$4,085

Liabilities:
Contingent consideration (A)	$1,154	$—	$—	$1,154

(A) The contingent consideration represents the estimated fair value of the additional potential amounts payable in connection with our acquisitions of Mango and Corvisa, $0.3 million and $0.9 million, respectively.

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage securities – available-for-sale	$3,878	$—	$—	$3,878

Liabilities:
Contingent consideration (A)	$1,154	$—	$—	$1,154

(A) The contingent consideration represents the estimated fair value of the additional potential amounts payable in connection with our acquisitions of Mango and Corvisa, $0.3 million and $0.9 million, respectively.

Valuation Methods and Processes

The Company estimates the fair value of all items subject to fair value accounting using present value techniques and generally does not have the option to choose other valuation techniques for these items. There have been no significant changes to the Company's financial statements as a result from changes to the Company's valuation techniques as of March 31, 2012 compared to December 31, 2011.

An independent entity has been engaged to prepare projected future cash flows of the Company's mortgage securities for each reporting period (quarterly) used by management to estimate fair value. The Company's internal finance and accounting staff reviews and monitors the work of the independent entity, including analysis of the assumptions used, retrospective review and preparing an overall conclusion of the value and process. All other fair value analysis, consisting of simple cash flow estimates and discounting techniques, is conducted internally by the Company's internal financial staff. The Company's fair value process is conducted under the supervision of the Chief Financial Officer.

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

Contingent consideration. The fair value of the Mango contingent consideration was estimated using a probability analysis of compliance with the separation agreement and a discount rate was applied to the projected earn-out payments that approximated the weighted average cost of capital. The key input was management's estimation of probability that the employee will comply with the agreement. The Company estimated the fair value of the Corvisa contingent consideration using projected revenue over the earn-out period, and applied a discount rate commensurate with the risks involved to the projected earn-out payments. The key inputs for the projected revenue analysis were the number of units completed and the average amount of revenue per unit.

The following table presents certain quantitative information about the significant unobservable inputs used in the fair value measurement for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Description	Valuation Techniques	Significant Unobservable Inputs	Range
Assets:
Mortgage securities – available-for-sale	Present value analysis	Prepayment rates	17.0% – 19.0%
		Weighted average life (years)	2.0 – 2.0
Liabilities:
Contingent consideration	Present value analysis	Revenue growth	4.5% – 4.8%
		Discount rate	15.0% – 15.0%

The Company's mortgage securities – available-for-sale, as discussed in Note 4 to the condensed consolidated financial statements, are measured at fair value. These securities are valued at each reporting date using significant unobservable inputs (level 3) by discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The Company has no other assets measured at fair value.

The significant unobservable inputs used in the fair value measurement of mortgage securities – available-for-sale are prepayment rates and the weighted average life for the underlying mortgage loan collateral. Using a faster (higher) estimated prepayment rate would decrease the value of the securities. The Company uses a weighted average life of 2 years from the reporting date for the expected future estimated cash flows. The future cash flows are highly-dependent upon the performance of the underlying collateral of mortgage loans and the nonperformance risk of the collateral is the key reason the Company utilizes such a short weighted average life in its calculation. Assuming a shorter weighted average life would decrease the estimated value of the mortgage securities. Alternatively, assuming a longer weighted average life would increase the estimated value of the mortgage securities.

The Company has a liability recorded at fair value that is the estimated additional potential earn-out opportunity payable in connection with its acquisition of Corvisa. The payment is contingent on future revenue generated from the original Corvisa technology platform. The obligation is valued at each reporting date using significant unobservable inputs (level 3). The Company estimated the fair value using projected revenue over the earn-out period, and applied a discount rate commensurate with the risks involved to the projected earn-out payments. The Company has no other liabilities measured at fair value.

The significant unobservable input used in the fair value measurement of the contingent consideration liability is the growth of the forecasted revenue to be generated from the original Corvisa technology platform and the discount rate used in the present value calculation. The Company generally assumes that the forecasted revenue required in order for the earnings targets to be achieved will be realized. Assuming that the required revenue will not be realized would decrease the estimated fair value of the contingent consideration liability. Assuming a higher discount rate would decrease the estimated fair value of the contingent consideration liability, whereas assuming a lower discount rate would increase the estimated fair value of the contingent consideration liability.

The following tables provide a reconciliation of the beginning and ending balances for the Company's mortgage securities – available-for-sale which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	For the Three Months Ended March 31,
	2012	2011
Balance, beginning of period	$3,878	$4,580
Increases (decreases) to mortgage securities – available-for-sale:
Accretion of income (A)	249	227
Proceeds from paydowns of securities (A)	(284)	(334)
Mark-to-market value adjustment	242	(173)
Net increases (decreases) to mortgage securities – available-for-sale	207	(280)
Balance, end of period	$4,085	$4,300

(A) Cash received on mortgage securities with no cost basis was $1.2 million and $2.4 million for the three months ended March 31, 2012 and 2011, respectively.

There was no activity during the three months ended March 31, 2012 for the Company's mortgage securities – trading as they were determined to have no value as of December 31, 2011. The following tables provide a reconciliation of the beginning and ending balances for the Company's mortgage securities – trading which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 (dollars in thousands):

For the Three Months Ended March 31, 2011
Balance, beginning of period	$1,198
Increases (decreases) to mortgage securities – trading:
Accretion of income	375
Proceeds from paydowns of securities	(259)
Mark-to-market value adjustment	44
Net increase to mortgage securities – trading	160
Balance, end of period	$1,358

There was no activity during the three months ended March 31, 2012 and 2011 for the Company's contingent consideration liabilities.

The following table provides a summary of the impact to earnings for the three months ended March 31, 2012 and 2011 from the Company's assets and liabilities which are measured at fair value on a recurring and nonrecurring basis (dollars in thousands):

		Fair Value Adjustments for the
		Three Months Ended March 31,
Asset or Liability Measured at Fair Value	Fair Value Measurement Frequency	2012	2011	Statement of Operations Line Item Impacted
Mortgage securities – trading	Recurring	$—	$44	Other income (expense)
Asset-backed bonds secured by mortgage securities	Recurring	—	222	Other income (expense)
Total fair value gains (A)		$—	$266

(A) The Company did not have any impairments relating to mortgage securities – available-for-sale or fair value adjustments relating to the contingent consideration for the three months ended March 31, 2012 and 2011.

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

The estimated fair values of the Company's financial instruments are as follows as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	As of March 31, 2012		As of December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Restricted cash	$6,990	$6,886	$2,912	$2,836
Mortgage securities – available-for-sale	4,085	4,085	3,878	3,878
Financial liabilities:
Senior notes	$80,167	$11,049	$79,654	$10,273
Note payable to related party	5,613	3,525	—	—

For the items in the table above not measured at fair value in the statement of financial position but for which the fair value is disclosed, the fair value has been estimated using Level 3, based on significant unobservable inputs that are supported by little or no market activity, such as discounted cash flow methodologies based on internal cash flow forecasts. No assets or liabilities have been transferred between levels for during any period presented.

Restricted cash – The fair value of restricted cash was estimated by discounting estimated future release of the cash from restriction.

Mortgage securities – available-for-sale – See Valuation Methods section above for fair value method utilized.

Senior notes – The fair value is estimated by discounting future projected cash flows using a discount rate commensurate with the risks involved. As of March 31, 2012 and December 31, 2011, the value of the Senior Notes was calculated assuming that the Company would be required to pay interest at a rate of 1.0% per annum until January 2016, at which time the Company would be required to start paying the Full Rate of three-month LIBOR plus 3.5% until maturity in March 2033. The three-month LIBOR used in the analysis was projected using a forward interest rate curve.

Note payable to related party – The fair value of the note payable to related party is estimated by discounting future projected principal and interest payment cash flows using a discount rate commensurate with the risks involved. As of March 31, 2012, the future projected interest payments were calculated assuming the stated rate of 4.0% per annum until maturity in March 2016.

Note 11. Income Taxes

The Company had a deferred tax asset of $286.4 million as of December 31, 2011 which had been reduced by a full valuation allowance. After evaluating positive and negative evidence available as of March 31, 2012, the Company has determined that it is more likely than not that it will realize a portion of its deferred tax assets. The Company's analysis was significantly influenced by the fact that it reached three years of cumulative income in the first quarter of 2012. The Company has therefore released a portion of its valuation allowance and has recognized a net deferred tax asset of approximately $63.1 million on its balance sheet as of March 31, 2012. The Company recorded an income tax benefit of $63.1 million during the three months ended March 31, 2012 for the portion of the change in valuation allowance arising from expected realization of deferred tax assets in future years. The Company will continue to assess the need for a valuation allowance.

The Company has considered all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income, among other items, in determining whether a full or partial release of our valuation allowance is required. Our estimates require the exercise of significant judgment. The Company based our estimate of realizable deferred tax assets in part on business plans and expectations about future outcomes. In the event that the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance which could materially impact our financial position and results of operation.

The change in unrealized gain on mortgage securities – available-for-sale in the condensed consolidated statements of comprehensive income is not shown net of taxes as the Company has a valuation allowance recorded on a portion of its deferred income taxes.

Note 12. Segment Reporting

The Company reviews, manages and operates its business in three segments: corporate, appraisal management and financial intermediary. Corporate operating results include mortgage securities retained from securitizations, corporate general and administrative expenses, and income generated from Mango as its operating activities were not significant. Appraisal management operations include the service fee income and related expenses from the Company's majority-owned direct subsidiary, StreetLinks, and its wholly-owned indirect subsidiary, Corvisa. The financial intermediary segment consists of the financial settlement service fee income and related expenses from Advent. Management evaluates segment performance based on income before income taxes, which is prior to the allocation of losses attributable to the noncontrolling interests.

The following is a summary of the operating results of the Company's segments for the three months ended March 31, 2012 and 2011 and a summary of their financial positions as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	Corporate	Appraisal Management	Financial Intermediary	Eliminations	Total
For the Three Months Ended March 31, 2012
Service fee income	$2,947	$41,737	$7,993	$(2,344)	$50,333
Interest income	1,640	—	—	(241)	1,399
Interest expense	735	10	231	(241)	735
Depreciation and amortization expense (A)	150	456	22	—	628
Income (loss) before income tax benefit	(1,457)	1,572	1,572	—	1,687
Additions to long-lived assets	311	301	24	—	636

As of March 31, 2012
Total assets (B) (C)	$99,730	$21,525	$7,471	$(13,469)	$115,257

(A) Amounts are included in the cost of services and selling, general and administrative expense line item of the condensed consolidated statements of operations.
(B) Corporate segment includes goodwill of $2.2 million which relates to Mango.
(C) Appraisal management segment includes goodwill of $3.2 million which relates to StreetLinks.

The intersegment service fee income consists of a guaranty fee of approximately $1.0 million paid by the Financial Intermediary segment to the Corporate segment for Corporate's guarantee of the Financial Intermediary segment's performance under its contract with its banking partner. It also includes fees charged by the Corporate segment to the Appraisal Management and Financial Intermediary segments for operational support provided by the Corporate segment's employees. The intersegment interest income and interest expense consists of interest charged by the Corporate segment to the Appraisal Management and Financial Intermediary segments for borrowings.

	Corporate	Appraisal Management	Financial Intermediary	Eliminations	Total
For the Three Months Ended March 31, 2011
Service fee income	$—	$18,886	$5,783	$—	$24,669
Interest income	3,018	—	—	—	3,018
Interest expense	312	—	—	—	312
Depreciation and amortization expense (A)	43	422	35	—	500
Income (loss) before income tax benefit	(934)	651	2,587	—	2,304
Additions to long-lived assets (B)	16	129	4	—	149

As of December 31, 2011
Total assets (B) (C)	$34,657	$17,197	$2,261	$(9,514)	$44,601

(A) Amounts are included in the cost of services and selling, general and administrative expense line item of the condensed consolidated statements of operations.
(B) Corporate segment includes goodwill of $2.2 million which relates to Mango.
(C) Appraisal management segment includes goodwill of $3.2 million which relates to StreetLinks.

Note 13. Earnings per Share

For the three months ended March 31, 2012, earnings per share was calculated using the treasury method.

Prior to the Recapitalization during June 2011, shares of the Company's 9.0% Series D1 Mandatory Convertible Preferred Stock, par value $0.01 per share (the "Series D Preferred Stock") were considered participating securities and therefore the earnings per share information below is calculated under the two-class method for the three months ended March 31, 2011. In determining the number of diluted shares outstanding, the relevant guidance requires disclosure of the more dilutive earnings per share result between the if-converted method calculation and the two-class method calculation. For the three months ended March 31, 2011, the two-class method calculation was more dilutive; therefore, the earnings per share information below is presented following the two-class method which includes convertible participating preferred stock assumed to be converted to 1,875,000 shares of common stock that share in distributions with common shareholders on a 1:1 basis. As the holders of the the Series D Preferred Stock, did not have an obligation to participate in losses, no allocation of undistributed losses was necessary for the three months ended March 31, 2011.

The computations of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 (dollars in thousands, except share and per share amounts) are as follows:

	For the Three Months Ended March 31,
	2012	2011
Numerator:
Net income	$64,825	$2,273
Less income attributable to noncontrolling interests	35	490
Dividends on preferred shares	—	(4,290)
Income (loss) available to common shareholders	$64,790	$(2,507)

Denominator:
Weighted average common shares outstanding – basic	90,372,237	9,338,512

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	90,372,237	9,338,512
Stock options	379,401	—
Nonvested shares	488,108	—
Weighted average common shares outstanding – dilutive	91,239,746	9,338,512

Basic earnings per share:
Net income	$0.72	$0.24
Less income attributable to noncontrolling interests	—	0.05
Dividends on preferred shares	—	(0.46)
Net income (loss) available to common shareholders	$0.72	$(0.27)

Diluted earnings per share:
Net income	$0.71	$0.24
Less income attributable to noncontrolling interests	—	0.05
Dividends on preferred shares	—	(0.46)
Net income (loss) available to common shareholders	$0.71	$(0.27)

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

	For the Three Months Ended March 31,
	2012	2011
Number of stock options	6,518	368
Weighted average exercise price of stock options	$1.54	$16.89

The Company granted 6.9 million options to purchase shares of Common Stock at a weighted average exercise price of $0.77, the weighted average impact of 5.3 million shares are included in the table above. Of the 6.9 million total options granted, 5.3 million relate to a non-discretionary anti-dilution provision adjustment to preserve the benefits and potential benefits of grants issued prior to the Recapitalization. These options maintained the original exercise prices and vesting terms of the respective initial grants.

The Company had approximately 0.9 million and 30,000 of additional nonvested shares outstanding as of March 31, 2012 and March 31, 2011, respectively which have original cliff vesting schedules ranging between five and ten years. Of these, approximately 0.6 million and 30,000 nonvested shares were not included in the earnings per share for the three months ended March 31, 2012 and 2011, respectively, because they were anti-dilutive.

Note 14. Recapitalization of Preferred Stock.

Series D Exchange. On June 23, 2011, the Company completed the exchange of all outstanding shares of the Company's Series D Preferred Stock for an aggregate of 37,162,000 shares of newly-issued Common Stock and $1.4 million in cash (the "Series D Exchange"). Completion of this exchange eliminated the Series D Preferred Stock and Company's obligations with respect to outstanding and future preferred dividends and the preferred liquidating preference related to the Series D Preferred Stock. As of June 23, 2011, there were accrued and unpaid dividends of approximately $34.5 million on the Series D Preferred Stock and the aggregate liquidating preference was $52.5 million.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the preceding unaudited condensed consolidated financial statements of NovaStar Financial, Inc. and its subsidiaries (the “Company,” ”NovaStar Financial,” “NFI,” “we” or “us”) and the notes thereto as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Executive Overview

Corporate Overview, Background and Strategy – We are a Maryland corporation formed on September 13, 1996. We own 93% of StreetLinks LLC (“StreetLinks”), a national residential appraisal and real estate valuation management company. See below for a discussion of the Company's recent acquisition of approximately 5% additional equity interest of StreetLinks. StreetLinks collects fees from lenders and borrowers in exchange for residential appraisals and other valuation services. Typically, the appraisal or other valuation service is provided by an independent contractor. Most of the fee is passed through to the contractor. StreetLinks retains a portion of the fee to cover its costs of managing the process of fulfilling the order and, for some services, performing a quality control review of the independent appraisal. StreetLinks also provides a technology product to lenders whereby the lender may manage its own appraisal process and a fee is earned per transaction processed by the lender.

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

We own 51% of Mango Moving, LLC. Mango is an Internet-based, "asset-light" third party logistics provider of local and long-distance residential and other moving services.

Prior to 2011, we originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. We retained, in our mortgage securities investment portfolio, significant interests in the nonconforming loans we originated and purchased, and through our servicing platform, serviced all of the loans in which we retained interests. We discontinued our mortgage lending operations and sold our mortgage servicing rights which subsequently resulted in the closing of our servicing operations. The mortgage securities we retained continue to be a source of our cash flow.

The Company's condensed consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements.
Significant Recent Events
As of March 31, 2012, the Company determined that it is more likely than not that it will realize a portion of its deferred tax assets. Therefore, the Company released $63.1 million of its valuation allowance for the three months ended March 31, 2012, which resulted in a net deferred tax asset of $63.1 million as of March 31, 2012. See Note 11 to the condensed consolidated financial statements for further details.

Steve Haslam, the Company's Chief Operating Officer ("COO"), sold all of his membership units, representing approximately 5% of the outstanding units of StreetLinks, to the Company on March 8, 2012. The total purchase price was $6.1 million, of which $0.5 million was paid on March 8, 2012. The remainder is payable as follows: $0.5 million on June 30, 2012, $0.3 million on the last day of each quarter thereafter until March 8, 2016, on which date the unpaid principal balance of $1.6 million is to be paid, plus interest on the unpaid balance at the rate of 4% per annum, compounded quarterly.

Critical Accounting Policies – In our Annual Report on Form 10-K for the year ended December 31, 2011, we disclose critical accounting policies, that require management to use significant judgment or that require significant estimates.  Management regularly reviews the selection and application of our critical accounting policies.  There have been no updates to the critical accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Strategy – Management is focused on building its operating subsidiaries. If and when opportunities arise, we intend to use available cash resources to invest in or start businesses that can generate income and cash.

The key performance measures for executive management are:

•	generating income for our shareholders, and

•	maintaining and/or generating adequate liquidity to sustain us and allow us to take advantage of acquisition opportunities.

The following key performance metrics are derived from our condensed consolidated financial statements for the periods presented and should be read in conjunction with the more detailed information therein and with the disclosure included in this report under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Table 1 – Summary of Financial Highlights and Key Performance Metrics (dollars in thousands; except per share amounts)

	For the Three Months Ended March 31,
	2012	2011
Net income (loss) available to common shareholders per diluted share	$0.71	$(0.27)

	March 31, 2012	December 31, 2011
Unrestricted cash and cash equivalents	$15,902	$11,503

Liquidity – During the three months ended March 31, 2012, we continued to grow StreetLinks and significantly increased its appraisal volume. For the three months ended March 31, 2012, StreetLinks had revenues of $41.7 million, as compared to $18.9 million for the same period in 2011. StreetLinks has produced net positive cash flow and earnings in 2011 and the three months ended March 31, 2012 and is expected to continue producing net positive cash flow and earnings for the foreseeable future.

During the three months ended March 31, 2012, Advent generated revenues of $8.0 million and $5.8 million for the same period in 2011. The majority of the revenues are recognized during the first quarter due to seasonality as a significant portion of their business is generated during the income tax season. The Company expects minimal additional Advent revenues for the remainder of 2012.

During the three months ended March 31, 2012, the Company received $1.4 million in cash on our mortgage securities portfolio, compared to $3.0 million during the same period in 2011. We anticipate that the total amount of cash received in 2012 will be less than the amount received in 2011 of $9.7 million.

During the three months ended March 31, 2012, we used cash to pay for corporate and administrative costs and acquired a portion of StreetLinks' noncontrolling interests. As of March 31, 2012, we have $15.9 million in unrestricted cash and cash equivalents and $7.0 million of restricted cash, $5.9 million of which is included in the other current assets line item of the condensed consolidated balance sheets and $1.1 million in the other noncurrent assets line item.

Impact of Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The update provides common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value,” which will provide greater comparability of fair value measurements presented and disclosed in financial statements. The amendments in the update are effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a significant impact on its condensed consolidated financial statements.

In June 2011, the FASB issued Presentation of Comprehensive Income, which revises how entities present comprehensive income in their financial statements. The guidance updates the presentation requirements for reporting the components of comprehensive income and requires that it is reported in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. In December 2011, the FASB deferred the requirement to present components of reclassifications of other comprehensive income on the face of the income statement that had previously been included in the June 2011 amended standard. The guidance is effective for periods beginning after December 15, 2011 and requires retroactive application for all periods presented. The Company adopted this guidance effective January 1, 2012 with retrospective application as reflected in the unaudited condensed consolidated statements of comprehensive income herein. The Company did not adopt the deferred guidance and the adoption of this guidance did not have a material effect on the Company's condensed consolidated financial statements.
In September 2011, the FASB issued Testing for Goodwill Impairment, which amends previous guidance, to allow companies the option of performing a qualitative assessment before completing step one of the impairment test, calculating the fair value of the reporting unit. If the Company determines on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, the two-step impairment test would not be required. The amendments are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The guidance will be in effect for the Company beginning with the annual goodwill impairment tests to be completed in the fourth quarter of 2012 and is not expected to have a material impact on the Company's consolidated financial statements.

Financial Condition as of March 31, 2012 as Compared to December 31, 2011

The following provides explanations for material changes in the components of our balance sheet when comparing amounts from March 31, 2012 and December 31, 2011.

Cash and Cash Equivalents – See “Liquidity and Capital Resources” for discussion of our cash and cash equivalents.

Mortgage Securities – The mortgage securities classified as available-for-sale include four residual interests we own and were issued by loan securitized trusts. The value of our mortgage securities is dependent on the interest rate environment, specifically the interest margin between the underlying coupon on the mortgage loans and the asset-backed bonds issued by the securitization trust to finance the loans. While interest rates remain low, the net margin has continued to be strong on these securities and therefore the securities provide cash flow to us. As a result, the value of these securities has not changed substantially during 2012. Following is a summary of our mortgage securities that are classified as available-for-sale with fair values greater than zero in at least one of the periods presented.

Table 2 – Values of Individual Mortgage Securities – Available-for-Sale (dollars in thousands)

	March 31, 2012				December 31, 2011
Securitization Trust (A)	Estimated Fair Value	Discount Rate	Constant Pre-payment Rate	Expected Credit Losses	Estimated Fair Value	Discount Rate	Constant Pre-payment Rate	Expected Credit Losses
2002-3	$1,565	25%	18%	1.2%	$1,553	25%	18%	1.2%
2003-1	2,124	25	19	2.3	2,160	25	19	2.3
2003-3	266	25	17	2.1	165	25	17	2.1
2003-4	130	25	19	2.6	—	25	19	2.6
Total	$4,085				$3,878

(A)	We established the trust upon securitization of the underlying loans, which generally were originated by us.

Service Fee Receivable – The balance increased as of March 31, 2012 compared to December 31, 2011 mainly due to an increase in service fee revenues as discussed under the heading Results of Operations. The service fee receivable balance fluctuates with the timing of services provided and the collection of the fees from customers.

Restricted Cash, current – The bank that provides financial settlement services for Advent requires cash collateral in an account and its release is subject to contractual requirements. The balance in this account increased due to the high volume of transactions that were processed during the three months ended March 31, 2012. Advent expects the majority of this cash to be released from restriction during 2012.

Current and Non-current Portions of Deferred Income Tax Assets, net – The Company released $63.1 million of its valuation allowance for the three months ended March 31, 2012, which resulted in a net deferred tax asset of $63.1 million as of March 31, 2012. See Note 11 to the condensed consolidated financial statements for further details. These amounts are classified as current or non-current assets depending on the basis of the financial accounting classification of the related asset or liability for which a temporary difference exists or in accordance with the deferred tax asset's expected reversal or utilization date for net operating loss carryforwards.

Other Current Assets – Other current assets include prepaid expenses and other miscellaneous receivables. The balance decreased during the first three months mainly due to an income tax receivable of $2.1 million which was received during the three months ended March 31, 2012.

Accounts Payable – The accounts payable balance increased as of March 31, 2012 compared to December 31, 2011 mainly due to the increased StreetLinks production as discussed under the heading Results of Operations.

Accrued Expenses – The accrued expense balance increased as of March 31, 2012 compared to December 31, 2011 mainly due to the increased production related to Advent. The balance includes estimated amounts accrued for expenses to various outsourced services and for volume incentives payable to Advent distributors.

Note Payable to Related Party – The Company purchased StreetLinks' noncontrolling interest from the Company's COO which represented approximately 5% of the outstanding StreetLinks membership units. The total purchase price is $6.1 million, which is payable as follows: $0.5 million on March 8, 2012, $0.5 million on June 30, 2012, $0.3 million on the last day of each quarter thereafter until March 8, 2016, on which date the unpaid principal balance of $1.6 million is to be paid, plus interest on the unpaid balance at the rate of four percent per annum, compounded quarterly.

Other Non-current Liabilities – The increase in the other non-current payable balance is due to the non-current portion of the note payable, approximately $4.4 million, due to an officer of the Company. Note 8 to the condensed consolidated financial statements provides further details about this liability.

Results of Operations – Consolidated Earnings Comparisons

Appraisal Management: Service Fee Income and Cost of Services – We manage the process of residential home appraisals for our customers, generally residential mortgage lenders. We earn fees when our service is completed and the appraisal is delivered to our customer. We also provide other valuation services and provide transaction-based technology for mortgage lenders to manage their own appraisal process. Fee revenue is directly related to the number of completed orders or transactions. Cost of Servicing includes the direct cost of the appraisal or other service, when applicable, which is paid to an independent party, and the internal costs directly associated with completing the appraisal order. The internal costs include compensation and benefits, office administration, depreciation of equipment used in the production process, and other expenses necessary to the production process.

The large increase in service fee income in the appraisal management segment is directly related to the increase in completed orders and transactions. The substantial increase in order volume is mainly due to our sales efforts, which led to increases in the number of mortgage lender customers, along with gaining additional order volume from existing customers. Generally, direct costs of services are consistent when comparing the three months ended March 31, 2012 to the same period in 2011. Fees charged by appraisals have largely remained unchanged. However, changes in the fee income and cost of service per unit, and therefore the net margin, from period to period may be impacted by the product mix of the appraisal products completed. In addition, margins for other valuation and transaction-based services are generally significantly different from full service appraisal management services, which may impact margins as the volume of these services increases.

The selling, general and administrative expenses are higher when comparing the three months ended March 31, 2012 to the same period in 2011. However, as a percentage of revenue, these expenses are lower as many of these costs do not increase proportionate to production.

Following is an analysis of the results of operations from the appraisal management segment.

Table 3 – Appraisal Management Segment Operations (dollars in thousands, except unit and per unit amounts)

	For the Three Months Ended
	March 31, 2012		March 31, 2011
	Total	Percent	Total	Percent
Service fee income:
Full service appraisal management	$41,431	99.3%	$18,695	99.0%
Other valuation services and transactions	306	0.7	191	1.0
Total	41,737	100.0	18,886	100.0

Cost of services	37,426	89.7	16,694	88.4
Selling, general and administrative expense	2,739	6.6	1,521	8.1
Other expense	—	—	30	0.2

Other income	—	—	10	0.1

Net income before income taxes	$1,572	3.7%	$651	3.4%

Completed orders:
Full service appraisal management	107,618		51,116
Other valuation services and transactions	16,925		4,555

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

Although we are not a bank, we also provide a distribution for a bank to tailored banking accounts, small dollar banking products and related services. We are paid a fee from the bank based on the customers' account activity. In the analysis below, we have included all accounts opened (titled banking accounts enrolled), regardless of whether the account was used and generated fees. Cost of Services includes the direct cost related to providing services, which includes fees to third-party vendors performing services on our behalf. Additionally, internal costs directly associated with completing our services are included in Cost of Services. The internal costs include compensation and benefits of employees, office administration, depreciation of equipment used in the production process, and other expenses necessary to complete services performed.

While Advent nearly doubled the number of settlements it completed during the first quarter of 2012 when compared to the first quarter of 2011, net income was lower when comparing these periods. However, excluding the fees and interest charged by NFI, the net income was substantially unchanged. For 2012, Advent focused on increasing volume through tighter margins with the goal of bringing down the cost of our services to the taxpayer. In addition, we had higher operational costs than we expect to incur in the long term during 2012. Advent management is in the process of evaluating operations with the intent to lower costs in future periods.

When comparing the three months ended March 31, 2012 with the same period in 2011, Advent increased the number of banking accounts enrolled and the gross fees earned on those accounts, both in total revenue and per unit. The cost related to the banking accounts were also lower when comparing these periods.

Selling, general and administrative expenses were higher during the three months ended March 31, 2012 when compared to the same period in 2011. Advent incurred additional costs to administer the settlement programs, including compensation and related expenses for non-production staff and fees for professional services.

During the quarter ended March 31, 2012, NFI charged a guaranty fee of approximately $1.0 million to Advent for NFI's guarantee of Advent's performance under its contract with its settlement services banking partner. Interest was also charged on amounts borrowed from NFI.

Following is an analysis of the results of operations from the financial intermediary segment.

Table 4 – Financial Intermediary Segment Operations (dollars in thousands, except unit and per unit amounts)

	For the Three Months Ended
	March 31, 2012		March 31, 2011
	Total	Percent	Total	Percent
Service fee income:
Settlement	$7,281	91.1%	$5,251	90.8%
Banking account distribution	712	8.9	532	9.2
Total	7,993	100.0	5,783	100.0
				—
Cost of services	3,877	48.5	2,201	38.1
Selling, general and administrative expense	1,301	16.3	791	13.7
Guaranty fees and interest expense - NFI	1,243	15.6	—	—
Other expense	—	—	204	3.5
	6,421	80.3	3,196	55.3
Net income before income taxes	$1,572	19.6%	$2,587	44.7%

Settlements of Federal income tax refunds (A)	517,596		284,445
Banking accounts enrolled	38,868		32,406

(A) Advent processes both Federal and state income tax refunds. However, many taxpayers have no state refund and others may have more than one state tax refund. For this analysis, the number of state refunds have not been included. The number of Federal income tax refunds generally represents the number of individual taxpayers using Advent services.

Corporate: Interest Income – Mortgage Securities – The interest on the mortgage securities we own has decreased when comparing the three months ended March 31, 2012 to the same periods in 2011, as the cash flow on the securities have decreased mainly due to poor performance of the underlying collateral. Management expects that the interest income and cash flow from these securities will continue to decline as the underlying loan collateral is written down or off.

Selling, General and Administrative Expenses – Selling, general and administrative expenses have increased to $7.5 million and $5.5 million for the three months ended March 31, 2012 and 2011, respectively. This increase was driven by the growth of the appraisal management and financial intermediary operations and the increased workforce and infrastructure to help support the existing and expected increase in operations.

Interest Expense – Interest expense has increased to $0.7 million for the three months ended March 31, 2012 from $0.3 million for the three months ended March 31, 2011. The increase is due to the accretion of the debt discount to the higher principal balance of the Senior Notes. See Note 8 to the condensed consolidated financial statements for further details.

Income Tax Benefit – During the three months ended March 31, 2012, the Company released $63.1 million of its valuation allowance against its deferred tax assets. See Note 11 to the condensed consolidated financial statements for further details.

Liquidity and Capital Resources

As of March 31, 2012, we had approximately $15.9 million in unrestricted cash and cash equivalents.

Service fee income was a substantial source of our cash flows during the three months ended March 31, 2012.  We have had significant growth during the three months ended March 31, 2012 as compared to the same period in 2011 and are currently projecting an increase in service fee income over the course of the next year as we continue to increase our customer base, although we cannot assure the same rate of growth that we have experienced. We anticipate that continued increases in appraisal volume will continue to drive positive earnings and cash flow from operations as compared to prior periods, we also anticipate an increase in overall housing market transactions similar to most years during the summer months.

Advent had increased cash flows from their operations during the three months ended March 31, 2012 as compared to the same period in 2011, before paying the fees and interest charged by NFI, due to an increased number of electronic return originators that offered its products. As the majority of its operations relate to electronic income tax returns, we do not anticipate Advent to have significant financial settlements during the remainder of 2012.

Based on the current projections, the cash flows from our mortgage securities will decrease over the next year as the underlying mortgage loans are repaid and written down, and could be significantly less than the current projections if losses on the underlying mortgage loans exceed the current assumptions or if short-term interest rates increase significantly.

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

The indentures governing the Senior Notes (the “Indentures”) contain certain restrictive covenants (the “Negative Covenants”) subject to certain exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit the Company and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring shares of the Company or its subsidiaries, making payment on debt securities of the Company that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in its subsidiaries or all or substantially all of the assets of its subsidiaries. At any time that the Senior Notes accrue interest at the Full Rate and the Company satisfies certain financial covenants (the “Financial Covenants”), the Negative Covenants will not apply. Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95%. The Financial Covenants are not applicable to the Company as of March 31, 2012 and December 31, 2011 as the Senior Notes are not accruing interest at the Full Rate.

The only significant change to the Company's contractual obligations as presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, is the addition of the note payable to related party. See Note 8 to the condensed consolidated financial statements for repayment terms and other details.

Overview of Cash Flow for the For the Three Months Ended March 31, 2012

Summary of Statement of Cash Flows – Operating, Investing and Financing Activities

The following table provides a summary of our operating, investing and financing cash flows as taken from our condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011.

Table 5 – Summary of Operating, Investing and Financing Cash Flows (dollars in thousands)

	For the Three Months Ended March 31,
	2012	2011
Consolidated Statements of Cash Flows:
Cash provided by operating activities	$3,696	$2,422
Cash flows provided by investing activities	639	690
Cash flows provided by (used in) financing activities	64	(102)

Operating Activities. Cash provided by operating activities increased during the three months ended March 31, 2012 over the same period in 2011. This was directly related to the increased production for both our Financial Intermediary and Appraisal Management segments.

Investing Activities. During the three months ended March 31, 2012, the Company had a large decease in proceeds from paydowns and maturities of securities as compared to the same period last year mainly due to poor performance of the underlying collateral. However, as discussed in Note 5 to the condensed consolidated financial statements, the Company received a large note receivable payment of $1.5 million during the three months ended March 31, 2012. During the three months ended March 31, 2012, the Company acquired a portion of StreetLinks' noncontrolling interest and also purchased a larger amount of property and equipment as compared to the same period in the prior year to support growth in the operating businesses.

Financing Activities. During the three months ended March 31, 2012, the Company received contributions from the Mango noncontrolling interests as part of a capital call compared to distributions to StreetLinks noncontrolling interests during the same period in 2011.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case included NovaStar Mortgage Funding Corporation (“NMFC”) and its individual directors, several securitization trusts sponsored by the Company ("affiliated defendants") and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. Plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff's claims, which the Court granted on March 31, 2011, with leave to amend. Plaintiff filed a second amended complaint on May 16, 2011, and the Company again filed a motion to dismiss. On March 29, 2012, the Court dismissed the plaintiff's second amended complaint with prejudice and without leave to replead. On April 25, 2012, the plaintiff filed a notice of appeal. Because the litigation is procedurally in an early stage, the Company cannot provide an estimate of the range of any loss. The Company believes that the affiliated defendants have meritorious defenses to the case and expects them to defend the case vigorously.
On December 31, 2009, ITS Financial, LLC (“ITS”) filed a complaint against Advent and the Company alleging a breach of contract by Advent for a contract for services related to tax refund anticipation loans and early season loans. ITS does business as Instant Tax Service. The defendants moved the case to the United States District Court for the Southern District of Ohio. The complaint alleged that the Company worked in tandem and as one entity with Advent in all material respects. The complaint also alleged fraud in the inducement, tortious interference by the Company with the contract, breach of good faith and fair dealing, fraudulent and negligent misrepresentation, and liability of the Company by piercing the corporate veil and joint and several liability. The plaintiff referenced a $3.0 million loan made by the Company to ITS and sought a judgment declaring that this loan be subject to an offset by ITS's damages. On September 29, 2010, the Company and Advent answered the complaint and made a counterclaim against ITS for ITS's failure to repay the loan. On February 21, 2011, the Company amended its counterclaim, asserting additional claims against ITS. On October 21, 2011, the Court granted the Company's motion for partial summary judgment on the loan claim and granted a partial summary judgment in favor of the Company with respect to certain claims and damages alleged by ITS. In December 2011, the parties settled the litigation and the case was dismissed. The Company paid no money to the plaintiff, and the plaintiff agreed to a payment to the Company of approximately $3.9 million. Approximately $1.3 million was paid to the Company at the time of the settlement with the remaining balance to be paid in February 2012. In February 2012, the Company agreed to a modification to the settlement; pursuant to the modification, $1.5 million was paid at the time of the modification and approximately $1.2 million will be due in February 2013. See Note 5 to the condensed consolidated financial statements for additional details relating to the note receivable and its collectability.
On July 9, 2010 and on February 11, 2011, Cambridge Place Investment Management, Inc. filed complaints in the Suffolk, Massachusetts Superior Court against NMFC and numerous other entities seeking damages on account of losses associated with residential mortgage-backed securities purchased by plaintiff's assignors. The complaints allege untrue statements and omissions of material facts relating to loan underwriting and credit enhancement. The complaints also allege a violation of Section 410 of the Massachusetts Uniform Securities Act (Chapter 110A of the Massachusetts General Laws). Defendants removed the cases to the United States District Court for the District of Massachusetts, and plaintiff filed motions to remand the cases back to state court. On August 22, 2011, the federal court remanded these cases back to state court, and on October 14, 2011, the plaintiff filed amended complaints. In December 2011, the Company, together with the other defendants in the litigation, filed a joint motion to dismiss the complaints alleging that the plaintiff lacked standing. On March 12, 2012 the court denied the defendants' motion to dismiss for lack of standing, and the defendants have sought an interlocutory appeal of the denial. On April 26, 2012, the defendants filed a joint motion to dismiss the plaintiff's complaints for a failure to state a claim. Because this litigation is procedurally in its early stage, the Company cannot provide an estimate of the range of any loss. The Company believes that NMFC has meritorious defenses to these claims and expects that the cases will be defended vigorously.
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

Item 1A. Risk Factors

Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(dollars in thousands, except per share amounts)

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (A)
January 1, 2012 - January 31, 2012	—	—	—	$1,020
February 1, 2012 - February 29, 2012	—	—	—	$1,020
March 1, 2012 - March 31, 2012	—	—	—	$1,020

(A)
A current report on Form 8-K was filed on October 2, 2000 announcing that the Board of Directors authorized the Company to repurchase its common shares, bringing the total authorization to $9 million. The Company has repurchased $8.0 million to date, leaving approximately $1.0 million of shares that may yet be purchased under the plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Listing

Exhibit No.	Description of Document
10.1	Amended and Restated NovaStar Financial, Inc. 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 6, 2012 (File No. 001-13533))
10.2
Membership Interest Purchase Agreement, dated March 8, 2012, by and between the Company and Steve Haslam (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 9, 2012 (File No. 001-13533))

10.3
Employment Agreement, dated as of March 8, 2012, by and between the Company and Steve Haslam (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 9, 2012 (File No. 001-13533))

10.4
Stock Option Agreement, dated March 8, 2012, by and between the Company and Steve Haslam (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed March 9, 2012 (File No. 001-13533))

10.5
Employment Agreement, dated as of March 2, 2012, by and between the Company and Matthew Lautz (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed March 9, 2012 (File No. 001-13533))

10.6
Employment Agreement, dated as of March 1, 2012, by and between the Company and Brett Monger (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed March 9, 2012 (File No. 001-13533))

10.7
Stock Option Agreement, dated March 8, 2012, by and between the Company and Brett Monger (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed March 9, 2012 (File No. 001-13533))

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
101
The following financial information from NovaStar Financial, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

(1) See Note 13 to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVASTAR FINANCIAL, INC.

DATE:	May 14, 2012	/s/ W. Lance Anderson
W. Lance Anderson, Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

DATE:	May 14, 2012	/s/ Rodney E. Schwatken
Rodney E. Schwatken, Chief Financial Officer
(Principal Financial Officer)

DATE:	May 14, 2012	/s/ Brett A. Monger
Brett A. Monger, Vice President and Chief Accounting Officer
(Principal Accounting Officer)