Form 10-Q
period 2012-06-30
NOVATION COMPANIES, INC.
filed 2012-08-10
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission File Number 001-13533

NOVATION COMPANIES, INC.
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
Yes ☐ No ☒

The number of shares of the Registrant's Common Stock outstanding on August 3, 2012 was 91,479,519.

NOVATION COMPANIES, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2012

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; dollars in thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$17,103	$11,503
Service fee receivable, net of allowance of $196 and $86, respectively	7,718	6,899
Restricted cash	6,378	1,825
Mortgage securities	4,406	3,878
Deferred income tax asset, net	28,952	—
Notes receivable, net of allowance of $1,054 and $0, respectively	590	2,235
Other	1,854	4,124
Total current assets	67,001	30,464
Non-Current Assets
Property and equipment, net of accumulated depreciation	5,627	5,589
Goodwill	5,336	5,336
Deferred income tax asset, net	34,149	152
Other	2,768	3,060
Total non-current assets	47,880	14,137
Total assets	$114,881	$44,601

Liabilities and Shareholders' Equity (Deficit)
Liabilities:
Current Liabilities
Accounts payable	$8,603	$7,077
Accrued expenses	9,203	6,331
Deferred revenue	2,485	1,528
Note payable to related party	1,000	—
Other	40	161
Total current liabilities	21,331	15,097
Non-Current Liabilities
Senior notes	80,679	79,654
Note payable to related party	4,113	—
Other	2,618	2,606
Total non-current liabilities	87,410	82,260
Total liabilities	108,741	97,357

Commitments and contingencies (Note 9)

Shareholders' equity (deficit):
Capital stock, $0.01 par value per share, 120,000,000 shares authorized:
Common stock, 91,479,519 and 91,253,653 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	915	913
Additional paid-in capital	740,210	746,276
Accumulated deficit	(738,644)	(803,400)
Accumulated other comprehensive income	3,784	3,267
Total Novation Companies, Inc. (“NCI”) shareholders' equity (deficit)	6,265	(52,944)
Noncontrolling interests	(125)	188
Total shareholders' equity (deficit)	6,140	(52,756)
Total liabilities and shareholders' equity (deficit)	$114,881	$44,601

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; dollars in thousands, except share and per share amounts)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2012	2011	2012	2011
Income and Revenues:
Service fee income	$96,140	$50,555	$45,807	$25,886
Interest income – mortgage securities	3,245	5,640	1,846	2,622
Total	99,385	56,195	47,653	28,508

Costs and Expenses:
Cost of services	80,872	41,479	39,862	22,584
Selling, general and administrative expense	15,639	10,378	8,184	4,845
Other (income) expense	(873)	1,029	(705)	295
Total	95,638	52,886	47,341	27,724

Other (expense) income	(957)	253	56	162
Interest expense	(1,535)	(1,026)	(800)	(714)

Income (loss) before income tax (benefit) expense	1,255	2,536	(432)	232
Income tax (benefit) expense	(63,107)	50	31	19
Net income (loss)	64,362	2,486	(463)	213
Less: Net income (loss) attributable to noncontrolling interests	(394)	246	(429)	(244)
Net income (loss) attributable to NCI	$64,756	$2,240	$(34)	$457
Earnings Per Share attributable to NCI:
Basic	$0.72	$6.43	$—	$5.55
Diluted	$0.71	$6.43	$—	$5.55
Weighted average basic shares outstanding	90,469,585	13,890,863	90,566,933	16,538,125
Weighted average diluted shares outstanding	91,488,030	13,890,863	91,736,314	16,538,125

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; dollars in thousands)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$64,362	$2,486	$(463)	$213
Other comprehensive income (loss):
Change in unrealized gain on mortgage securities – available-for-sale (Note 10)	517	470	275	643
Total comprehensive income (loss)	64,879	2,956	(188)	856
Comprehensive income (loss) attributable to noncontrolling interests:
Less: Net income (loss) attributable to noncontrolling interests	(394)	246	(429)	(244)
Total comprehensive income attributable to NCI	$65,273	$2,710	$241	$1,100

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited; dollars in thousands)

	Total NCI Shareholders’ Equity (Deficit)
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2011	$913	$746,276	$(803,400)	$3,267	$188	$(52,756)
Compensation recognized under stock compensation plans	—	151	—	—	—	151
Issuance of nonvested shares, 225,866 shares	2	(2)	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	195	195
Distributions to noncontrolling interests	—	—	—	—	(216)	(216)
Acquisition of noncontrolling interests	—	(6,110)	—	—	(3)	(6,113)
Transfer from noncontrolling interests	—	(105)	—	—	105	—
Net income	—	—	64,756	—	(394)	64,362
Other comprehensive income	—	—	—	517	—	517
Balance, June 30, 2012	$915	$740,210	$(738,644)	$3,784	$(125)	$6,140

	Total NCI Shareholders’ Deficit
	Redeemable Preferred Stock	Convertible Participating Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Deficit
Balance, December 31, 2010	$30	$21	$94	$787,363	$(898,195)	$4,411	$(267)	$(106,543)
Compensation recognized under stock compensation plans	—	—	—	190	—	—	—	190
Accumulating dividends on preferred stock	—	—	—	—	(8,428)	—	—	(8,428)
Distributions to noncontrolling interests	—	—	—	—	—	—	(204)	(204)
Transfer from noncontrolling interests	—	—	—	(275)	—	—	275	—
Preferred stock exchange	(30)	(21)	810	(39,896)	95,460	—	—	56,323
Net income	—	—	—	—	2,240	—	246	2,486
Other comprehensive income	—	—	—	—	—	470	—	470
Balance, June 30, 2011	$—	$—	$904	$747,382	$(808,923)	$4,881	$50	$(55,706)

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; dollars in thousands)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$64,362	$2,486
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of mortgage securities	(513)	(1,337)
Provision for bad debt, net	457	—
Amortization of deferred debt issuance costs and senior debentures discount	1,025	559
Fair value adjustments of trading securities, CDO debt and contingent consideration	—	(498)
Loss on disposal of fixed assets	2	234
Compensation recognized under stock compensation plans	151	190
Depreciation expense	1,269	975
Deferred taxes	(63,101)	—
Changes in:
Service fee receivable	(925)	(1,399)
Restricted cash	(4,553)	—
Other current assets and liabilities, net	2,301	(858)
Other noncurrent assets and liabilities, net	(78)	69
Deferred revenue	957	—
Accounts payable and accrued expenses	4,398	2,072
Net cash provided by operating activities	5,752	2,493

Cash flows from investing activities:
Proceeds from paydowns of mortgage securities	502	1,245
Restricted cash, net	31	214
Proceeds from paydowns of notes receivable	1,700	87
Issuance of notes receivable	(55)	—
Purchases of property and equipment	(1,309)	(753)
Net cash provided by investing activities	869	793

Cash flows from financing activities:
Contributions from noncontrolling interests	195	—
Distributions to noncontrolling interests	(216)	(204)
Acquisition of noncontrolling interest	(500)	—
Paydowns of note payable to related party	(500)	—
Payments to preferred stockholders for preferred stock exchange	—	(3,005)
Net cash used in financing activities	(1,021)	(3,209)
Net increase in cash and cash equivalents	5,600	77
Cash and cash equivalents, beginning of period	11,503	12,582
Cash and cash equivalents, end of period	$17,103	$12,659
Continued

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(unaudited; dollars in thousands)

	For the Six Months Ended June 30,
	2012	2011
Cash paid for interest	$510	$1,424
Cash received from income tax refunds	1,974	—
Cash received on mortgage securities – available-for-sale with no cost basis	2,732	4,303
Non-cash investing and financing activities:
Acquisition of noncontrolling interests for note payable	5,613	—
Preferred stock dividends accrued, subsequently eliminated	—	8,428

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the period ended June 30, 2012 (Unaudited)

Note 1. Financial Statement Presentation

Description of Operations – Effective May 23, 2012, NovaStar Financial, Inc. changed its name to Novation Companies, Inc. (“NCI” or the “Company”) to reflect the Company's current business strategy. The Company owns 91% of StreetLinks LLC (“StreetLinks”), a national residential appraisal and mortgage real estate valuation management services company. The Company owned 88% of StreetLinks as of December 31, 2011. See Note 3 to the condensed consolidated financial statements for additional details related to the acquisition. StreetLinks charges a fee for services which is collected from lenders and borrowers. The majority of StreetLinks' business is generated from the management of the appraisal process for its customers. Most of the fee is paid to independent residential appraisers. StreetLinks retains a portion of the fee to cover its costs of managing the process of fulfilling the appraisal order and performing a quality control review of all appraisals. StreetLinks also provides other real estate valuation management services, such as field reviews and value validation.

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

On October 17, 2011, the Company purchased 51% of the equity of Build My Move, LLC ("BMM") for $1.7 million plus future obligations to make additional capital contributions to BMM of up to $0.7 million. BMM changed its name to Mango Moving, LLC ("Mango") subsequent to the Company's purchase. Mango is a start-up company in the “asset-light” third-party logistics provider market, with the goal of providing high-quality long distance residential moves and moving labor services . See Note 3 to the condensed consolidated financial statements for additional details related to the acquisition.

During 2011, the Company completed the exchange of all outstanding shares of its preferred stock for an aggregate of 80,985,600 shares of newly-issued common stock and $3.0 million in cash (the "Recapitalization"). See Note 14 to the condensed consolidated financial statements for additional details.

During 2011, the Company completed an exchange of its junior subordinated debentures for senior debentures (the "Debt Exchange"). See Note 8 to the condensed consolidated financial statements for further details.

Prior to 2011, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage-backed securities. The Company retained, through its mortgage securities investment portfolio, interests in the nonconforming loans it originated and purchased, and through its servicing platform, serviced all of the loans in which it retained interests. The Company discontinued its mortgage lending operations and sold its mortgage servicing rights which subsequently resulted in the closing of our servicing operations. The Company continues to hold the nonconforming residential mortgage securities.

Financial Statement Presentation – The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the period. The Company uses estimates and judgments in establishing the fair value of its mortgage securities, notes receivable, goodwill, and accounting for income taxes, including the determination of the timing of the establishment or release of the valuation allowance related to the deferred tax asset balances and reserves for uncertain tax positions. While the condensed consolidated financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ significantly from those estimates.

Cash equivalents consist of liquid investments with an original maturity of three months or less. Amounts due from banks and credit card companies of $0.9 million and $0.5 million for the settlement of credit card transactions are included in cash and cash equivalents as of June 30, 2012 and December 31, 2011, respectively, as they are generally collected within three business days. Cash equivalents are stated at cost, which approximates fair value.

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

Note 2. New Accounting Pronouncements

In September 2011, the FASB issued Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which amends previous guidance, to allow companies the option of performing a qualitative assessment before completing step one of the impairment test, calculating the fair value of the reporting unit. If the Company determines on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, the two-step impairment test would not be required. The amendments are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The guidance will be in effect for the Company beginning with the annual goodwill impairment tests to be completed in the fourth quarter of 2012 and is not expected to have a material impact on the Company's consolidated financial statements.

Note 3. Business Combinations and Consolidation

On March 8, 2012, Steve Haslam, the Chief Executive Officer of StreetLinks, was appointed the Chief Operating Officer of the Company. As part of the transition of Mr. Haslam to his new position with the Company, and pursuant to the exercise of his rights under his employment agreement with StreetLinks, he sold all of his 1,927 membership units of StreetLinks to the Company pursuant to a Membership Interest Purchase Agreement, dated March 8, 2012, by and between Mr. Haslam and the Company (the “Unit Purchase Agreement”). At the time of the transaction, the 1,927 membership units of StreetLinks represented approximately 5% of the outstanding StreetLinks membership units. The total purchase price under the Unit Purchase Agreement was $6.1 million, of which $0.5 million was paid on March 8, 2012 and $0.5 million was paid on June 30, 2012. The remainder of this obligation is payable as follows: $0.3 million on the last day of each quarter hereafter until March 8, 2016, on which date the unpaid principal balance of $1.6 million is to be paid, plus interest on the unpaid balance at the rate of 4.0% per annum, compounded quarterly. The additional equity interest acquired as a result of this transaction was offset slightly by the issuance of additional StreetLinks membership units to certain Streetlinks employees during the three months ended June 30, 2012. The issuance of these membership units reduced the Company's equity interest in Streetlinks from approximately 93% to approximately 91%.

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

Note 4. Mortgage Securities

As of June 30, 2012 and December 31, 2011, mortgage securities consisted entirely of the Company's investment in the residual securities issued by securitization trusts sponsored by the Company and classified as available-for-sale. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds. See Note 10 to the condensed consolidated financial statements for details on the Company's fair value methodology.

The following table presents certain information on the Company's portfolio of mortgage securities – available-for-sale as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	Cost Basis	Unrealized Gain	Estimated Fair Value	Average Yield (A)
June 30, 2012	$622	$3,784	$4,406	181.0%
December 31, 2011	611	3,267	3,878	237.0

(A)	The average yield is calculated from the cost basis of the mortgage securities and does not give effect to changes in fair value that are reflected as a component of shareholders' equity (deficit.)

There were no other-than-temporary impairments relating to mortgage securities – available-for-sale for the six and three months ended June 30, 2012 and 2011. Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments.

The following table relates to the securitizations where the Company retained an interest in the assets issued by the securitization trust, a variable interest entity or VIE (dollars in thousands):

	Size/Principal Outstanding (A)	Assets on Balance Sheet (B)	Liabilities on Balance Sheet	Maximum Exposure to Loss(C)	Year to Date Loss on Sale	Year to Date Cash Flows (D)
June 30, 2012	$5,893,445	$4,406	$—	$4,406	$—	$3,234
December 31, 2011	6,265,564	3,878	—	3,878	—	5,061

(A)	Size/Principal Outstanding reflects the estimated principal of the underlying assets held by the VIE.

(B)	Assets on balance sheet are securities issued by the entity and are recorded in the mortgage securities line item of the condensed consolidated balance sheets.

(C)	The maximum exposure to loss includes the assets held by the Company. The maximum exposure to loss assumes a total loss on the referenced assets held by the VIE.

(D)	Year to date cash flows are for the six months ended June 30, 2012 and 2011, respectively.

Prior to 2011, the Company executed a securitization of mortgage securities in what is commonly called a Collateralized Debt Obligation (“CDO”). The Company serves as the CDO's asset manager. The collateral for the CDO consisted of subordinated mortgage securities and included securities retained by the Company in its loan securitizations and purchased from third parties. This securitization was structured legally as a sale but for accounting purposes was accounted for as a financing. Accordingly, the CDO assets (securities) and securitization bond financing were included in the Company's consolidated balance sheet. As of June 30, 2012 and December 31, 2011, the fair value of the assets and liabilities was zero.

Note 5. Notes Receivable and Allowance for Doubtful Accounts

The Company has made loans to independent entities that have used the proceeds to finance current and on-going operations. Notes receivable are considered impaired, based on current information and events, if it is probable that the Company will be unable to collect all amounts due that are contractually obligated. The Company determines the required allowance for doubtful accounts using information such as the borrower's financial condition and economic trends and conditions. Recognition of income is suspended and the loan is placed on non-accrual status when management determines that collection of future income is not probable. Accrual is resumed, and previously suspended income is recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded against the receivable and then to any unrecognized income.

The Company charges off uncollectible notes receivable when repayment of contractually-obligated amounts is not deemed to be probable. There were no amounts charged off during the six and three months ended June 30, 2012 and 2011.

Due to the low number of notes receivable, the Company evaluates each note individually for collectability rather than analyzing by class or credit quality indicator. As a result of this review, the Company established a provision for credit losses of $1.1 million for the six months ended June 30, 2012 related to the note receivable due from ITS Financial, LLC (“ITS”), an entity with which it was previously in litigation. During 2011, the Company agreed to settle the litigation. Pursuant to the original settlement agreement, the Company received approximately $1.3 million of the amount due under the note at the time of settlement. A modification to the original settlement agreement was reached in February 2012, whereby the Company received $1.5 million at the time of the modification, with the remaining note balance of approximately $1.1 million plus an additional $0.1 million due in February 2013. In a complaint dated March 28, 2012, the United States Department of Justice ("DOJ") filed lawsuits against ITS and some of its franchisees. The actions claim that ITS was committing tax fraud against the United States Government and extracting excessive fees from the taxpaying customers. The action seeks to shut down the franchises accused of committing fraud and the entire ITS organization. Due to these lawsuits, the Company established a full allowance of $1.1 million against the note as of June 30, 2012. There was no provision made for credit losses during the three months ended June 30, 2012 or the six and three months ended June 30, 2011.

The remaining $0.6 million and $0.7 million of notes receivable outstanding as of June 30, 2012 and December 31, 2011, respectively, was current.

Activity in the allowance for credit losses on notes receivable is as follows for the six and three months ended June 30, 2012 and 2011 (dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2012	2011	2012	2011
Balance, beginning of period	$—	$1,047	$1,054	$1,047
Provision for credit losses	1,054	—	—	—
Balance, end of period	$1,054	$1,047	$1,054	$1,047

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

Maintenance and repairs are charged to expense. Major renewals and improvements are capitalized. Gains and losses on dispositions are credited or charged to earnings as incurred. Depreciation and amortization expense relating to property and equipment was $1.3 million and $0.6 million, respectively, for the six and three months ended June 30, 2012, as compared to $1.0 million and $0.5 million, respectively, for the six and three months ended June 30, 2011.

The following table shows the Company's property and equipment, net as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012	December 31, 2011
Furniture, fixtures and office equipment	$927	$1,216
Hardware and computer equipment	3,332	2,961
Software	7,357	6,887
Leasehold improvements	1,085	352
Total Cost	12,701	11,416
Less: Accumulated depreciation and amortization	(7,074)	(5,827)
Property and equipment, net	$5,627	$5,589

Note 7. Goodwill

As of June 30, 2012 and December 31, 2011, goodwill totaled $5.3 million. There was no goodwill activity for the six and three months ended June 30, 2012 and 2011. Goodwill is tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value. For tax purposes, the goodwill is included in the Company's basis in its investments in StreetLinks and Mango as they are limited liability companies. Therefore, it will be non-deductible for tax purposes as long as the Company holds its investments.

Note 8. Borrowings

Senior Notes – In an effort to improve the Company's liquidity position, on March 22, 2011, the Company entered into agreements that canceled the then existing $78.1 million aggregate principal amount of junior subordinated notes (the “Junior Subordinated Notes”). The Junior Subordinated Notes were replaced by unsecured senior notes pursuant to three indentures (collectively, the “Senior Notes”). The aggregate principal amount of the Senior Debentures is $85.9 million. The Senior Notes accrue interest at a rate of 1.0% until the earlier of (a) the completion of an equity offering by the Company or its subsidiaries that results in proceeds of $40 million or more or (b) January 1, 2016. Thereafter, the Senior Notes will accrue interest at a rate of three-month LIBOR plus 3.5% (the “Full Rate”). Interest on the Senior Notes is paid on a quarterly basis and no principal payments are due until the Senior Notes mature on March 30, 2033.

For accounting purposes the Debt Exchange transactions were considered a modification of a debt instrument as opposed to an extinguishment and new debt. Therefore, the principal amount of the debt will be accreted up to the new principal balance of $85.9 million using the effective interest method from the balance of $80.7 million and $79.7 million as of June 30, 2012 and December 31, 2011, respectively.

The indentures governing the Senior Notes (the “Indentures”) contain certain restrictive covenants (the “Negative Covenants”) subject to certain exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit the Company and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring shares of the Company or its subsidiaries, making payment on debt securities of the Company that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in its subsidiaries or all or substantially all of the assets of its subsidiaries. The Negative Covenants remain in effect until both of the following conditions are met: 1) the Senior Notes begin accruing interest at the Full Rate, and 2) the Company satisfies certain financial covenants (the “Financial Covenants”). Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2)

either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95%. As the Senior Notes were not accruing interest at the Full Rate, the Negative Covenants, as defined above, were still in effect as of June 30, 2012 and December 31, 2011. As such, the Company was under no obligation to comply with the Financial Covenants during these periods.

The Company was in compliance with all Negative Covenants as of June 30, 2012 and December 31, 2011.

Note Payable to Related Party – As discussed in Note 3 to the condensed consolidated financial statements, on March 8, 2012, Steve Haslam sold all of his membership units of StreetLinks to the Company, approximately 5%, on March 8, 2012. The total purchase price was $6.1 million, of which $0.5 million was paid on March 8, 2012 and $0.5 million was paid on June 30, 2012. The remainder of this obligation is payable as follows: $0.3 million on the last day of each quarter until March 8, 2016, on which date the unpaid principal balance of $1.6 million is to be paid, plus interest on the unpaid balance at the rate of 4.0% per annum, compounded quarterly. The Company's obligation is secured by the StreetLinks' interest purchased.

Note 9. Commitments and Contingencies

As discussed in Note 3 to the condensed consolidated financial statements, the Company is obligated to make payments in the future to the former minority owners of Corvisa of up to $1.2 million if revenue targets are achieved. A liability of $0.9 million, based on management’s estimate of the earnings targets being achieved, is included in the other liabilities line item of the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011.

The Company also has contingent obligations related to a separation agreement with a former Mango employee of up to $0.3 million. As of June 30, 2012 and December 31, 2011, there was a liability for this contingent obligation of $0.2 million in the other current liabilities and $0.1 million in the other liabilities line items in the consolidated balance sheets.

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

Pending Litigation.

The Company is a party to various legal proceedings. Except as set forth below, these proceedings are of an ordinary and routine nature.

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
On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case included

NovaStar Mortgage Funding Corporation (“NMFC”) and its individual directors, several securitization trusts sponsored by the Company ("affiliated defendants") and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. Plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff's claims, which the court granted on March 31, 2011, with leave to amend. Plaintiff filed a second amended complaint on May 16, 2011, and the Company again filed a motion to dismiss. On March 29, 2012, the court dismissed the plaintiff's second amended complaint with prejudice and without leave to replead. The plaintiff filed an appeal. Given the court's ruling in an early stage of the litigation, the Company cannot provide an estimate of the range of any loss. The Company believes that the affiliated defendants have meritorious defenses to the case and expects them to defend the case vigorously.
On July 9, 2010 and on February 11, 2011, Cambridge Place Investment Management, Inc. filed complaints in the Suffolk, Massachusetts Superior Court against NMFC and numerous other entities seeking damages on account of losses associated with residential mortgage-backed securities purchased by plaintiff's assignors. The complaints allege untrue statements and omissions of material facts relating to loan underwriting and credit enhancement. The complaints also allege a violation of Section 410 of the Massachusetts Uniform Securities Act (Chapter 110A of the Massachusetts General Laws). Defendants removed the cases to the United States District Court for the District of Massachusetts, and plaintiff filed motions to remand the cases back to state court. On August 22, 2011, the federal court remanded these cases back to state court, and on October 14, 2011, the plaintiff filed amended complaints. In December 2011, the Company, together with the other defendants in the litigation, filed a joint motion to dismiss the complaints alleging that the plaintiff lacked standing. On March 12, 2012 the court denied the defendants' motion to dismiss for lack of standing, and the defendants sought an interlocutory appeal of the denial, which the appellate court declined to hear. On April 26, 2012, the defendants filed a joint motion to dismiss the plaintiff's complaints for a failure to state a claim. Because this litigation is procedurally in its early stage, the Company cannot provide an estimate of the range of any loss. The Company believes that NMFC has meritorious defenses to these claims and expects that the cases will be defended vigorously.
On June 20, 2011, the National Credit Union Administration Board, as liquidating agent of U.S. Central Federal Credit Union, filed an action against NMFC and numerous other defendants in the United States District Court for the District of Kansas, claiming that the defendants issued or underwrote residential mortgage-backed securities pursuant to allegedly false or misleading registration statements, prospectuses, and/or prospectus supplements. On October 12, 2011, the complaint was served on NMFC. On December 20, 2011, NMFC filed a motion to dismiss the plaintiff's complaint and to strike certain paragraphs of the complaint. On July 25, 2012 the court granted the motion in part and denied the motion in part. Plaintiff was granted leave to amend the complaint. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that NMFC has meritorious defenses to the case and expects it to defend the case vigorously.
On May 30, 2012, Woori Bank filed an action against NovaStar ABS CDO I, Inc. and NovaStar ABS CDO I, Ltd. (collectively, “NCDO”) and certain other unrelated entities in the United States District Court for the Southern District of New York, claiming common law fraud, negligent misrepresentation and unjust enrichment based on allegations that defendants knew that NCDO securities purchased by plaintiff involved more risk than their ratings suggested. On July 30, 2012, NCDO filed a motion to dismiss plaintiff's complaint against NCDO. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that NCDO has meritorious defenses to the case and expects NCDO to defend the case vigorously.

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

The following tables present for each of the fair value hierarchy levels, the Company's assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage securities – available-for-sale	$4,406	$—	$—	$4,406

Liabilities:
Contingent consideration (A)	$1,154	$—	$—	$1,154

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

Valuation Methods and Processes

The Company estimates the fair value of all items subject to fair value accounting using present value techniques and generally does not have the option to choose other valuation techniques for these items. There have been no significant changes to the Company's financial statements as a result from changes to the Company's valuation techniques as of June 30, 2012 compared to December 31, 2011.

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

Description	Valuation Techniques	Significant Unobservable Inputs	Range
Assets:
Mortgage securities – available-for-sale	Present value analysis	Prepayment rates	5.2% – 9.5%
		Weighted average life (years)	2.0 – 2.0
Liabilities:
Contingent consideration	Present value analysis	Revenue growth	2.3% – 2.5%
		Discount rate	15.0% – 15.0%

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

The following tables provide a reconciliation of the beginning and ending balances for the Company's mortgage securities – available-for-sale which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six and three months ended June 30, 2012 and 2011 (dollars in thousands):

	For the Six Months Ended June 30,
	2012	2011
Balance, beginning of period	$3,878	$4,580
Increases (decreases) to mortgage securities – available-for-sale:
Accretion of income (A)	513	636
Proceeds from paydowns of securities (A)	(502)	(757)
Mark-to-market value adjustment	517	470
Net increases (decreases) to mortgage securities – available-for-sale	528	349
Balance, end of period	$4,406	$4,929

(A) Cash received on mortgage securities with no cost basis was $2.7 million and $4.3 million for the six months ended June 30, 2012 and 2011, respectively.

	For the Three Months Ended June 30,
	2012	2011
Balance, beginning of period	$4,085	$4,300
Increases (decreases) to mortgage securities – available-for-sale:
Accretion of income (A)	264	409
Proceeds from paydowns of securities (A)	(218)	(423)
Mark-to-market value adjustment	275	643
Net increases (decreases) to mortgage securities – available-for-sale	321	629
Balance, end of period	$4,406	$4,929

(A) Cash received on mortgage securities with no cost basis was $1.6 million and $1.9 million for the three months ended June 30, 2012 and 2011, respectively.

There was no activity during the six and three months ended June 30, 2012 for the Company's mortgage securities – trading as they were determined to have no value as of December 31, 2011. The following table provides a reconciliation of the beginning and ending balances for the Company's mortgage securities – trading which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six and three months ended June 30, 2011 (dollars in thousands):

	For the Six Months Ended June 30, 2011	For the Three Months Ended June 30, 2011
Balance, beginning of period	$1,198	$1,358
Increases (decreases) to mortgage securities – trading:
Accretion of income	701	326
Proceeds from paydowns of securities	(488)	(229)
Mark-to-market value adjustment	(987)	(1,031)
Net increase to mortgage securities – trading	(774)	(934)
Balance, end of period	$424	$424

The following table provides a summary of the impact to earnings for the six and three months ended June 30, 2012 and 2011 from the Company's assets and liabilities which are measured at fair value on a recurring and nonrecurring basis (dollars in thousands):

		Fair Value Adjustments for the
		Six Months Ended June 30,		Three Months Ended June 30,
Asset or Liability Measured at Fair Value	Fair Value Measurement Frequency	2012	2011	2012	2011	Statement of Operations Line Item Impacted
Mortgage securities – trading	Recurring	$—	$(987)	$—	$(1,031)	Other income (expense)
Contingent consideration (A)	Nonrecurring	—	150	—	150	Other income (expense)
Asset-backed bonds secured by mortgage securities	Recurring	—	1,335	—	1,113	Other income (expense)
Total fair value gains (B)		$—	$498	$—	$232

(A) The contingent consideration represents the estimated fair value of the additional potential earn-out opportunity payable in connection with the acquisition of Corvisa that is contingent and based upon certain future earnings targets.
(B) The Company did not have any impairments relating to mortgage securities – available-for-sale or fair value adjustments relating to the contingent consideration for the six and three months ended June 30, 2012 and 2011.

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

The estimated fair values of the Company's financial instruments are as follows as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	As of June 30, 2012		As of December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Restricted cash	$7,434	$7,352	$2,912	$2,836
Mortgage securities – available-for-sale	4,406	4,406	3,878	3,878
Financial liabilities:
Senior notes	$80,679	$10,952	$79,654	$10,273
Note payable to related party	5,113	3,257	—	—

For the items in the table above not measured at fair value in the statement of financial position but for which the fair value is disclosed, the fair value has been estimated using Level 3 methodologies, based on significant unobservable inputs that are supported by little or no market activity, such as discounted cash flow calculations based on internal cash flow forecasts. No assets or liabilities have been transferred between levels during any period presented.

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

Note payable to related party – The fair value of the note payable to related party is estimated by discounting future projected principal and interest payment cash flows using a discount rate commensurate with the risks involved. As of June 30, 2012, the future projected interest payments were calculated assuming the stated rate of 4.0% per annum until maturity in March 2016.

Note 11. Income Taxes

The Company had a deferred tax asset of $286.4 million as of December 31, 2011 which had been reduced by a full valuation allowance. After evaluating positive and negative evidence available as of June 30, 2012, the Company determined that it is more likely than not that it will realize a portion of its deferred tax assets. The Company's analysis was significantly influenced by the fact that it reached three years of cumulative positive earnings in the first quarter of 2012. The Company, therefore, released a portion of its valuation allowance and recognized a net deferred tax asset of approximately $63.1 million on its balance sheet as of June 30, 2012. The Company recorded an income tax benefit of $63.1 million for the six months ended June 30, 2012 for the portion of the change in valuation allowance arising from expected realization of deferred tax assets in future years. Activity for the three months ended June 30, 2012 was not significant. The Company will continue to assess the need for a valuation allowance in future periods.

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

The change in unrealized gain on mortgage securities – available-for-sale in the condensed consolidated statements of comprehensive income is not shown net of taxes as the Company has a valuation allowance recorded on a portion of its deferred tax assets.

Note 12. Segment Reporting

During the three months ended June 30, 2012, the Company changed its segment reporting structure by including Logistics as a separate operating unit. Historically, this segment has been aggregated with the Corporate operating segment based on the insignificant results of its operations. Due to recent and expected growth of the Logistics segment management deems it appropriate to segregate this segment. Prior period comparatives have not been updated to reflect this change in segmentation as the operations of this segment are not material.

The Company reviews, manages and operates its business in four segments: Corporate, Appraisal Management, Financial Intermediary, and Logistics. Corporate operating results include mortgage securities retained from securitizations and corporate general and administrative expenses. Appraisal Management operations include the service fee income and related expenses from the Company's majority-owned subsidiary, StreetLinks. The Financial Intermediary segment consists of the financial settlement service fee income and related expenses from a majority-owned subsidiary of the Company, Advent. The Logistics segment represents service fee income and related expenses from the Company's majority-owned subsidiary, Mango. Management evaluates segment performance based on income before income taxes, which is prior to the allocation of losses attributable to the noncontrolling interests.

The following is a summary of the operating results of the Company's segments for the six and three months ended June 30, 2012 and 2011 and a summary of their financial positions as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	Corporate	Appraisal Management	Financial Intermediary	Logistics	Eliminations	Total
For the Six Months Ended June 30, 2012
Service fee income	$4,333	$84,529	$9,007	$2,615	$(4,344)	$96,140
Interest income	3,736	—	—	—	(491)	3,245
Interest expense	1,535	19	472	—	(491)	1,535
Depreciation and amortization expense (A)	136	921	47	165	—	1,269
Income (loss) before income tax benefit	(587)	3,110	436	(1,704)	—	1,255
Additions to long-lived assets	547	550	73	139	—	1,309

As of June 30, 2012
Total assets (B) (C)	$98,175	$20,019	$6,977	$3,999	$(14,289)	$114,881

(A) Amounts are included in the cost of services and selling, general and administrative expense line items of the condensed consolidated statements of operations.
(B) Logistics segment includes goodwill of $2.2 million resulting from the acquisition of Mango.
(C) Appraisal Management segment includes goodwill of $3.2 million resulting from the acquisition of StreetLinks.

The intersegment service fee income consists of a guaranty fee of approximately $1.0 million paid by the Financial Intermediary segment to the Corporate segment for Corporate's guarantee of the Financial Intermediary segment's performance under its contract with its banking partner. It also includes fees charged by the Corporate segment to the Appraisal Management, Financial Intermediary, and Logistics segments for operational support provided by the Corporate segment's employees. The intersegment interest income and interest expense consists of interest charged by the Corporate segment to the Appraisal Management, Financial Intermediary, and Logistics segments for borrowings.

	Corporate	Appraisal Management	Financial Intermediary	Eliminations	Total
For the Six Months Ended June 30, 2011
Service fee income	$—	$44,041	$6,514	$—	$50,555
Interest income	5,640	—	—	—	5,640
Interest expense	1,026	—	—	—	1,026
Depreciation and amortization expense (A)	88	846	41	—	975
Income (loss) before income tax benefit	(1,376)	2,089	1,823	—	2,536
Additions to long-lived assets	18	728	7	—	753

As of December 31, 2011
Total assets (B) (C)	$34,657	$17,197	$2,261	$(9,514)	$44,601

(A) Amounts are included in the cost of services and selling, general and administrative expense line items of the condensed consolidated statements of operations.
(B) Corporate segment includes goodwill of $2.2 million resulting from the acquisition of Mango.
(C) Appraisal Management segment includes goodwill of $3.2 million resulting from the acquisition of StreetLinks.

	Corporate	Appraisal Management	Financial Intermediary	Logistics	Eliminations	Total
For the Three Months Ended June 30, 2012
Service fee income	$1,989	$42,792	$1,014	$2,012	$(2,000)	$45,807
Interest income	2,096	—	—	—	(250)	1,846
Interest expense	800	9	241	—	(250)	800
Depreciation and amortization expense (A)	79	465	25	72	—	641
Income (loss) before income tax benefit	(111)	1,538	(1,136)	(723)	—	(432)
Additions to long-lived assets	258	249	49	117	—	673

(A) Amounts are included in the cost of services and selling, general and administrative expense line items of the condensed consolidated statements of operations.

	Corporate	Appraisal Management	Financial Intermediary	Eliminations	Total
For the Three Months Ended June 30, 2011
Service fee income	$—	$25,155	$731	$—	$25,886
Interest income	2,622	—	—	—	2,622
Interest expense	714	—	—	—	714
Depreciation and amortization expense (A)	45	424	6	—	475
Income (loss) before income tax benefit	(442)	1,438	(764)	—	232
Additions to long-lived assets	2	599	3	—	604

(A) Amounts are included in the cost of services and selling, general and administrative expense line items of the condensed consolidated statements of operations.

Note 13. Earnings per Share

Earnings per share was calculated using the treasury method for all periods presented. For the six and three months ended June 30, 2011, this calculation included the Company's 9.0% Series D1 Mandatory Convertible Preferred Stock, par value $0.01 per share (the "Series D Preferred Stock"), which was assumed to be converted to 1,875,000 shares of common stock that shared in distributions with common shareholders on a 1:1 basis through the date of the Recapitalization.

The computations of basic and diluted earnings per share for the six and three months ended June 30, 2012 and 2011 (dollars in thousands, except share and per share amounts) are as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income	$64,362	$2,486	$(463)	$213
Less income attributable to noncontrolling interests	(394)	246	(429)	(244)
Dividends on preferred shares	—	(8,428)	—	(4,138)
Net effect of the Recapitalization (A)	—	95,460	—	95,460
Income (loss) available to common shareholders	$64,756	$89,272	$(34)	$91,779

Denominator:
Weighted average common shares outstanding – basic	90,469,585	13,890,863	90,566,933	16,538,125

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	90,469,585	13,890,863	90,566,933	16,538,125
Stock options	596,928	—	814,455	—
Nonvested shares	421,517	—	354,926	—
Weighted average common shares outstanding – dilutive	91,488,030	13,890,863	91,736,314	16,538,125

Basic earnings per share:
Net income	$0.71	$0.18	$(0.01)	$0.01
Less income attributable to noncontrolling interests	(0.01)	0.02	(0.01)	(0.01)
Dividends on preferred shares	—	(0.60)	—	(0.25)
Net effect of the Recapitalization (A)	—	6.87	—	5.78
Net income (loss) available to common shareholders	$0.72	$6.43	$—	$5.55

Diluted earnings per share:
Net income	$0.70	$0.18	$(0.01)	$0.01
Less income attributable to noncontrolling interests	(0.01)	0.02	(0.01)	(0.01)
Dividends on preferred shares	—	(0.60)	—	(0.25)
Net effect of the Recapitalization (A)	—	6.87	—	5.78
Net income (loss) available to common shareholders	$0.71	$6.43	$—	$5.55

(A)
The net effect of the Recapitalization includes amounts attributable to the Series C Offer and the Series D Exchange and was calculated in accordance with applicable Earnings per Share guidance. The Series C Offer amount is calculated as the difference between (1) the fair value of the consideration transferred to the holders of the Series C Preferred Stock and (2) the carrying amount of the Series C Preferred Stock. The Series D Exchange amount consists of the excess of (1) the fair value of all securities and other consideration transferred by the Company to the Series D Holders over (2) the fair value of securities issuable pursuant to the original conversion terms. See Note 14 to the condensed consolidated financial statements for further details.

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

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2012	2011	2012	2011
Number of stock options	6,311	547	7,131	724
Weighted average exercise price of stock options	$1.11	$11.53	$0.79	$8.83

During the first three months of the six months ended June 30, 2012, the Company granted 6.9 million options to purchase shares of Common Stock at a weighted average exercise price of $0.77. The weighted average impact of 5.3 million shares and 6.0 million shares are included in the table above for the six and three months ended June 30, 2012, respectively. Of the 6.9 million total options granted, 5.3 million relate to a non-discretionary anti-dilution provision adjustment to preserve the benefits and potential benefits of grants issued prior to the Recapitalization. These options maintained the original exercise prices and vesting terms of the respective initial grants. There were no options granted during the three months ended June 30, 2012.

The Company had approximately 0.9 million and 30,000 of additional nonvested shares outstanding as of June 30, 2012 and June 30, 2011, respectively which have original cliff vesting schedules ranging between five and ten years. Of these, approximately 0.6 million shares were not included in the calculation of earnings per share for the six and three months ended June 30, 2012, while 30,000 nonvested shares were not included in the calculation of earnings per share for the six and three months ended June 30, 2011, because they were anti-dilutive.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Statements in this report regarding Novation Companies, Inc. and its business, that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events and that do not relate solely to historical matters and include statements regarding management's beliefs, estimates, projections, and assumptions with respect to, among other things, our future operations, business plans and strategies, as well as industry and market conditions, all of which are subject to change at any time without notice. Words such as "believe," "expect," "anticipate," "promise," "plan," and other expressions or words of similar meanings, as well as future or conditional auxiliary verbs such as "would," "should," "could," or "may" are generally intended to identify forward-looking statements. Actual results and operations for any future period may vary materially from those discussed herein. Some important factors that could cause actual results to differ materially from those anticipated include: our ability to manage our business; variability in the home mortgage or refinancing market that affects the demand for real estate appraisal services; changes in the regulatory environments within which our subsidiaries operate; our ability to develop new relationships and maintain existing relationships with both customers and business partners; decreases in cash flows from our mortgage securities; our ability to remain in compliance with the agreements governing our indebtedness; the outcome of litigation actions pending against us or other legal contingencies; our compliance with applicable local, state and federal laws and regulations; compliance with new accounting pronouncements; the impact of general economic conditions; and the risks that are from time to time included in our filings with the Securities and Exchange Commission (“SEC”), including this report on Form 10-Q. Other factors not presently identified may also cause actual results to differ. This report on Form 10-Q speaks only as of its date and we expressly disclaim any duty to update the information herein except as required by applicable law.

Executive Overview
The following Management's Discussion and Analysis of Financial Condition and Operating Results (“MD&A”)
should be read in conjunction with the preceding unaudited condensed consolidated financial statements of Novation Companies, Inc. and its subsidiaries (the “Company,” ”Novation,” “NCI,” “we” or “us”) and the notes thereto as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2011. MD&A includes the following sections:

•	Corporate Overview, Background and Strategy – a brief overview of our business, current strategy, and significant recent events.

•
Critical Accounting Policies – an update, since December 31, 2011, of our discussion accounting policies that impact our financial statements and involve a high degree of judgment or complexity. This section also includes the impact of new accounting standards.

•
Consolidated Results of Operations – an analysis of our results of operations for the six and three months ended June 30, 2012 as presented in our unaudited Condensed Consolidated Financial Statements.

•
Segment Results of Operations – an analysis of our results of operations for the six and three months ended June 30, 2012 as presented in our unaudited Condensed Consolidated Financial Statements for our reporting segments.

•	Liquidity and Capital Resources – an analysis of our cash flows and financial commitments.

Corporate Overview, Background and Strategy
Our Business
We are a Maryland corporation formed on September 13, 1996. Effective May 23, 2012, we changed our name to Novation Companies, Inc. to reflect our current business strategy. We own 91% of StreetLinks LLC (“StreetLinks”), a national residential appraisal and real estate valuation management company. StreetLinks collects fees from lenders and borrowers in exchange for residential appraisals and other valuation services. Typically, the appraisal or other valuation service is provided by an independent contractor. Most of the fee is passed through to the contractor. StreetLinks retains a portion of the fee to cover its costs of managing the process of fulfilling the order and, for some services, performing a quality control review of the independent appraisal. StreetLinks also provides a technology product to lenders whereby the lender may manage its own appraisal process and a fee is earned per transaction processed by the lender.

We own 78% of Advent Financial Services LLC (“Advent”). Advent provides financial settlement services, for income tax preparation businesses and also provides access to tailored banking accounts, small dollar banking products and related services to meet the needs of low and moderate-income level individuals. Advent is not a bank but acts as an intermediary for banking products on behalf of other banking institutions. A primary distribution channel of Advent's bank products is by way of settlement services to electronic income tax return originators. Advent provides a process for the originators to collect refunds from the Internal Revenue Service, distribute fees to various service providers and deliver the net refund to individuals. Individuals may elect to have the net refund dollars deposited into a bank account offered through Advent. Individuals also have the option to have the net refund dollars paid by check or to an existing bank account. Regardless of the settlement method, Advent receives a fee from the originator for providing the settlement service. Advent receives fees from banking institutions and from the bank account owner for services related to the use of the funds deposited to Advent-offered bank accounts.

We own 51% of Mango Moving, LLC. Mango is an "asset-light" third party logistics provider of long-distance residential moves and moving labor services.

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

The Company's condensed consolidated financial statements as of June 30, 2012 and for the six and three months ended June 30, 2012 and 2011 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements.

Our Strategy
Management is focused on building its operating subsidiaries, all of which are early-stage businesses in the technology-enabled services sector. If and when opportunities arise, we intend to use available cash resources to invest in or start businesses that can generate income and cash.

The key performance measures for executive management are:

•	generating income and long-term value for our shareholders, and

•	maintaining and/or generating adequate liquidity to sustain us and allow us to take advantage of acquisition opportunities.

The following key performance metrics are derived from our condensed consolidated financial statements for the periods presented and should be read in conjunction with the more detailed information therein and with the disclosure included in this report under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Table 1 – Summary of Financial Highlights and Key Performance Metrics (dollars in thousands; except per share amounts)

	For the Six Months Ended June 30,
	2012	2011
Net income available to common shareholders per diluted share	$0.71	$6.43

	June 30, 2012	December 31, 2011
Unrestricted cash and cash equivalents	$17,103	$11,503

Significant Recent Events
As of June 30, 2012, the Company determined that it is more likely than not that it will realize a portion of its deferred tax assets. Therefore, the Company released $63.1 million of its valuation allowance for the six months ended June 30, 2012, which resulted in a net deferred tax asset of $63.1 million as of June 30, 2012. See Note 11 to the condensed consolidated financial statements for further details.

Steve Haslam, the Company's Chief Operating Officer, sold all of his membership units, representing approximately 5% of the outstanding units of StreetLinks, to the Company on March 8, 2012. The total purchase price was $6.1 million, $1.0 million of which was paid during the six months ended June 30, 2012. The remainder is payable as follows: $0.3 million on the last day of each quarter until March 8, 2016, on which date the unpaid principal balance of $1.6 million is to be paid, plus interest on the unpaid balance at the rate of 4.0% per annum, compounded quarterly.

Critical Accounting Policies
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

Impact of Recently Issued Accounting Pronouncements
In September 2011, the FASB issued Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which amends previous guidance, to allow companies the option of performing a qualitative assessment before completing step one of the impairment test, calculating the fair value of the reporting unit. If the Company determines on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, the two-step impairment test would not be required. The amendments are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The guidance will be in effect for the Company beginning with the annual goodwill impairment tests to be completed in the fourth quarter of 2012 and is not expected to have a material impact on the Company's consolidated financial statements.

Consolidated Results of Operations
Service Fee Income and Cost of Services
See discussion within the Segment Results of Operations section below.

Interest Income – Mortgage Securities
The interest on the mortgage securities we own has decreased when comparing the six and three months ended June 30, 2012 to the same periods in 2011 as the cash flow on the securities have decreased mainly due to poor performance of the underlying collateral. Management expects that the interest income and cash flow from these securities will continue to decline as the underlying loan collateral is written down or off.

Selling, General and Administrative
Selling, general and administrative expenses have increased to $15.6 million and $8.2 million for the six and three months ended June 30, 2012, respectively, from $10.4 million and $4.8 million for the same periods in 2011. This increase was driven by the acquisition of Mango, as it was acquired in the fourth quarter of 2011 and threfore its results are not included for the six and three months ended June 30, 2011. The increase was also due to growth across all operating segments along with the Corporate segment and the increased workforce and infrastructure to help support the existing and expected increase in operations.

Interest Expense
Interest expense has increased to $1.5 million and $0.8 million for the six and three months ended June 30, 2012 from $1.0 million and $0.7 million for the six and three months ended June 30, 2011. The increase is due to the accretion of the debt discount to the higher principal balance of the Senior Notes. See Note 8 to the condensed consolidated financial statements for further details.

Income Tax Benefit
During the six months ended June 30, 2012, the Company released $63.1 million of its valuation allowance against its deferred tax assets. See Note 11 to the condensed consolidated financial statements for further details.

Segment Results of Operations
Appraisal Management
We manage the process of residential home appraisals for our customers, generally residential mortgage lenders. We earn fees when our service is completed and the appraisal is delivered to our customer. We also provide other valuation services and provide transaction-based technology for mortgage lenders to manage their own appraisal process. Fee revenue is directly related to the number of completed orders or transactions. Cost of services includes the direct cost of the appraisal or other service, when applicable, which is paid to an independent party, and the internal costs directly associated with completing the appraisal order. The internal costs include compensation and benefits, office administration, depreciation of equipment used in the production process, and other expenses necessary to the production process.

Following is an analysis of the results of operations from the Appraisal Management segment.

Table 2 – Appraisal Management Segment Operations (dollars in thousands, except unit and per unit amounts)

	For the Six Months Ended June 30,				For the Three Months Ended June 30,
	2012		2011		2012		2011
	Total	%	Total	%	Total	%	Total	%
Service fee income:
Full service appraisal management	$83,827	99.2%	$43,637	99.1%	$42,396	99.1%	$24,942	99.2%
Other valuation services and transactions	702	0.8	404	0.9	396	0.9	213	0.8
Total service fee income	84,529	100.0	44,041	100.0	42,792	100.0	25,155	100.0

Cost of services	75,714	89.6	38,723	87.9	38,288	89.5	22,029	87.6
Selling, general and administrative expense	5,709	6.8	3,371	7.7	2,970	6.9	1,850	7.3
Other expense	1	—	25	0.1	1	—	(5)	—

Other income, net	5	—	167	0.4	5	—	157	0.6

Net income before income taxes	$3,110	3.6%	$2,089	4.7%	$1,538	3.6%	$1,438	5.7%

Completed orders:
Full service appraisal management	218,878		118,999		111,260		67,883
Other valuation services and transactions	38,002		10,452		21,077		5,897

Service Fee Income
The large increase in service fee income in the Appraisal Management segment is directly related to the increase in completed orders and transactions. The substantial increase in order volume is mainly due to our sales efforts, which led to increases in the number of mortgage lender customers, along with gaining additional order volume from existing customers.

Cost of Services
As a percentage of service fee income, direct costs of services are consistent when comparing the six and three months ended June 30, 2012 to the same periods in 2011. This is due to the fact that fees charged by appraisers have largely remained unchanged. The indirect cost of services have also remained fairly consistent as a percentage of revenues. Changes in the fee income and cost of service per unit, and therefore net margin, from period to period may be impacted by the mix of the appraisal products completed, as margins for other valuation and transaction-based services are significantly different from full service appraisal management services.

Selling, General and Administrative
The selling, general and administrative expenses are higher when comparing the six and three months ended June 30, 2012 to the same periods in 2011. However, as a percentage of service fee income, these expenses are lower as many of these costs have not increased proportionate to production. A significant portion of these amounts are related to compensation and benefits for administrative and sales employees which have increased but at a slightly slower rate than revenue.

Financial Intermediary
We earn fees for providing financial settlement services to income tax preparation businesses and consumers. Settlement services are facilitated through arrangements we have made with other independent financial service providers, including our bank partners and data exchange managers. Settlement services consist mainly of collecting income tax refunds on behalf of our customers, distributing fees to independent service providers and delivering the refund, net of fees, to the individual taxpayer. As the majority of our business is directly related to income tax refunds, a significant portion of the financial intermediary's operations occur during the first quarter of each year.

Although we are not a bank, we also provide distribution for a bank to tailored banking accounts, small dollar banking products and related services. We are paid a fee from the bank based on the customers' account activity. In the analysis below, we have included all accounts opened (titled banking accounts enrolled), regardless of whether the account was used and generated fees. Cost of Services includes the direct cost related to providing services, which includes fees to third-party vendors performing services on our behalf. Additionally, internal costs directly associated with completing our services are included in Cost of Services. The internal costs include compensation and benefits of employees, office administration, depreciation of equipment used in the production process, and other expenses necessary to complete services performed.

Following is an analysis of the results of operations from the Financial Intermediary segment.

Table 3 – Financial Intermediary Segment Operations (dollars in thousands, except unit and per unit amounts)

	For the Six Months Ended June 30,				For the Three Months Ended June 30,
	2012		2011		2012		2011
	Total	%	Total	%	Total	%	Total	%
Service fee income:
Settlement	$8,074	89.6%	$5,795	89.0%	$793	78.2%	$544	74.4%
Banking account distribution	933	10.4	719	11.0	221	21.8	187	25.6
Total service fee income	9,007	100.0	6,514	100.0	1,014	100.0	731	100.0
								—
Cost of services	4,880	54.2	2,756	42.3	1,003	98.9	555	75.9
Selling, general and administrative expense	2,207	24.5	1,731	26.6	906	89.3	940	128.6
Guaranty fees - NCI	1,012	11.2	—	—	—	—	—	—
Interest expense - NCI	472	5.3	204	3.1	241	23.8	—	—
Total expenses	8,571	95.2	4,691	72.0	2,150	212.0	1,495	204.5
Net income (loss) before income taxes	$436	4.8%	$1,823	28.0%	$(1,136)	(112.0)%	$(764)	(104.5)%

Settlements of federal income tax refunds (A)	569,167		313,063		51,571		28,618
Banking accounts enrolled	42,280		36,621		3,412		4,215

(A) Advent processes both federal and state income tax refunds. However, many taxpayers have no state refund and others may have more than one state tax refund. For this analysis, the number of state refunds have not been included. The number of federal income tax refunds generally represents the number of individual taxpayers using Advent services.

Service Fee Income
The large increase in service fee income in the Financial Intermediary segment is due to a significant increase in the number of settlements and enrollments, which was driven by continued sales and marketing efforts coupled with our current strategy to drive transaction volume through a reduction in our settlement and other service fee rates. We hope this will attract not only additional customers, but also additional business partners through which we can promote our services.

Cost of Services
The increase in cost of services for the six and three months ended June 30, 2012 when compared to the same periods in 2011 is due to the increased transaction volume over the same period. The increase in cost of services as a percentage of service fee income is due primarily to the Financial Intermediary segment's current strategy. While this strategy has driven additional service fee income dollars and volume, this strategy has also reduced margins during the six and three months ended June 30, 2012. In addition, this segment had higher operational costs than we expect to incur in the long term, as we continue to grow this business and supporting functions. Management of this segment is in the process of evaluating operations with the intent to increase margin in future periods.

Selling, General and Administrative
Selling, general and administrative expenses were higher during the six and three months ended June 30, 2012 when compared to the same periods in 2011. The Financial Intermediary segment incurred additional costs to administer the settlement programs, including compensation and related expenses for non-production staff and fees for professional services.

Guarantee Fees and Interest Expense
During the quarter ended March 31, 2012, NCI charged a guaranty fee of approximately $1.0 million to the Financial Intermediary segment for NCI's guarantee of Advent's performance under its contract with its settlement services banking partner. Interest was also charged on amounts borrowed from NCI.

Logistics
We provide affordable long-distance moves and moving labor services via our nationwide network of licensed, independent moving professionals. Service fee income is directly related to the number of completed moves. Cost of services includes the direct costs of a move (such as loading, transportation, and unloading services), which are paid to independent parties, and the internal costs directly associated with completing a move. The internal costs include compensation and benefits, office administration, depreciation of equipment used in the production process, and other expenses necessary to complete the production process.

As discussed in Note 12, prior period comparatives for this segment have not been updated, as Mango was acquired during the fourth quarter of 2011 and therefore there are no results included in the Company's results for the six and three month periods ended June 30, 2011. As such, the following discussion regarding the results of operations of this segment will focus primarily on the activity within this segment for the six and three month periods ended June 30, 2012.

Table 4 – Logistics Segment Operations (dollars in thousands, except unit and per unit amounts)

	For the Six Months Ended June 30, 2012		For the Three Months Ended June 30, 2012
	Total	%	Total	%
Service fee income:
Labor-only	$1,384	52.9%	$1,042	51.8%
Direct-to-consumer	946	36.2	756	37.6
Transportation-only and other	285	10.9	214	10.6
Total service fee income	2,615	100.0	2,012	100.0

Cost of services	2,586	98.9	1,740	86.5
Selling, general and administrative expense	1,702	65.1	995	49.4
Other expense	31	1.2	—	—
Total expenses	4,319	165.2	2,735	135.9
Net loss before income taxes	$(1,704)	(65.2)%	$(723)	(35.9)%

Completed moves:
Labor-only	2,501		1,736
Direct-to-consumer	277		234
Transportation-only and other	48		41

Service Fee Income
Service fee income in the Logistics segment is directly related to the number of moves completed by Mango. Completed moves are tracked by three verticals; labor-only, direct-to-consumer, and transportation-only and other. Labor-only consists of labor services referred through third parties that offer portable moving and self-storage solutions to consumers. Direct-to-consumer moves are full-service moves that are offered directly to consumers. Leads for these types of moves are generally obtained through Internet sources. Transportation-only and other moves consist of services provided to third parties' customers when they cannot fulfill the transportation with their own transportation fleet. This vertical also includes corporate relocation services provided to employees and clients of our corporate partners. The substantial increase in move volume during the current year is due primarily to our sales and marketing efforts and the seasonality of the moving business.

Cost of Services
Generally, the large increase in direct costs of services is due to the substantial increase in move volume. Changes in the fee income and cost of service per unit, and therefore the net margin, from period to period may be impacted by the mix of the completed moving services and storage solutions.

Selling, General and Administrative
As the Logistics segment is still in the early stages of development, selling, general and administrative expenses are significantly higher as a percentage of service fee income than we would anticipate going forward. As we continue to grow and develop this business, we anticipate this percentage will decline, as many of these costs do not increase proportionate to production.

Liquidity and Capital Resources
As of June 30, 2012, we had approximately $17.1 million in unrestricted cash and cash equivalents and $7.4 million of restricted cash, $6.4 million of which is included in the other current assets line item of the condensed consolidated balance sheets and $1.1 million in the other noncurrent assets line item. The bank that provides financial settlement services for Advent requires cash collateral in an account and its release is subject to contractual requirements. The balance in this account increased from December 31, 2011 due to the high volume of transactions that Advent processed during the six months ended June 30, 2012; $4.7 million was subsequently released from restriction in July 2012.

Service fee income was a substantial source of our cash flows during the six months ended June 30, 2012. We have had significant growth during the six months ended June 30, 2012 as compared to the same period in 2011, and are currently projecting an increase in service fee income over the course of the next year as we continue to increase our customer base, although we cannot assure the same rate of growth that we have experienced will continue in future periods. Our current projections indicate that sufficient cash and cash flows are and will be available to meet payment needs. However, our mortgage securities cash flows are volatile and uncertain, and the amounts we receive could vary materially from our projections though we believe that the increased cash flows from operations will offset any reduction in our mortgage securities cash flows. As discussed under the heading “Item 1. Legal Proceedings” of Part II of this report, we are the subject of various legal proceedings, the outcomes of which are uncertain. We may also face demands in the future that are unknown to us today related to our legacy lending and servicing operations. However, management believes that its current operations and its cash availability are sufficient for the Company to discharge its liabilities and meet its commitments in the normal course of business.

The indentures governing the Senior Notes (the “Indentures”) contain restrictive covenants (the “Negative Covenants”) subject to exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit NCI and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring our shares or equity in our subsidiaries, making payment on our debt securities that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in our subsidiaries or all or substantially all of the assets of our subsidiaries. The Senior Notes accrue interest at a rate of 1.0% until the earlier of (a) the completion of an equity offering by NCI or our subsidiaries that results in proceeds of $40 million or more or (b) January 1, 2016. Thereafter, the Senior Notes will accrue interest at a rate of three-month LIBOR plus 3.5% (the “Full Rate”). Interest on the Senior Notes is paid on a quarterly basis and no principal payments are due until the Senior Notes mature on March 30, 2033. The Negative Covenants remain in effect until both of the following conditions are met: 1) the Senior Notes begin accruing interest at the Full Rate, and 2) the Company satisfies certain financial covenants (the “Financial Covenants”). Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95%. As the Senior Notes were not accruing interest at the Full Rate, the Negative Covenants, as defined above, were still in effect as of June 30, 2012 and December 31, 2011. As such, the Company was under no obligation to comply with the Financial Covenants during these periods.

The only significant change to the Company's contractual obligations as presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, is the addition of the note payable to related party. See Note 8 to the condensed consolidated financial statements for repayment terms and other details.

Overview of Cash Flow for the Six Months Ended June 30, 2012
The following table provides a summary of our operating, investing and financing cash flows as taken from our condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011.

Table 5 – Summary of Operating, Investing and Financing Cash Flows (dollars in thousands)

	For the Six Months Ended June 30,
	2012	2011
Consolidated Statements of Cash Flows:
Cash provided by operating activities	$5,752	$2,493
Cash flows provided by investing activities	869	793
Cash flows used in financing activities	(1,021)	(3,209)

Operating Activities
Cash provided by operating activities increased during the six months ended June 30, 2012 over the same period in 2011. This was directly related to the increased production for all of our operating segments.

Investing Activities

During the six months ended June 30, 2012, the Company had a large decease in proceeds from paydowns and maturities of securities as compared to the same period last year mainly due to poor performance of the underlying collateral. However, as discussed in Note 5 to the condensed consolidated financial statements, the Company received a large note receivable payment of $1.5 million during the six months ended June 30, 2012. During the six months ended June 30, 2012, we also purchased a larger amount of property and equipment as compared to the same period in the prior year to support growth in the operating businesses.

Financing Activities
During the six months ended June 30, 2012, the Company paid approximately $1.0 million toward the acquisition of an additional equity interest in StreetLinks. During the same period in 2011, the Company paid approximately $3.0 million to holders of preferred stock as part of the Recapitalization.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Pending Litigation.
The Company is a party to various legal proceedings. Except as set forth below, these proceedings are of an ordinary and routine nature.

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
On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case included NovaStar Mortgage Funding Corporation (“NMFC”) and its individual directors, several securitization trusts sponsored by the Company ("affiliated defendants") and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. Plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff's claims, which the court granted on March 31, 2011, with leave to amend. Plaintiff filed a second amended complaint on May 16, 2011, and the Company again filed a motion to dismiss. On March 29, 2012, the court dismissed the plaintiff's second amended complaint with prejudice and without leave to replead. The plaintiff filed an appeal. Given the court's ruling in an early stage of the litigation, the Company cannot provide an estimate of the range of any loss. The Company believes that the affiliated defendants have meritorious defenses to the case and expects them to defend the case vigorously.
On July 9, 2010 and on February 11, 2011, Cambridge Place Investment Management, Inc. filed complaints in the Suffolk, Massachusetts Superior Court against NMFC and numerous other entities seeking damages on account of losses associated with residential mortgage-backed securities purchased by plaintiff's assignors. The complaints allege untrue statements and omissions of material facts relating to loan underwriting and credit enhancement. The complaints also allege a violation of Section 410 of the Massachusetts Uniform Securities Act (Chapter 110A of the Massachusetts General Laws). Defendants removed the cases to the United States District Court for the District of Massachusetts, and plaintiff filed motions to remand the cases back to state court. On August 22, 2011, the federal court remanded these cases back to state court, and on October 14, 2011, the plaintiff filed amended complaints. In December 2011, the Company, together with the other defendants in the litigation, filed a joint motion to dismiss the complaints alleging that the plaintiff lacked standing. On March 12, 2012 the court denied the defendants' motion to dismiss for lack of standing, and the defendants sought an interlocutory appeal of the denial, which the appellate court declined to hear. On April 26, 2012, the defendants filed a joint motion to dismiss the plaintiff's complaints for a failure to state a claim. Because this litigation is procedurally in its early stage, the Company cannot provide an estimate of the range of any loss. The Company believes that NMFC has meritorious defenses to these claims and expects that the cases will be defended vigorously.

On June 20, 2011, the National Credit Union Administration Board, as liquidating agent of U.S. Central Federal Credit Union, filed an action against NMFC and numerous other defendants in the United States District Court for the District of Kansas, claiming that the defendants issued or underwrote residential mortgage-backed securities pursuant to allegedly false or misleading registration statements, prospectuses, and/or prospectus supplements. On October 12, 2011, the complaint was served on NMFC. On December 20, 2011, NMFC filed a motion to dismiss the plaintiff's complaint and to strike certain paragraphs of the complaint. On July 25, 2012 the court granted the motion in part and denied the motion in part. Plaintiff was granted leave to amend the complaint. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that NMFC has meritorious defenses to the case and expects it to defend the case vigorously.

On May 30, 2012, Woori Bank filed an action against NovaStar ABS CDO I, Inc. and NovaStar ABS CDO I, Ltd. (collectively, “NCDO”) and certain other unrelated entities in the United States District Court for the Southern District of New York, claiming common law fraud, negligent misrepresentation and unjust enrichment based on allegations that defendants knew that NCDO securities purchased by plaintiff involved more risk than their ratings suggested. On July 30, 2012, NCDO filed a motion to dismiss plaintiff's complaint against NCDO. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that NCDO has meritorious defenses to the case and expects NCDO to defend the case vigorously.

Item 1A. Risk Factors

Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(dollars in thousands, except per share amounts)

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (A)
April 1, 2012 - April 30, 2012	—	—	—	$1,020
May 1, 2012 - May 31, 2012	—	—	—	$1,020
June 1, 2012 - June 30, 2012	—	—	—	$1,020

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
101
The following financial information from Novation Companies, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the six and three months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the six and three months ended June 30, 2012 and 2011, (iv) Consolidated Statements of Shareholders' Equity for the six and three months ended June 30, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

(1) See Note 13 to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVATION COMPANIES, INC.

DATE:	August 10, 2012	/s/ W. Lance Anderson
W. Lance Anderson, Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

DATE:	August 10, 2012	/s/ Rodney E. Schwatken
Rodney E. Schwatken, Chief Financial Officer
(Principal Financial Officer)

DATE:	August 10, 2012	/s/ Brett A. Monger
Brett A. Monger, Vice President and Chief Accounting Officer
(Principal Accounting Officer)