Form 10-Q
period 2012-09-30
NOVATION COMPANIES, INC.
filed 2012-11-07
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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
Yes ☐ No ☒

The number of shares of the Registrant's Common Stock outstanding on November 2, 2012 was 91,479,519.

NOVATION COMPANIES, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2012

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; dollars in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$20,145	$11,503
Service fee receivable, net of allowance of $250 and $86, respectively	7,390	6,899
Restricted cash	1,215	1,825
Mortgage securities	4,120	3,878
Deferred income tax asset, net	27,889	—
Notes receivable, net of allowance of $1,054 and $0, respectively	542	2,235
Other	2,575	4,124
Total current assets	63,876	30,464
Non-Current Assets
Property and equipment, net of accumulated depreciation	5,622	5,589
Goodwill	5,336	5,336
Deferred income tax asset, net	35,212	152
Other	1,368	3,060
Total non-current assets	47,538	14,137
Total assets	$111,414	$44,601

Liabilities and Shareholders' Equity (Deficit)
Liabilities:
Current Liabilities
Accounts payable	$9,083	$7,077
Accrued expenses	8,621	6,331
Deferred revenue	2,410	1,528
Note payable to related party	1,000	—
Other	212	161
Total current liabilities	21,326	15,097
Non-Current Liabilities
Senior notes	81,201	79,654
Note payable to related party	3,863	—
Other	2,003	2,606
Total non-current liabilities	87,067	82,260
Total liabilities	108,393	97,357

Commitments and contingencies (Note 9)

Shareholders' equity (deficit):
Capital stock, $0.01 par value per share, 120,000,000 shares authorized:
Common stock, 91,479,519 and 91,253,653 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	915	913
Additional paid-in capital	740,287	746,276
Accumulated deficit	(740,850)	(803,400)
Accumulated other comprehensive income	3,516	3,267
Total Novation Companies, Inc. (“NCI”) shareholders' equity (deficit)	3,868	(52,944)
Noncontrolling interests	(847)	188
Total shareholders' equity (deficit)	3,021	(52,756)
Total liabilities and shareholders' equity (deficit)	$111,414	$44,601

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; dollars in thousands, except share and per share amounts)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2012	2011	2012	2011
Income and Revenues:
Service fee income	$142,302	$88,162	$46,162	$37,607
Interest income – mortgage securities	4,023	8,723	778	3,083
Total	146,325	96,885	46,940	40,690

Costs and Expenses:
Cost of services	122,767	74,146	41,895	32,667
Selling, general and administrative expense	23,650	15,971	8,011	5,593
Other (income) expense	(846)	310	27	(719)
Total	145,571	90,427	49,933	37,541

Other (expense) income	(931)	324	26	71
Interest expense	(2,330)	(1,746)	(795)	(720)

Income (loss) before income tax benefit	(2,507)	5,036	(3,762)	2,500
Income tax benefit	(63,549)	(1,652)	(442)	(1,702)
Net income (loss)	61,042	6,688	(3,320)	4,202
Less: Net income (loss) attributable to noncontrolling interests	(1,508)	2	(1,114)	(244)
Net income (loss) attributable to NCI	$62,550	$6,686	$(2,206)	$4,446
Earnings Per Share attributable to NCI:
Basic	$0.69	$2.39	$(0.02)	$0.05
Diluted	$0.68	$2.38	$(0.02)	$0.05
Weighted average basic shares outstanding	90,530,738	39,261,555	90,651,716	90,326,299
Weighted average diluted shares outstanding	91,434,982	39,427,324	91,327,558	90,818,200

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; dollars in thousands)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$61,042	$6,688	$(3,320)	$4,202
Other comprehensive income (loss):
Change in unrealized gain on mortgage securities – available-for-sale (Note 10)	249	192	(268)	(278)
Total comprehensive income (loss)	61,291	6,880	(3,588)	3,924
Comprehensive income (loss) attributable to noncontrolling interests:
Less: Net income (loss) attributable to noncontrolling interests	(1,508)	2	(1,114)	(244)
Total comprehensive income (loss) attributable to NCI	$62,799	$6,878	$(2,474)	$4,168

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited; dollars in thousands)

	Total NCI Shareholders’ Equity (Deficit)
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2011	$913	$746,276	$(803,400)	$3,267	$188	$(52,756)
Compensation recognized under stock compensation plans	—	223	—	—	—	223
Issuance of nonvested shares, 225,866 shares	2	(2)	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	593	593
Distributions to noncontrolling interests	—	—	—	—	(217)	(217)
Acquisition of noncontrolling interests	—	(6,110)	—	—	(3)	(6,113)
Transfer from noncontrolling interests	—	(100)	—	—	100	—
Net income	—	—	62,550	—	(1,508)	61,042
Other comprehensive income	—	—	—	249	—	249
Balance, September 30, 2012	$915	$740,287	$(740,850)	$3,516	$(847)	$3,021

	Total NCI Shareholders’ Deficit
	Redeemable Preferred Stock	Convertible Participating Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Shareholders’ Deficit
Balance, December 31, 2010	$30	$21	$94	$787,363	$(898,195)	$4,411	$(267)	$(106,543)
Compensation recognized under stock compensation plans	—	—	—	233	—	—	—	233
Issuance of nonvested shares, 900,000 shares	—	—	9	(9)	—	—	—	—
Accumulating dividends on preferred stock	—	—	—	—	(8,428)	—	—	(8,428)
Distributions to noncontrolling interests	—	—	—	—	—	—	(461)	(461)
Transfer from noncontrolling interests	—	—	—	(275)	—	—	275	—
Preferred stock exchange	(30)	(21)	810	(39,896)	95,460	—	—	56,323
Net income	—	—	—	—	6,686	—	2	6,688
Other comprehensive income	—	—	—	—	—	192	—	192
Balance, September 30, 2011	$—	$—	$913	$747,416	$(804,477)	$4,603	$(451)	$(51,996)

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; dollars in thousands)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$61,042	$6,688
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of mortgage securities	(807)	(2,258)
Provision for bad debt, net	559	—
Amortization of deferred debt issuance costs and senior debentures discount	1,547	1,060
Fair value adjustments of trading securities, CDO debt and contingent consideration	—	(675)
Loss on disposal of fixed assets	2	290
Compensation recognized under stock compensation plans	223	233
Depreciation expense	2,517	1,461
Deferred taxes	(63,101)	—
Changes in:
Service fee receivable	(699)	(4,811)
Restricted cash	610	—
Other current assets and liabilities, net	1,767	(782)
Other noncurrent assets and liabilities, net	(1,135)	520
Deferred revenue	882	—
Accounts payable and accrued expenses	4,296	5,477
Net cash provided by operating activities	7,703	7,203

Cash flows from investing activities:
Proceeds from paydowns of mortgage securities	814	1,702
Restricted cash, net	31	203
Proceeds from paydowns of notes receivable	3,148	87
Issuance of notes receivable	(55)	(224)
Purchases of property and equipment	(2,125)	(1,486)
Net cash provided by investing activities	1,813	282

Cash flows from financing activities:
Contributions from noncontrolling interests	593	—
Distributions to noncontrolling interests	(217)	(461)
Acquisition of noncontrolling interest	(500)	—
Paydowns of note payable to related party	(750)	—
Payments to preferred stockholders for preferred stock exchange	—	(3,005)
Net cash used in financing activities	(874)	(3,466)
Net increase in cash and cash equivalents	8,642	4,019
Cash and cash equivalents, beginning of period	11,503	12,582
Cash and cash equivalents, end of period	$20,145	$16,601
Continued

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(unaudited; dollars in thousands)

	For the Nine Months Ended September 30,
	2012	2011
Cash paid for interest	$783	$2,364
Cash received from income tax refunds	2,008	—
Cash received on mortgage securities – available-for-sale with no cost basis	3,216	6,465
Non-cash investing and financing activities:
Acquisition of noncontrolling interest for note payable	5,613	—
Assets acquired under capital lease	427	—
Preferred stock dividends accrued, subsequently eliminated	—	8,428

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the period ended September 30, 2012 (Unaudited)

Note 1. Financial Statement Presentation

Description of Operations – Effective May 23, 2012, NovaStar Financial, Inc. changed its name to Novation Companies, Inc. (“NCI” or the “Company”) to reflect the Company's current business strategy of acquiring and operating technology-enabled service businesses.

The Company owns 91% of StreetLinks LLC (“StreetLinks”), a national residential appraisal and mortgage real estate valuation management services company. The Company owned 88% of StreetLinks as of December 31, 2011. See Note 3 to the condensed consolidated financial statements for additional details related to the change in ownership percentage. StreetLinks charges a fee for services which is collected from lenders and borrowers. The majority of StreetLinks' business is generated from the management of the appraisal process for its customers. Most of the fee is paid to independent residential appraisers. StreetLinks retains a portion of the fee to cover its costs of managing the process of fulfilling the appraisal order and performing a quality control review of all appraisals. StreetLinks also provides other real estate valuation management services, such as field reviews, value validation, and automated appraisal risk management.

The Company owns 78% of Advent Financial Services LLC (“Advent”). Advent, along with its distribution partners, provides financial settlement services, mainly for income tax preparation businesses, and also provides access to tailored banking accounts and related services via its prepaid debit card designed to meet the needs of low and moderate-income level individuals. Advent is not a bank, but it acts as an intermediary for banking products on behalf of other banking institutions.

The primary distribution channel for Advent is by way of settlement services to electronic income tax return originators. Advent provides a process for the originators to collect refunds from the Internal Revenue Service, distribute fees to various service providers and deliver the net refund to individuals. Individuals may elect to have the net refund dollars deposited into Advent's prepaid debit card. Individuals also have the option to have the net refund dollars paid by check or to an existing bank account. Regardless of the settlement method, Advent receives a fee from the originator for providing the settlement service. If the refund is deposited to the prepaid debit card offered by Advent, Advent earns additional fee income.

On October 17, 2011, the Company purchased 51% of the equity of Build My Move, LLC ("BMM") for $1.7 million plus future obligations to make additional capital contributions to BMM of up to $0.7 million. BMM changed its name to Mango Moving, LLC ("Mango") subsequent to the Company's purchase. Mango is an “asset-light” third-party logistics provider within the household goods industry. The company's goal is to provide high-quality interstate residential moving services by serving as the sales and marketing partner to independent household goods movers nationwide. See Note 3 to the condensed consolidated financial statements for additional details related to the acquisition.

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

Cash equivalents consist of liquid investments with an original maturity of three months or less. Amounts due from banks and credit card companies of $0.8 million and $0.5 million for the settlement of credit card transactions are included in cash and cash equivalents as of September 30, 2012 and December 31, 2011, respectively, as they are generally collected within three business days. Cash equivalents are stated at cost, which approximates fair value.

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

Note 2. New Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update ("ASU") 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which amends previous guidance to allow companies the option of performing a qualitative assessment before completing step one of the impairment test, calculating the fair value of the reporting unit. If the Company determines on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, the two-step impairment test would not be required. The amendments are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The guidance will be in effect for the Company beginning with the annual goodwill impairment tests to be completed in the fourth quarter of 2012 and is not expected to have a material impact on the Company's consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment. The FASB issued the ASU in response to feedback on ASU 2011-08, which amended the goodwill impairment testing requirements by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. Similarly, under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. Although ASU 2012-02 revises the examples of events and circumstances that an entity should consider in interim periods, it does not revise the requirements to test (1) indefinite-lived intangible assets annually for impairment and (2) between annual tests if there is a change in events or circumstances. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and is not expected to have a material impact on the Company's consolidated financial statements.

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update), which amends a number of SEC sections in the FASB Accounting Standards Codification as a result of (1) the issuance of SAB 114, (2) the issuance of SEC Final Rule 33-9250, and (3) corrections related to ASU 2010-22. This guidance was effective upon issuance, and did not have a significant impact on the Company's financial statements.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements, which makes certain technical corrections (i.e., relatively minor corrections and clarifications) and “conforming fair value amendments” to the FASB Accounting Standards Codification (the “Codification”). The amendments affect various Codification topics and apply to all reporting entities within the scope of those topics. This guidance was effective upon issuance (except for amendments that are subject to transition guidance, which will be effective for fiscal periods beginning after December 15, 2012), and did not have a significant impact on the Company's financial statements.

Note 3. Business Combinations and Consolidation

On March 8, 2012, Steve Haslam, the Chief Executive Officer of StreetLinks, was appointed the Chief Operating Officer of the Company. As part of the transition of Mr. Haslam to his new position with the Company, and pursuant to the exercise of his rights under his employment agreement with StreetLinks, he sold all of his 1,927 membership units of StreetLinks to the Company pursuant to a Membership Interest Purchase Agreement, dated March 8, 2012, by and between Mr. Haslam and the Company (the “Unit Purchase Agreement”). At the time of the transaction, the 1,927 membership units of StreetLinks represented approximately 5% of the outstanding StreetLinks membership units. The total purchase price under the Unit Purchase Agreement was $6.1 million, of which $0.5 million was paid on March 8, 2012, $0.5 million was paid on June 30, 2012, and $0.3 million was paid on September 30, 2012. The remainder of this obligation is payable as follows: $0.3 million on the last day of each quarter hereafter until March 8, 2016, on which date the unpaid principal balance of $1.6 million is to be paid, plus interest on the unpaid balance at the rate of 4.0% per annum, compounded quarterly. The additional equity interest acquired as a result of this transaction was offset slightly by the issuance of additional StreetLinks membership units to certain StreetLinks employees during the second quarter of 2012. The issuance of these membership units reduced the Company's equity interest in StreetLinks from approximately 93% to approximately 91%.

On November 10, 2011, StreetLinks acquired the remaining 49% noncontrolling owner interests in Corvisa, LLC ("Corvisa") and now owns 100% of Corvisa. In exchange for the minority owner interests, StreetLinks paid $0.5 million in cash at the time of exchange with an additional $0.5 million payable no later than one year from the exchange date and is also obligated to make $1.2 million in payments to the former minority owners on or before June 30, 2014 if revenues from the Corvisa technology products exceed certain thresholds. The Company recorded a liability of $0.9 million for the estimated contingent consideration under the terms of the acquisition. The short-term portion of $0.4 million is recorded in the accrued expenses line item of the condensed consolidated balance sheet, while the long-term portion of $0.5 million is recorded in the noncurrent liabilities line item. The effects of this transaction were recorded through shareholders' equity (deficit) in accordance with the relative consolidation guidance.

On October 17, 2011, pursuant to the terms of a Unit Purchase Agreement between the Company and BMM, the Company acquired 51% of the fully diluted membership interests in BMM. The Company purchased Class C units of BMM, having preferred distribution, liquidation and management rights, in exchange for a purchase price of $1.7 million and, upon the occurrence of certain conditions related to BMM's financial condition and its contractual obligations, the Company has the obligation to make additional capital contributions to BMM up to $0.7 million. The additional capital contribution includes a contingent consideration obligation of up to $0.3 million, which could be payable to a former employee upon compliance with the separation agreement. BMM changed its name to Mango Moving, LLC ("Mango") on October 21, 2011. Mango is a start-up, Internet-based company in the “asset-light” third-party logistics provider market, with the goal of providing high-quality local and long distance residential and other moving services at a price less than other major national van lines. The acquisition of Mango allows the Company to enter a new industry along with taking advantage of synergies from sales, technology and other administrative functions. While Mango is in a different industry than StreetLinks, these businesses share similarities. They are both vendor management services using proprietary technology. StreetLinks manages a base of appraiser vendors whereas Mango manages bases of moving labor and trucking vendors. Much of the technology developed for StreetLinks is applicable to the business of Mango. Additionally, the Company's extensive experience in managing customer service centers also applies to Mango. The Company's centralized technology and administrative functions allows the sharing of resources across all entities, saving time and costs.

The purchase price for the Mango acquisition has been allocated based on the assessment of the fair value of the assets acquired and liabilities assumed, determined based on the Company’s internal operational assessments and other analyses which are Level 3 measurements. Pro forma disclosure requirements have not been included as they are not considered significant. The Company’s financial statements include the results of operation of Mango from the date of acquisition. Revenues and earnings since the acquisition date are not considered material to the Company's financial results. All legal and other related acquisition costs were expensed as incurred and recorded in the selling, general and administrative expense line item of the condensed consolidated statements of operations, and were not material.

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

Note 4. Mortgage Securities

As of September 30, 2012 and December 31, 2011, mortgage securities consisted entirely of the Company's investment in the residual securities issued by securitization trusts sponsored by the Company and classified as available-for-sale. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds. See Note 10 to the condensed consolidated financial statements for details on the Company's fair value methodology.

The following table presents certain information on the Company's portfolio of mortgage securities – available-for-sale as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	Cost Basis	Unrealized Gain	Estimated Fair Value	Average Yield (A)
September 30, 2012	$604	$3,516	$4,120	182.0%
December 31, 2011	611	3,267	3,878	237.0

(A)	The average yield is calculated from the cost basis of the mortgage securities and does not give effect to changes in fair value that are reflected as a component of shareholders' equity (deficit).

There were no other-than-temporary impairments relating to mortgage securities – available-for-sale for the nine and three months ended September 30, 2012 and 2011. Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments.

The following table relates to the securitizations where the Company retained an interest in the assets issued by the securitization trust, a variable interest entity or VIE (dollars in thousands):

	Size/Principal Outstanding (A)	Assets on Balance Sheet (B)	Liabilities on Balance Sheet	Maximum Exposure to Loss(C)	Year to Date Loss on Sale	Year to Date Cash Flows (D)
September 30, 2012	$5,641,902	$4,120	$—	$4,120	$—	$4,030
December 31, 2011	6,265,564	3,878	—	3,878	—	5,061

(A)	Size/Principal Outstanding reflects the estimated principal of the underlying assets held by the VIE.

(B)	Assets on balance sheet are securities issued by the entity and are recorded in the mortgage securities line item of the condensed consolidated balance sheets.

(C)	The maximum exposure to loss includes the assets held by the Company. The maximum exposure to loss assumes a total loss on the referenced assets held by the VIE.

(D)	Year to date cash flows are for the nine months ended September 30, 2012 and 2011, respectively.

Prior to 2011, the Company executed a securitization of mortgage securities in what is commonly called a Collateralized Debt Obligation (“CDO”). The Company serves as the CDO's asset manager. The collateral for the CDO consisted of subordinated mortgage securities and included securities retained by the Company in its loan securitizations and purchased from third parties. This securitization was structured legally as a sale but for accounting purposes was accounted for as a financing. Accordingly, the CDO assets (securities) and securitization bond financing were included in the Company's consolidated balance sheet. As of September 30, 2012 and December 31, 2011, the fair value of the assets and liabilities was zero.

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

The Company charges off uncollectible notes receivable when repayment of contractually-obligated amounts is not deemed to be probable. There were no amounts charged off during the nine and three months ended September 30, 2012 and 2011.

Due to the low number of notes receivable, the Company evaluates each note individually for collectability rather than analyzing by class or credit quality indicator. As a result of this review, the Company established a provision for credit losses of $1.1 million for the nine months ended September 30, 2012 related to the note receivable due from ITS Financial, LLC (“ITS”), an entity with which it was previously in litigation. During 2011, the Company agreed to settle the litigation. Pursuant to the original settlement agreement, the Company received approximately $1.3 million of the amount due under the note at the time of settlement. A modification to the original settlement agreement was reached in February 2012, whereby the Company received $1.5 million at the time of the modification, with the remaining note balance of approximately $1.1 million plus an additional $0.1 million due in February 2013. In a complaint dated March 28, 2012, the United States Department of Justice ("DOJ") filed lawsuits against ITS and some of its franchisees. The actions claim that ITS was committing tax fraud against the United States Government and extracting excessive fees from the taxpaying customers. The action seeks to shut down the franchises accused of committing fraud and the entire ITS organization. Due to these lawsuits, the Company established a full allowance of $1.1 million against the note as of September 30, 2012. There was no provision made for credit losses during the three months ended September 30, 2012 or the nine and three months ended September 30, 2011.

The remaining $0.5 million and $0.7 million of notes receivable outstanding as of September 30, 2012 and December 31, 2011, respectively, was current.

Activity in the allowance for credit losses on notes receivable is as follows for the nine and three months ended September 30, 2012 and 2011 (dollars in thousands):

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

Maintenance and repairs are charged to expense. Major renewals and improvements are capitalized. Gains and losses on dispositions are credited or charged to earnings as incurred. Depreciation and amortization expense relating to property and equipment was $2.5 million and $1.2 million, respectively, for the nine and three months ended September 30, 2012, as compared to $1.5 million and $0.5 million, respectively, for the nine and three months ended September 30, 2011.

The following table shows the Company's property and equipment, net as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012	December 31, 2011
Furniture, fixtures and office equipment	$987	$1,216
Hardware and computer equipment	3,885	2,961
Software	7,834	6,887
Leasehold improvements	1,194	352
Total Cost	13,900	11,416
Less: Accumulated depreciation and amortization	(8,278)	(5,827)
Property and equipment, net	$5,622	$5,589

Note 7. Goodwill

As of September 30, 2012 and December 31, 2011, goodwill totaled $5.3 million. There was no goodwill activity for the nine and three months ended September 30, 2012 and 2011. Goodwill is tested for impairment annually as of November 30, or when events or circumstances suggest that an impairment may exist. For periods in which the recorded value is greater than the estimated fair value, the resulting write-down is charged to results of operations. For tax purposes, the goodwill is included in the Company's basis in its investments in StreetLinks and Mango as they are limited liability companies. Therefore, it will be non-deductible for tax purposes as long as the Company holds its investments.

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

For accounting purposes the Debt Exchange transactions were considered a modification of a debt instrument as opposed to an extinguishment and new debt. Therefore, the principal amount of the debt will be accreted up to the new principal balance of $85.9 million using the effective interest method from the balance of $81.2 million and $79.7 million as of September 30, 2012 and December 31, 2011, respectively.

The indentures governing the Senior Notes (the “Indentures”) contain certain restrictive covenants (the “Negative Covenants”) subject to certain exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit the Company and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring shares of the Company or its subsidiaries, making payment on debt securities of the Company that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in its subsidiaries or all or substantially all of the assets of its subsidiaries. The Negative Covenants remain in effect until both of the following conditions are met: 1) the Senior Notes begin accruing interest at the Full Rate, and 2) the Company satisfies certain financial covenants (the “Financial Covenants”). Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95%. As the Senior Notes were not accruing interest at the Full Rate, the Negative Covenants, as defined above, were still in effect as of September 30, 2012 and December 31, 2011. As such, the Company was under no obligation to comply with the Financial Covenants during these periods.

The Company was in compliance with all Negative Covenants as of September 30, 2012 and December 31, 2011.

Note Payable to Related Party – As discussed in Note 3 to the condensed consolidated financial statements, Steve Haslam sold all of his membership units of StreetLinks to the Company, approximately 5%, on March 8, 2012. The total purchase price was $6.1 million, of which $0.5 million was paid on March 8, 2012, $0.5 million was paid on June 30, 2012, and $0.3 million was paid on September 30, 2012. The remainder of this obligation is payable as follows: $0.3 million on the last day of each quarter until March 8, 2016, on which date the unpaid principal balance of $1.6 million is to be paid, plus interest on the unpaid balance at the rate of 4.0% per annum, compounded quarterly. The Company's obligation is secured by the StreetLinks' interest purchased.

Note 9. Commitments and Contingencies

As discussed in Note 3 to the condensed consolidated financial statements, the Company is obligated to make payments in the future to the former minority owners of Corvisa of up to $1.2 million if revenue targets are achieved. The Company has recorded a liability of $0.9 million, based on management’s estimate of the earnings targets being achieved. As of September 30, 2012, $0.4 million is recorded in the accrued expenses line item of the condensed consolidated balance sheet, while $0.5 million is recorded in the noncurrent liabilities line item. The full amount of the liability is included in the other liabilities line item of the condensed consolidated balance sheets as of December 31, 2011.

The Company also has contingent obligations related to a separation agreement with a former Mango employee of up to $0.3 million. As of September 30, 2012 and December 31, 2011, there was a liability for this contingent obligation of $0.2 million in the other current liabilities and $0.1 million in the other liabilities line items in the consolidated balance sheets.

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
On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case included NovaStar Mortgage Funding Corporation (“NMFC”) and its individual directors, several securitization trusts sponsored by the Company ("affiliated defendants") and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. Plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff's claims, which the court granted on March 31, 2011, with leave to amend. Plaintiff filed a second amended complaint on May 16, 2011, and the Company again filed a motion to dismiss. On March 29, 2012, the court dismissed the plaintiff's second amended complaint with prejudice and without leave to replead. The plaintiff filed an appeal, which remains pending. Given the court's ruling in an early stage of the litigation, the Company cannot provide an estimate of the range of any loss. The Company believes that the affiliated defendants have meritorious defenses to the case and expects them to defend the case vigorously.
On July 9, 2010 and on February 11, 2011, Cambridge Place Investment Management, Inc. filed complaints in the Suffolk, Massachusetts Superior Court against NMFC and numerous other entities seeking damages on account of losses associated with residential mortgage-backed securities purchased by plaintiff's assignors. The complaints allege untrue statements and omissions of material facts relating to loan underwriting and credit enhancement. The complaints also allege a violation of Section 410 of the Massachusetts Uniform Securities Act (Chapter 110A of the Massachusetts General Laws). Defendants removed the cases to the United States District Court for the District of Massachusetts, and plaintiff filed motions to remand the cases back to state court. On August 22, 2011, the federal court remanded these cases back to state court, and on October 14, 2011, the plaintiff filed amended complaints. In December 2011, the Company, together with the other defendants in the litigation, filed a joint motion to dismiss the complaints alleging that the plaintiff lacked standing. On March 12, 2012, the court denied the defendants' motion to dismiss for lack of standing, and the defendants sought an interlocutory appeal of the denial, which the appellate court declined to hear. On April 26, 2012, the defendants filed a joint motion to dismiss the plaintiff's complaints for a failure to state a claim. By order dated September 28, 2012, the court granted the motion to dismiss as to NMFC.
On June 20, 2011, the National Credit Union Administration Board, as liquidating agent of U.S. Central Federal Credit Union, filed an action against NMFC and numerous other defendants in the United States District Court for the District of Kansas, claiming that the defendants issued or underwrote residential mortgage-backed securities pursuant to allegedly false or misleading registration statements, prospectuses, and/or prospectus supplements. On October 12, 2011, the complaint was served on NMFC. On December 20, 2011, NMFC filed a motion to dismiss the plaintiff's complaint and to strike certain paragraphs of the complaint. On July 25, 2012, the court granted the motion in part and denied the motion in part. The plaintiff was granted leave to amend the complaint. On August 24, 2012, the plaintiff filed an amended complaint making essentially the same claims against NMFC. On October 29, 2012, NMFC filed a motion to dismiss the amended complaint. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that NMFC has meritorious defenses to the case and expects it to defend the case vigorously.
On May 30, 2012, Woori Bank filed an action against NovaStar ABS CDO I, Inc. and NovaStar ABS CDO I, Ltd. (collectively, “NCDO”) and certain other unrelated entities in the United States District Court for the Southern District of New York, claiming common law fraud, negligent misrepresentation and unjust enrichment based on allegations that defendants knew that NCDO securities purchased by plaintiff involved more risk than their ratings suggested. Plaintiff dismissed, without prejudice, NovaStar ABS CDO I, Ltd., and on August 20, 2012, plaintiff filed an amended complaint against NovaStar ABS CDO I, Inc. and other, unrelated entities. The amended complaint alleged the same claims against NovaStar ABS CDO I, Inc. On September 12, 2012, NovaStar ABS CDO I, Inc. filed a motion to dismiss the amended complaint. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that NCDO has meritorious defenses to the case and expects NCDO to defend the case vigorously.

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

The following tables present for each of the fair value hierarchy levels, the Company's assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage securities – available-for-sale	$4,120	$—	$—	$4,120

Liabilities:
Contingent consideration (A)	$1,178	$—	$—	$1,178

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

Valuation Methods and Processes

The Company estimates the fair value of all items subject to fair value accounting using present value techniques and generally does not have the option to choose other valuation techniques for these items. There have been no significant changes to the Company's financial statements as a result from changes to the Company's valuation techniques as of September 30, 2012 compared to December 31, 2011.

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

Description	Valuation Techniques	Significant Unobservable Inputs	Range
Assets:
Mortgage securities – available-for-sale	Present value analysis	Prepayment rates	5.2% – 9.2%
		Weighted average life (years)	2.0 – 2.0
Liabilities:
Contingent consideration	Present value analysis	Revenue growth	2.3% – 2.5%
		Discount rate	15.0% – 15.0%

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

The following tables provide a reconciliation of the beginning and ending balances for the Company's mortgage securities – available-for-sale which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine and three months ended September 30, 2012 and 2011 (dollars in thousands):

	For the Nine Months Ended September 30,
	2012	2011
Balance, beginning of period	$3,878	$4,580
Increases (decreases) to mortgage securities – available-for-sale:
Accretion of income (A)	807	1,378
Proceeds from paydowns of securities (A)	(814)	(1,034)
Mark-to-market value adjustment	249	192
Net increases to mortgage securities – available-for-sale	242	536
Balance, end of period	$4,120	$5,116

(A)	Cash received on mortgage securities with no cost basis was $3.2 million and $6.5 million for the nine months ended September 30, 2012 and 2011, respectively.

	For the Three Months Ended September 30,
	2012	2011
Balance, beginning of period	$4,406	$4,929
Increases (decreases) to mortgage securities – available-for-sale:
Accretion of income (A)	294	742
Proceeds from paydowns of securities (A)	(312)	(277)
Mark-to-market value adjustment	(268)	(278)
Net increases (decreases) to mortgage securities – available-for-sale	(286)	187
Balance, end of period	$4,120	$5,116

(A)	Cash received on mortgage securities with no cost basis was $0.5 million and $2.2 million for the three months ended September 30, 2012 and 2011, respectively.

There was no activity during the nine and three months ended September 30, 2012 for the Company's mortgage securities – trading as they were determined to have no value as of December 31, 2011. The following table provides a reconciliation of the beginning and ending balances for the Company's mortgage securities – trading which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine and three months ended September 30, 2011 (dollars in thousands):

	For the Nine Months Ended September 30, 2011	For the Three Months Ended September 30, 2011
Balance, beginning of period	$1,198	$424
Increases (decreases) to mortgage securities – trading:
Accretion of income	880	179
Proceeds from paydowns of securities	(668)	(180)
Mark-to-market value adjustment	(1,206)	(219)
Net increase to mortgage securities – trading	(994)	(220)
Balance, end of period	$204	$204

The following table provides a summary of the impact to earnings for the nine and three months ended September 30, 2012 and 2011 from the Company's assets and liabilities which are measured at fair value on a recurring and nonrecurring basis (dollars in thousands):

		Fair Value Adjustments for the
		Nine Months Ended September 30,		Three Months Ended September 30,
Asset or Liability Measured at Fair Value	Fair Value Measurement Frequency	2012	2011	2012	2011	Statement of Operations Line Item Impacted
Mortgage securities – trading	Recurring	$—	$(1,206)	$—	$(219)	Other income (expense)
Contingent consideration (A)	Nonrecurring	—	150	—	—	Other income (expense)
Asset-backed bonds secured by mortgage securities	Recurring	—	1,731	—	396	Other income (expense)
Total fair value gains (B)		$—	$675	$—	$177

(A)
The contingent consideration represents the estimated fair value of the additional potential earn-out opportunity payable in connection with the acquisition of Corvisa that is contingent and based upon certain future earnings targets.

(B)
The Company did not have any impairments relating to mortgage securities – available-for-sale or fair value adjustments relating to the contingent consideration for the nine and three months ended September 30, 2012 and 2011.

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

The estimated fair values of the Company's financial instruments are as follows as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	As of September 30, 2012		As of December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Restricted cash	$2,272	$2,214	$2,912	$2,836
Mortgage securities – available-for-sale	4,120	4,120	3,878	3,878
Financial liabilities:
Senior notes	$81,201	$11,267	$79,654	$10,273
Note payable to related party	4,863	3,162	—	—

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

Note payable to related party – The fair value of the note payable to related party is estimated by discounting future projected principal and interest payment cash flows using a discount rate commensurate with the risks involved. As of September 30, 2012, the future projected interest payments were calculated assuming the stated rate of 4.0% per annum until maturity in March 2016.

Note 11. Income Taxes

The Company had a deferred tax asset of $286.4 million as of December 31, 2011 which had been reduced by a full valuation allowance. After evaluating positive and negative evidence available as of September 30, 2012, the Company determined that it is more likely than not that it will realize a portion of its deferred tax assets. The Company's analysis was significantly influenced by the fact that it reached three years of cumulative positive earnings in the first quarter of 2012. The Company, therefore, released a portion of its valuation allowance and recognized a net deferred tax asset of approximately $63.1 million on its balance sheet as of September 30, 2012. The Company recorded an income tax benefit of $63.1 million for the nine months ended September 30, 2012 for the portion of the change in valuation allowance arising from expected realization of deferred tax assets in future years. Activity for the three months ended September 30, 2012 was not significant. The Company will continue to assess the need for a valuation allowance in future periods.

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

Note 12. Segment Reporting

During the three months ended June 30, 2012, the Company changed its segment reporting structure by including Logistics as a separate operating unit. Historically, this segment has been aggregated with the Corporate operating segment based on the insignificant results of its operations. Due to recent and expected growth of the Logistics segment management deems it appropriate to segregate this segment. Prior period comparatives have not been updated to reflect this change in segmentation as no operating results for this subsidiary were included in the Company's financial statements for the nine and three months ended September 30, 2011 due to the fact that this segment was acquired in the fourth quarter of 2011.

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

The following is a summary of the operating results of the Company's segments for the nine and three months ended September 30, 2012 and 2011 and a summary of their financial positions as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	Corporate	Appraisal Management	Financial Intermediary	Logistics	Eliminations	Total
For the Nine Months Ended September 30, 2012
Service fee income	$6,428	$128,570	$9,124	$4,619	$(6,439)	$142,302
Interest income	4,731	—	—	—	(708)	4,023
Interest expense	2,330	28	680	—	(708)	2,330
Depreciation and amortization expense (A)	246	1,392	72	807	—	2,517
Income (loss) before income tax benefit	(1,826)	4,191	(1,587)	(3,285)	—	(2,507)
Additions to long-lived assets	655	947	185	338	—	2,125

As of September 30, 2012
Total assets (B) (C)	$96,148	$22,855	$1,864	$3,318	$(12,771)	$111,414

(A)	Amounts are included in the cost of services and selling, general and administrative expense line items of the condensed consolidated statements of operations.

(B)	Logistics segment includes goodwill of $2.2 million resulting from the acquisition of Mango.

(C)	Appraisal Management segment includes goodwill of $3.2 million resulting from the acquisition of StreetLinks.

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

	Corporate	Appraisal Management	Financial Intermediary	Eliminations	Total
For the Nine Months Ended September 30, 2011
Service fee income	$—	$81,469	$6,693	$—	$88,162
Interest income	8,723	—	—	—	8,723
Interest expense	1,746	—	—	—	1,746
Depreciation and amortization expense (A)	133	1,279	49	—	1,461
Income (loss) before income tax benefit	(54)	4,404	686	—	5,036
Additions to long-lived assets	48	1,323	115	—	1,486

As of December 31, 2011
Total assets (B) (C)	$34,657	$17,197	$2,261	$(9,514)	$44,601

(A)	Amounts are included in the cost of services and selling, general and administrative expense line items of the condensed consolidated statements of operations.

(B)	Corporate segment includes goodwill of $2.2 million resulting from the acquisition of Mango.

(C)	Appraisal Management segment includes goodwill of $3.2 million resulting from the acquisition of StreetLinks.

	Corporate	Appraisal Management	Financial Intermediary	Logistics	Eliminations	Total
For the Three Months Ended September 30, 2012
Service fee income	$2,095	$44,041	$117	$2,004	$(2,095)	$46,162
Interest income	995	—	—	—	(217)	778
Interest expense	795	9	208	—	(217)	795
Depreciation and amortization expense (A)	110	471	25	642	—	1,248
Income (loss) before income tax benefit	(1,239)	1,081	(2,023)	(1,581)	—	(3,762)
Additions to long-lived assets	108	397	112	199	—	816

(A)	Amounts are included in the cost of services and selling, general and administrative expense line items of the condensed consolidated statements of operations.

	Corporate	Appraisal Management	Financial Intermediary	Eliminations	Total
For the Three Months Ended September 30, 2011
Service fee income	$—	$37,427	$180	$—	$37,607
Interest income	3,083	—	—	—	3,083
Interest expense	720	—	—	—	720
Depreciation and amortization expense (A)	45	433	8	—	486
Income (loss) before income tax benefit	1,322	2,314	(1,136)	—	2,500
Additions to long-lived assets	30	595	108	—	733

(A)	Amounts are included in the cost of services and selling, general and administrative expense line items of the condensed consolidated statements of operations.

Note 13. Earnings per Share

Earnings per share was calculated using the treasury method for all periods presented. For the nine and three months ended September 30, 2011, this calculation included the Company's 9.0% Series D1 Mandatory Convertible Preferred Stock, par value $0.01 per share (the "Series D Preferred Stock"), which was assumed to be converted to 1,875,000 shares of common stock that shared in distributions with common shareholders on a 1:1 basis through the date of the Recapitalization.

The computations of basic and diluted earnings per share for the nine and three months ended September 30, 2012 and 2011 (dollars in thousands, except share and per share amounts) are as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income	$61,042	$6,688	$(3,320)	$4,202
Less income attributable to noncontrolling interests	(1,508)	2	(1,114)	(244)
Dividends on preferred shares	—	(8,428)	—	—
Net effect of the Recapitalization (A)	—	95,460	—	—
Income (loss) available to common shareholders	$62,550	$93,718	$(2,206)	$4,446

Denominator:
Weighted average common shares outstanding – basic	90,530,738	39,261,555	90,651,716	90,326,299

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	90,530,738	39,261,555	90,651,716	90,326,299
Stock options	548,468	—	451,548	—
Nonvested shares	355,776	165,769	224,294	491,901
Weighted average common shares outstanding – dilutive	91,434,982	39,427,324	91,327,558	90,818,200

Basic earnings per share:
Net income	$0.67	$0.17	$(0.03)	$0.05
Less income attributable to noncontrolling interests	(0.02)	—	(0.01)	—
Dividends on preferred shares	—	(0.21)	—	—
Net effect of the Recapitalization (A)	—	2.43	—	—
Net income (loss) available to common shareholders	$0.69	$2.39	$(0.02)	$0.05

Diluted earnings per share:
Net income	$0.67	$0.17	$(0.03)	$0.05
Less income attributable to noncontrolling interests	(0.01)	—	(0.01)	—
Dividends on preferred shares	—	(0.21)	—	—
Net effect of the Recapitalization (A)	—	2.42	—	—
Net income (loss) available to common shareholders	$0.68	$2.38	$(0.02)	$0.05

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

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2012	2011	2012	2011
Number of stock options	6,877	547	7,384	705
Weighted average exercise price of stock options	$0.77	$11.53	$0.76	$8.07

During the first quarter of 2012, the Company granted 6.9 million options to purchase shares of Common Stock at a weighted average exercise price of $0.77. The weighted average impact of 5.9 million shares and 6.4 million shares are included in the table above for the nine and three months ended September 30, 2012, respectively.

Of the 6.9 million total options granted, 5.3 million relate to a non-discretionary anti-dilution provision adjustment to preserve the benefits and potential benefits of grants issued prior to the Recapitalization. These options maintained the original exercise prices and vesting terms of the respective initial grants. There were no options granted during the three months ended September 30, 2012.

The Company had approximately 0.8 million and 30,000 of additional nonvested shares outstanding as of September 30, 2012 and September 30, 2011, respectively which have original cliff vesting schedules ranging between five and ten years. Of these, approximately 0.6 million shares were not included in the calculation of earnings per share for the nine and three months ended September 30, 2012, while 30,000 nonvested shares were not included in the calculation of earnings per share for the nine and three months ended September 30, 2011, because they were anti-dilutive.

Note 14. Recapitalization of Preferred Stock

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

Note 15. Subsequent Events

On October 2, 2012, pursuant to a Membership Interest Purchase Agreement between the Company and IVR Central, LLC ("IVR"), the Company acquired 85% of the membership interests in IVR in exchange for a purchase price of $0.8 million and the issuance of 200,000 stock options, which are subject to certain operational and financial vesting conditions. IVR is a technology company in the call center communications industry, whose primary products include interactive voice response, automated call distribution, call dialing and call recording using cloud technology. The impact of this acquisition was not material to the consolidated Company.

Subsequent to the acquisition, IVR changed its named to Corvisa Cloud LLC.

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

•
Consolidated Results of Operations – an analysis of our results of operations for the nine and three months ended September 30, 2012 as presented in our unaudited Condensed Consolidated Financial Statements.

•
Segment Results of Operations – an analysis of our results of operations for the nine and three months ended September 30, 2012 as presented in our unaudited Condensed Consolidated Financial Statements for our reporting segments.

•	Liquidity and Capital Resources – an analysis of our cash flows and financial commitments.

Corporate Overview, Background and Strategy
Our Business
We are a Maryland corporation formed on September 13, 1996. Effective May 23, 2012, NovaStar Financial, Inc. changed its name to Novation Companies, Inc. (“NCI” or the “Company”) to reflect the Company's current business strategy of acquiring and operating technology-enabled service businesses.

We own 91% of StreetLinks LLC (“StreetLinks”), a national residential appraisal and real estate valuation management company.

StreetLinks has three primary products it offers today: Lender Plus is the core appraisal management service offered by StreetLinks, for which StreetLinks manages the full appraisal process for lenders; Lender X is StreetLinks' technology solution that facilitates lenders managing their own appraisal process; and StreetLinks' latest product, Appraisal QX, an automated appraisal risk management product. Appraisal QX launched in October of this year. StreetLinks is working to increase its customer base, capture a larger percentage of current customers' business and bring new, innovative products to market.

We own 78% of Advent Financial Services LLC (“Advent”). Advent provides financial settlement services, for income tax preparation businesses and also provides access to tailored banking accounts and related services via its prepaid debit card designed to meet the needs of low and moderate-income level individuals. Advent is not a bank but acts as an intermediary for banking products on behalf of other banking institutions.

The primary distribution channel for Advent is by way of settlement services to electronic income tax return originators. Advent provides a process for the originators to collect refunds from the Internal Revenue Service, distribute fees to various service providers and deliver the net refund to individuals. Individuals may elect to have the net refund dollars deposited into Advent's prepaid debit card. Individuals also have the option to have the net refund dollars paid by check or to an existing bank account. Regardless of the settlement method, Advent receives a fee from the originator for providing the settlement service. If the refund is deposited to the prepaid debit card offered by Advent, Advent earns additional fee income. Advent is working to increase its number of independent tax preparation customers and encourage individuals to reload their prepaid debit card after tax time.

We own 51% of Mango Moving, LLC. Mango is an “asset-light” third-party logistics provider within the household goods industry. The company's goal is to provide high-quality interstate residential moving services by serving as the sales and marketing partner to independent household goods movers nationwide.

In October of 2012, we acquired 85% of IVR Central, LLC, a technology company in the call center communications industry. Subsequent to the acquisition, the name was changed to Corvisa Cloud LLC and products are now being delivered under the Corvisa Cloud brand.  Primary products of Corvisa Cloud include interactive voice response, automated call distribution, call dialing and call recording using cloud technology.  Corvisa Cloud's cloud recording product is currently being developed.

Corvisa Cloud also provides a full call center replacement offering.  This allows for the elimination of legacy on-premise phone systems and includes integration to multiple leading Customer Relation Management and cloud-based sales and operation management systems.  The call center solution is fully web-based, hosted in the cloud and highly scalable.  Providing a monthly cost model versus a large upfront capital expense, Corvisa Cloud eliminates the barrier of upfront expenditures that prohibit many call centers from implementing their ideal voice communication platform.

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

The Company's condensed consolidated financial statements as of September 30, 2012 and for the nine and three months ended September 30, 2012 and 2011 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements.

Our Strategy
Management is focused on building its operating subsidiaries with a focus on long term value creation. Given the early-stage nature of many of these businesses they may not contribute to quarterly earnings for some time but we believe they represent solid investments with the opportunity for future earnings and equity value creation that will benefit shareholders.

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

Table 1 – Summary of Financial Highlights and Key Performance Metrics (dollars in thousands; except per share amounts)

	For the Nine Months Ended September 30,
	2012	2011
Net income available to common shareholders per diluted share	$0.68	$2.38

	September 30, 2012	December 31, 2011
Unrestricted cash and cash equivalents	$20,145	$11,503

Significant Recent Events
As of September 30, 2012, the Company determined that it is more likely than not that it will realize a portion of its deferred tax assets. Therefore, the Company released $63.1 million of its valuation allowance for the nine months ended September 30, 2012, which resulted in a net deferred tax asset of $63.1 million as of September 30, 2012. See Note 11 to the condensed consolidated financial statements for further details.

Steve Haslam, the Company's Chief Operating Officer, sold all of his membership units, representing approximately 5% of the outstanding units of StreetLinks, to the Company on March 8, 2012. The total purchase price was $6.1 million, $1.3 million of which was paid during the nine months ended September 30, 2012. The remainder is payable as follows: $0.3 million on the last day of each quarter until March 8, 2016, on which date the unpaid principal balance of $1.6 million is to be paid, plus interest on the unpaid balance at the rate of 4.0% per annum, compounded quarterly.

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

Impact of Recently Issued Accounting Pronouncements
In September 2011, the FASB issued Accounting Standards Update ("ASU") 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which amends previous guidance to allow companies the option of performing a qualitative assessment before completing step one of the impairment test, calculating the fair value of the reporting unit. If the Company determines on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, the two-step impairment test would not be required. The amendments are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The guidance will be in effect for the Company beginning with the annual goodwill impairment tests to be completed in the fourth quarter of 2012 and is not expected to have a material impact on the Company's consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment. The FASB issued the ASU in response to feedback on ASU 2011-08, which amended the goodwill impairment testing requirements by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. Similarly, under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. Although ASU 2012-02 revises the examples of events and circumstances that an entity should consider in interim periods, it does not revise the requirements to test (1) indefinite-lived intangible assets annually for impairment and (2) between annual tests if there is a change in events or circumstances. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and is not expected to have a material impact on the Company's consolidated financial statements.

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update), which amends a number of SEC sections in the FASB Accounting Standards Codification as a result of (1) the issuance of SAB 114, (2) the issuance of SEC Final Rule 33-9250, and (3) corrections related to ASU 2010-22. This guidance was effective upon issuance, and did not have a significant impact on the Company's financial statements.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements, which makes certain technical corrections (i.e., relatively minor corrections and clarifications) and “conforming fair value amendments” to the FASB Accounting Standards Codification (the “Codification”). The amendments affect various Codification topics and apply to all reporting entities within the scope of those topics. This guidance was effective upon issuance (except for amendments that are subject to transition guidance, which will be effective for fiscal periods beginning after December 15, 2012), and did not have a significant impact on the Company's financial statements.

Consolidated Results of Operations
Service Fee Income and Cost of Services
See discussion within the Segment Results of Operations section below.

Interest Income – Mortgage Securities
The interest on the mortgage securities we own has decreased when comparing the nine and three months ended September 30, 2012 to the same periods in 2011 as the cash flow on the securities have decreased mainly due to poor performance of the underlying collateral. Management expects that the interest income and cash flow from these securities will continue to decline as the underlying loan collateral is written down or off.

Selling, General and Administrative
Selling, general and administrative expenses have increased to $23.7 million and $8.0 million for the nine and three months ended September 30, 2012, respectively, from $16.0 million and $5.6 million for the same periods in 2011. This increase was driven by the acquisition of Mango, as it was acquired in the fourth quarter of 2011 and therefore its results are not included for the nine and three months ended September 30, 2011. The increase was also due to growth across all operating segments along with the Corporate segment and the increased workforce and infrastructure to help support the existing and expected increase in operations.

Interest Expense
Interest expense has increased to $2.3 million and $0.8 million for the nine and three months ended September 30, 2012 from $1.7 million and $0.7 million for the nine and three months ended September 30, 2011. The increase is due to the accretion of the debt discount to the higher principal balance of the Senior Notes as a result of the Debt Exchange transactions executed at the end of the first quarter of 2011. See Note 8 to the condensed consolidated financial statements for further details.

Income Tax Benefit
During the nine months ended September 30, 2012, the Company released $63.1 million of its valuation allowance against its deferred tax assets. See Note 11 to the condensed consolidated financial statements for further details.

Segment Results of Operations
Appraisal Management
We manage the process of residential home appraisals for our customers, generally residential mortgage lenders. We earn fees when our service is completed and the appraisal is delivered to our customer. We also provide other valuation services and transaction-based technology for mortgage lenders to manage their own appraisal process as well as automated appraisal risk management products. Fee revenue is directly related to the number of completed orders or transactions. Cost of services includes the direct cost of the appraisal or other service, when applicable, which is paid to an independent party, and the internal costs directly associated with completing the appraisal order. The internal costs include compensation and benefits, office administration, depreciation of equipment used in the production process, and other expenses necessary to the production process.

Following is an analysis of the results of operations from the Appraisal Management segment.

Table 2 – Appraisal Management Segment Operations (dollars in thousands, except unit and per unit amounts)

	For the Nine Months Ended September 30,				For the Three Months Ended September 30,
	2012		2011		2012		2011
	Total	%	Total	%	Total	%	Total	%
Service fee income:
Full service appraisal management	$127,424	99.1%	$80,700	99.1%	$43,597	99.0%	$37,063	99.0%
Other valuation services and transactions	1,146	0.9	769	0.9	444	1.0	364	1.0
Total service fee income	128,570	100.0	81,469	100.0	44,041	100.0	37,427	100.0

Cost of services	115,586	89.9	71,025	87.2	39,872	90.5	32,302	86.3
Selling, general and administrative expense	8,762	6.8	6,182	7.6	3,053	6.9	2,811	7.4
Other expense	29	—	40	—	28	0.1	15	—

Other income, net	(2)	—	182	0.2	(7)	—	15	0.1

Net income before income taxes	$4,191	3.3%	$4,404	5.4%	$1,081	2.5%	$2,314	6.2%

Completed orders:
Full service appraisal management	335,235		217,400		116,357		98,401
Other valuation services and transactions	61,399		21,663		23,397		11,211

Service Fee Income
The large increase in service fee income in the Appraisal Management segment is directly related to the increase in completed orders and transactions. The substantial increase in order volume is mainly due to our sales efforts, which led to increases in the number of mortgage lender customers, along with gaining additional order volume from existing customers.

Cost of Services
As a percentage of service fee income, direct costs of services have increased steadily when comparing the nine and three months ended September 30, 2012 to the same periods in 2011. This is due to regulatory changes requiring that the fees we pay to appraisers are "customary and reasonable". Management is evaluating its methods for assigning appraisals in order to lower the cost of the appraisal, while maintaining compliance with regulatory guidelines. The indirect cost of services have remained reasonably consistent as a percentage of revenues. Changes in the fee income and cost of service per unit, and therefore net margin, from period to period may be impacted by the mix of the appraisal products completed, as margins for other valuation and transaction-based services are significantly different from full service appraisal management services.

Selling, General and Administrative
Selling, general and administrative expenses are higher when comparing the nine and three months ended September 30, 2012 to the same periods in 2011. However, as a percentage of service fee income, these expenses are lower as many of these costs have not increased proportionate to production. A significant portion of these amounts are related to compensation and benefits for administrative and sales employees which have increased but at a slightly slower rate than revenue.

Financial Intermediary
We earn fees for providing financial settlement services for income tax preparation businesses and consumers. Settlement services are facilitated through arrangements we have made with other independent financial service providers, including our bank partners and data exchange managers. Settlement services consist mainly of collecting income tax refunds on behalf of our customers, distributing fees to independent service providers and delivering the refund, net of fees, to the individual taxpayer. As the majority of our business is directly related to income tax refunds, a significant portion of the financial intermediary's operations occur during the first quarter of each year.

Although we are not a bank, we provide access to tailored banking accounts and related services via our prepaid debit card designed to meet the needs of low and moderate-income level individuals. We earn additional service fee income based on the customers' account activity. In the analysis below, we have included all accounts opened (titled banking accounts enrolled), regardless of whether the account was used and generated fees. Cost of Services includes the direct cost related to providing services, which includes fees to third-party vendors performing services on our behalf. Additionally, internal costs directly associated with completing our services are included in Cost of Services. The internal costs include compensation and benefits of employees, office administration, depreciation of equipment used in the production process, and other expenses necessary to complete services performed.

Following is an analysis of the results of operations from the Financial Intermediary segment.

Table 3 – Financial Intermediary Segment Operations (dollars in thousands, except unit and per unit amounts)

	For the Nine Months Ended September 30,				For the Three Months Ended September 30,
	2012		2011		2012		2011
	Total	%	Total	%	Total	%	Total	%
Service fee income:
Settlement	$8,109	88.9%	$5,866	87.6%	$35	29.9%	$71	39.4%
Banking account distribution	1,015	11.1	827	12.4	82	70.1	109	60.6
Total service fee income	9,124	100.0	6,693	100.0	117	100.0	180	100.0
								—
Cost of services	5,696	62.4	3,121	46.6	816	697.4	365	202.8
Selling, general and administrative expense	3,323	36.4	2,671	39.9	1,116	953.8	940	522.2
Guaranty fees - NCI	1,012	11.1	—	—	—	—	—	—
Interest expense - NCI	680	7.6	215	3.2	208	177.8	11	6.1

Net income (loss) before income taxes	$(1,587)	(17.4)%	$686	10.2%	$(2,023)	(1,729.1)%	$(1,136)	(631.1)%

Settlements of federal income tax refunds (A)	573,408		314,611		4,241		1,548
Banking accounts enrolled (B)	45,143		37,582		2,863		961

(A)
Advent processes both federal and state income tax refunds. However, many taxpayers have no state refund and others may have more than one state tax refund. For this analysis, the number of state refunds have not been included. The number of federal income tax refunds generally represents the number of individual taxpayers using Advent services.

(B)	Includes all accounts opened regardless of whether the account was used and/or generated fees.

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

Cost of Services
The increase in cost of services for the nine and three months ended September 30, 2012 when compared to the same periods in 2011 is due to the increased transaction volume over the same period. The increase in cost of services as a percentage of service fee income is due primarily to the Financial Intermediary segment's current strategy. While this strategy has driven additional service fee income dollars and volume, this strategy has also reduced margins during the nine and three months ended September 30, 2012. In addition, this segment had higher operational costs than we expect to incur in the long term, as we continue to grow this business and supporting functions. Management of this segment is in the process of evaluating operations with the intent to increase margin in future periods.

Selling, General and Administrative
Selling, general and administrative expenses were higher during the nine and three months ended September 30, 2012 when compared to the same periods in 2011. The Financial Intermediary segment incurred additional costs to administer the settlement programs, including compensation and related expenses for non-production staff and fees for professional services.

Guarantee Fees and Interest Expense
During the first quarter of 2012, NCI charged a guaranty fee of approximately $1.0 million to the Financial Intermediary segment for NCI's guarantee of Advent's performance under its contract with its settlement services banking partner. Interest was also charged on amounts borrowed from NCI.

Logistics
We provide high-quality interstate residential moving services by serving as the sales and marketing partner to independent household goods movers nationwide. Service fee income is directly related to the number of completed moves. Cost of services includes the direct costs of a move (such as loading, transportation, and unloading services), which are paid to independent parties, and the internal costs directly associated with completing a move. The internal costs include compensation and benefits, office administration, depreciation of equipment used in the production process, and other expenses necessary to complete the production process.

As discussed in Note 12 to the condensed consolidated financial statements, as Mango was acquired during the fourth quarter of 2011, no operating results for this subsidiary were included in the Company's financial statements for the nine and three months ended September 30, 2011. As such, the following discussion regarding the results of operations of this segment will focus primarily on the activity within this segment for the nine and three months ended September 30, 2012.

Table 4 – Logistics Segment Operations (dollars in thousands, except unit and per unit amounts)

	For the Nine Months Ended September 30, 2012		For the Three Months Ended September 30, 2012
	Total	%	Total	%
Service fee income:
Labor-only	$2,578	55.8%	$1,193	59.5%
Direct-to-consumer	1,648	35.7	705	35.2
Transportation-only and other	393	8.5	106	5.3
Total service fee income	4,619	100.0	2,004	100.0

Cost of services	5,054	109.4	2,468	123.2
Selling, general and administrative expense	2,819	61.0	1,117	55.6
Other expense	31	0.7	—	—

Net loss before income taxes	$(3,285)	(71.1)%	$(1,581)	(78.9)%

Completed moves:
Labor-only	4,571		2,070
Direct-to-consumer	443		166
Transportation-only and other	65		17

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

Cost of Services
Generally, fluctuations in direct cost of services in the Logistics segment are directly correlated to the number of moves completed by Mango. Changes in the fee income and cost of service per unit, and therefore, the net margin, from period to period may be impacted by the mix of the completed moving and storage solutions. As this segment is still in the early stages of development, Management continues to identify and explore opportunities to scale the business and improve the efficiency of operations with the intent to drive positive margins in future periods.

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

Liquidity and Capital Resources
As of September 30, 2012, we had approximately $20.1 million in unrestricted cash and cash equivalents and $2.3 million of restricted cash, $1.2 million of which is included in the other current assets line item of the condensed consolidated balance sheets and $1.1 million in the other noncurrent assets line item. The bank that provides financial settlement services for Advent requires cash collateral in an account and its release is subject to contractual requirements. During the first and second quarters of 2012, the balance in this account increased from December 31, 2011 due to the high volume of transactions that Advent processed, however, approximately $4.7 million was released from restriction during the three months ended September 30, 2012. By contract, another $1.0 million will be released during the fourth quarter of 2012.

Service fee income was a substantial source of our cash flows during the nine months ended September 30, 2012. We have had significant growth during the nine months ended September 30, 2012 as compared to the same period in 2011, and are currently projecting an increase in service fee income over the course of the next year as we continue to increase our customer base, although we cannot assure the same rate of growth that we have experienced will continue in future periods. Our current projections indicate that sufficient cash and cash flows are and will be available to meet payment needs. However, our mortgage securities cash flows are volatile and uncertain, and the amounts we receive could vary materially from our projections though we believe that the increased cash flows from operations will offset any reduction in our mortgage securities cash flows. As discussed under the heading “Item 1. Legal Proceedings” of Part II of this report, we are the subject of various legal proceedings, the outcomes of which are uncertain. We may also face demands in the future that are unknown to us today related to our legacy lending and servicing operations. However, management believes that its current operations and its cash availability are sufficient for the Company to discharge its liabilities and meet its commitments in the normal course of business.

The indentures governing the Senior Notes (the “Indentures”) contain restrictive covenants (the “Negative Covenants”) subject to exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit NCI and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring our shares or equity in our subsidiaries, making payment on our debt securities that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in our subsidiaries or all or substantially all of the assets of our subsidiaries. The Senior Notes accrue interest at a rate of 1.0% until the earlier of (a) the completion of an equity offering by NCI or our subsidiaries that results in proceeds of $40 million or more or (b) January 1, 2016. Thereafter, the Senior Notes will accrue interest at a rate of three-month LIBOR plus 3.5% (the “Full Rate”). Interest on the Senior Notes is paid on a quarterly basis and no principal payments are due until the Senior Notes mature on March 30, 2033. The Negative Covenants remain in effect until both of the following conditions are met: 1) the Senior Notes begin accruing interest at the Full Rate, and 2) the Company satisfies certain financial covenants (the “Financial Covenants”). Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95%. As the Senior Notes were not accruing interest at the Full Rate, the Negative Covenants, as defined above, were still in effect as of September 30, 2012 and December 31, 2011. As such, the Company was under no obligation to comply with the Financial Covenants during these periods.

The only significant change to the Company's contractual obligations as presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, is the addition of the note payable to related party. See Note 8 to the condensed consolidated financial statements for repayment terms and other details.

Overview of Cash Flow for the Nine Months Ended September 30, 2012
The following table provides a summary of our operating, investing and financing cash flows as taken from our condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011.

Table 5 – Summary of Operating, Investing and Financing Cash Flows (dollars in thousands)

	For the Nine Months Ended September 30,
	2012	2011
Consolidated Statements of Cash Flows:
Cash provided by operating activities	$7,703	$7,203
Cash flows provided by investing activities	1,813	282
Cash flows used in financing activities	(874)	(3,466)

Operating Activities
Cash provided by operating activities increased during the nine months ended September 30, 2012 over the same period in 2011. This was directly related to the increased production for all of our operating segments.

Investing Activities
During the nine months ended September 30, 2012, the Company had a large decrease in proceeds from paydowns and maturities of securities as compared to the same period last year mainly due to poor performance of the underlying collateral. However, as discussed in Note 5 to the condensed consolidated financial statements, the Company received a large note receivable payment of $1.5 million during the nine months ended September 30, 2012. During the nine months ended September 30, 2012, we also purchased a larger amount of property and equipment as compared to the same period in the prior year to support growth in the operating businesses.

Financing Activities
During the nine months ended September 30, 2012, the Company paid approximately $1.3 million toward the acquisition of an additional equity interest in StreetLinks, offset by the receipt of approximately $0.6 million in capital contributions from noncontrolling interests. During the same period in 2011, the Company paid approximately $3.0 million to holders of preferred stock as part of the Recapitalization.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case included NovaStar Mortgage Funding Corporation (“NMFC”) and its individual directors, several securitization trusts sponsored by the Company ("affiliated defendants") and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. Plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff's claims, which the court granted on March 31, 2011, with leave to amend. Plaintiff filed a second amended complaint on May 16, 2011, and the Company again filed a motion to dismiss. On March 29, 2012, the court dismissed the plaintiff's second amended complaint with prejudice and without leave to replead. The plaintiff filed an appeal, which remains pending. Given the court's ruling in an early stage of the litigation, the Company cannot provide an estimate of the range of any loss. The Company believes that the affiliated defendants have meritorious defenses to the case and expects them to defend the case vigorously.
On July 9, 2010 and on February 11, 2011, Cambridge Place Investment Management, Inc. filed complaints in the Suffolk, Massachusetts Superior Court against NMFC and numerous other entities seeking damages on account of losses associated with residential mortgage-backed securities purchased by plaintiff's assignors. The complaints allege untrue statements and omissions of material facts relating to loan underwriting and credit enhancement. The complaints also allege a violation of Section 410 of the Massachusetts Uniform Securities Act (Chapter 110A of the Massachusetts General Laws). Defendants removed the cases to the United States District Court for the District of Massachusetts, and plaintiff filed motions to remand the cases back to state court. On August 22, 2011, the federal court remanded these cases back to state court, and on October 14, 2011, the plaintiff filed amended complaints. In December 2011, the Company, together with the other defendants in the litigation, filed a joint motion to dismiss the complaints alleging that the plaintiff lacked standing. On March 12, 2012, the court denied the defendants' motion to dismiss for lack of standing, and the defendants sought an interlocutory appeal of the denial, which the appellate court declined to hear. On April 26, 2012, the defendants filed a joint motion to dismiss the plaintiff's complaints for a failure to state a claim. By order dated September 28, 2012, the court granted the motion to dismiss as to NMFC.
On June 20, 2011, the National Credit Union Administration Board, as liquidating agent of U.S. Central Federal Credit Union, filed an action against NMFC and numerous other defendants in the United States District Court for the District of Kansas, claiming that the defendants issued or underwrote residential mortgage-backed securities pursuant to allegedly false or misleading registration statements, prospectuses, and/or prospectus supplements. On October 12, 2011, the complaint was served on NMFC. On December 20, 2011, NMFC filed a motion to dismiss the plaintiff's complaint and to strike certain paragraphs of the complaint. On July 25, 2012, the court granted the motion in part and denied the motion in part. The plaintiff was granted leave to amend the complaint. On August 24, 2012, the plaintiff filed an amended complaint making essentially the same claims against NMFC. On October 29, 2012, NMFC filed a motion to dismiss the amended complaint. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that NMFC has meritorious defenses to the case and expects it to defend the case vigorously.
On May 30, 2012, Woori Bank filed an action against NovaStar ABS CDO I, Inc. and NovaStar ABS CDO I, Ltd. (collectively, “NCDO”) and certain other unrelated entities in the United States District Court for the Southern District of New York, claiming common law fraud, negligent misrepresentation and unjust enrichment based on allegations that defendants knew that NCDO securities purchased by plaintiff involved more risk than their ratings suggested. Plaintiff dismissed, without prejudice, NovaStar ABS CDO I, Ltd., and on August 20, 2012, plaintiff filed an amended complaint against NovaStar ABS CDO I, Inc. and other, unrelated entities. The amended complaint alleged the same claims against NovaStar ABS CDO I, Inc. On September 12, 2012, NovaStar ABS CDO I, Inc. filed a motion to dismiss the amended complaint. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that NCDO has meritorious defenses to the case and expects NCDO to defend the case vigorously.

Item 1A. Risk Factors

Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(dollars in thousands, except per share amounts)

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (A)
July 1, 2012 - July 31, 2012	—	—	—	$1,020
August 1, 2012 - August 31, 2012	—	—	—	$1,020
September 1, 2012 - September 30, 2012	—	—	—	$1,020

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
101
The following financial information from Novation Companies, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the nine and three months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the nine and three months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Shareholders' Equity for the nine months ended September 30, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

(1) See Note 13 to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVATION COMPANIES, INC.

DATE:	November 7, 2012	/s/ W. Lance Anderson
W. Lance Anderson, Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

DATE:	November 7, 2012	/s/ Rodney E. Schwatken
Rodney E. Schwatken, Chief Financial Officer
(Principal Financial Officer)

DATE:	November 7, 2012	/s/ Brett A. Monger
Brett A. Monger, Vice President and Chief Accounting Officer
(Principal Accounting Officer)