Form 10-K
period 2012-12-31
NOVATION COMPANIES, INC.
filed 2013-03-01
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2012 was approximately $28,395,673, based upon the closing sales price of the registrant’s common stock as quoted by OTC Markets’ Group inter-dealer quotation service as a OTCQB security.

The number of shares of the Registrant's Common Stock outstanding on February 22, 2013 was 91,479,519.

Documents Incorporated by Reference
Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the Novation Companies, Inc. definitive proxy statement for the 2013 annual meeting of the shareholders, which will be filed with the Commission no later than 120 days after December 31, 2012.

NOVATION COMPANIES, INC.
FORM 10-K
For the Fiscal Year ended December 31, 2012

Part I

Forward-Looking Statements
Statements in this report regarding Novation Companies, Inc. and its business, that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events, do not relate solely to historical matters and include statements regarding management's beliefs, estimates, projections, and assumptions with respect to, among other things, our future operations, business plans and strategies, as well as industry and market conditions, all of which are subject to change at any time without notice. Words such as "believe," "expect," "anticipate," "promise," "plan," and other expressions or words of similar meanings, as well as future or conditional auxiliary verbs such as "would," "should," "could," or "may" are generally intended to identify forward-looking statements. Actual results and operations for any future period may vary materially from those discussed herein. Some important factors that could cause actual results to differ materially from those anticipated include: our ability to manage our business; variability in the home mortgage or refinancing market that affects the demand for real estate appraisal services; changes in the regulatory environments within which our subsidiaries operate; our ability to develop new relationships and maintain existing relationships with both customers and business partners; decreases in cash flows from our mortgage securities; our ability to remain in compliance with the agreements governing our indebtedness; the outcome of litigation actions pending against us or other legal contingencies; our compliance with applicable local, state and federal laws and regulations; compliance with new accounting pronouncements; the impact of general economic conditions; and the risks that are from time to time included in our filings with the Securities and Exchange Commission (“SEC”), including this report on Form 10-K. Other factors not presently identified may also cause actual results to differ. This report on Form 10-K speaks only as of its date and we expressly disclaim any duty to update the information herein except as required by federal securities laws.

Item 1. Business

Novation Companies, Inc. ("Novation" or "NCI" or the "Company") is a Maryland corporation formed on September 13, 1996. Prior to May 23, 2012, Novation was NovaStar Financial, Inc. The name was changed to reflect the Company's current business strategy of acquiring and operating technology-enabled service businesses.

In 2008, we acquired a majority interest in StreetLinks LLC (“StreetLinks”), a national residential appraisal and real estate valuation management company. As of December 31, 2012, we owned 91% of StreetLinks. StreetLinks has three primary products:

•	Lender Plus, the core appraisal management service, for which StreetLinks manages the full appraisal process for lenders;

•	Lender X, the technology solution that facilitates lenders managing their own appraisal process; and

•	Appraisal QX, introduced in the fourth quarter of 2012, an automated appraisal risk management product.

In 2009, we purchased a majority interest in Advent Financial Services LLC (“Advent”). Advent provides financial settlement services for income tax preparation businesses. Advent also provides access to tailored banking accounts and related services via its prepaid debit card, which is designed to meet the needs of low and moderate-income level individuals. Advent is not a bank but acts as an intermediary for banking products on behalf of other banking institutions. As of December 31, 2012, we owned 78% of Advent.

The primary distribution channel for Advent is by way of settlement services to electronic income tax return originators. Advent provides a process for the originators to collect refunds and other payments from the Internal Revenue Service, distribute fees to various service providers and deliver the net refund/payment to individuals. Individuals may elect to have the net refund/payment deposited to an Advent-issued prepaid debit card. Individuals also have the option to have the net refund/payment paid by check or to an existing bank account. Regardless of the settlement method, Advent receives a fee from the originator for providing the settlement service.

If the refund/payment is deposited to the prepaid debit card offered by Advent, Advent earns fee income related to the usage of the prepaid card. Advent is working to increase its number of independent tax preparation customers and encourage individuals to reload their prepaid debit card after tax time.

In 2011, we acquired a majority interest in Build My Move, LLC (BMM), which subsequently changed its name to Mango Moving, LLC ("Mango"). As of December 31, 2012, we owned 61% of Mango. Mango is a third-party logistics provider within the household goods industry. Because of continued capital demands and difficulties generating positive cash flows or earnings, effective February 27, 2013 the Company and non-controlling owners agreed to dissolve Mango and abandon its operations.

In October of 2012, we acquired 85% of IVR Central, LLC, a call center technology company. Subsequent to the acquisition, the name was changed to Corvisa Cloud LLC. Primary products of Corvisa Cloud include interactive voice response, automated call distribution, call dialing and call recording using cloud technology. Corvisa Cloud also provides a full call center replacement offering, which allows for the elimination of legacy on-premise phone systems and includes integration to multiple leading

Customer Relation Management and cloud-based sales and operation management systems. The call center solution is fully web-based, hosted in the cloud and highly scalable.

Prior to 2011, we originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. Although those activities have been discontinued, as a result of those activities, we acquired and continue to own mortgage securities that continue to be a source of our cash flow.

Our acquisitions are discussed in greater detail in Note 4 to the consolidated financial statements. During 2011, we completed exchanges of our preferred stock and our junior subordinated debentures to improve our liquidity position and financial condition and to provide stability. See Note 3 and Note 9 to the consolidated financial statements, respectively, for further details.

Personnel
As of December 31, 2012, we employed, directly or through subsidiaries, an aggregate of 705 full-time employees. None of our employees are represented by a union or covered by a collective bargaining agreement.

Available Information
Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through our Internet site (www.novationcompanies.com) as soon as reasonably practicable after filing with the SEC. References to our website do not incorporate by reference the information on such website into this Annual Report on Form 10-K and we disclaim any such incorporation by reference. Copies of our board committee charters, our board’s Corporate Governance Guidelines, Code of Conduct, and other corporate governance information are available at the Corporate Governance section of our Internet site (www.novationcompanies.com), or by contacting us directly. Our investor relations contact information follows.

Investor Relations
2114 Central Street
Suite 600
Kansas City, MO 64108
816.237.7424
Email: ir@novationcompanies.com

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
Our ability to pay our operating expenses and meet our other obligations is dependent upon our ability to successfully operate and grow operations such that they generate positive cash flow. Our ability to start or acquire new businesses is significantly constrained by our limited liquidity and our likely inability to obtain debt financing or to issue equity securities as a result of our current financial condition, as well as other uncertainties and risks. There can be no assurances that we will be able to successfully operate and grow operations or establish or acquire new business operations.

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
The actual experience will differ from the assumptions that we used to determine the fair value of these securities. Material differences may negatively impact our financial condition and results of operations.

The value of, and cash flows from, our mortgage securities will further decline as the underlying mortgage loan collateral declines.
There are many factors that affect the value of, and cash flows from, our mortgage securities, many of which are beyond our control. In general, the nature of mortgage securities is that as the underlying mortgage loan collateral is repaid or defaults, the value of, and cash flows from, our securities will decline.

Risks Related to Our Operating Subsidiaries
A decline in the number of home sales and the originations and refinancings of home loans would decrease appraisal order volume and adversely affect the revenues and profitability of StreetLinks.
StreetLinks, our residential appraisal management company, retains a portion of the fee for appraisal services collected from lenders and borrowers for an independent residential appraisal to cover its costs of managing the process of fulfilling the appraisal order. A decline in the number of home sales and the originations and refinancings of home loans would cause a decrease in the demand for appraisals. A decreased demand for appraisals would have an adverse effect on the revenues and profitability of StreetLinks. Generally, these decreases would be caused by factors beyond our control, such as increases in interest rates for residential mortgage loans. Such an increase in applicable interest rates may be caused by market forces, a change in government policy, or a change in policy by the Federal Reserve Bank, Fannie Mae or Freddie Mac.

StreetLinks may be unable to maintain its relationships with its existing lending customers and may be unable to add new lending customers which would decrease appraisal order volume and adversely affect the revenues and profitability of StreetLinks.
StreetLinks has increased its appraisal order volume by adding lending customers and intends to further develop its business through the addition of new lending customers. There is no assurance that StreetLinks will be able to maintain the relationships with its existing lending customers, including three customers that comprised approximately 31% of StreetLinks' service fee revenues during the years ended December 31, 2012, or add new lending customers which would decrease appraisal order volume and adversely affect the revenues and profitability of StreetLinks.

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
The success of Advent in large part depends on its ability to develop systems and maintain its network of business partners for the distribution of its products and services. Advent's business depends on a limited number of business partners and the loss of any significant business partner may adversely affect the business. For example, Advent finances its operations through a lending facility with one bank. If that bank ceased financing Advent's operations, then Advent would be unable to operate its business until alternative arrangements could be made. Moreover, part of Advent's method of distributing its products and services is to integrate its offerings with tax preparation software created by a limited number of third party developers. If any third party developers ceased integrating Advent's products and services into the tax preparation software, then Advent's ability to maintain its business would be impaired. To the extent Advent is unable to develop systems and maintain its network of business partners to successfully distribute Advent's products and services, it will have an adverse effect on Advent's business, financial condition and results of operations.

Advent's ability to distribute its financial products is, to some extent, dependent on the success of its business partners.
Advent distributes its financial products through business partners such as tax return preparation offices and is to some extent dependent on the success of these business partners. To the extent there is a decrease in the demand for the products or services of Advent's business partners, there may be a decrease in demand for Advent's products and services, which would have an adverse effect on Advent's business, financial condition and results of operations.

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
In the course of their business, our operating subsidiaries may become subject to legal proceedings and claims and could experience significant losses as a result of litigation defense and resolution costs that would have an adverse effect on their business, financial condition and results of operations.

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
Our common stock is currently quoted by the OTC Markets' Group inter-dealer quotation service as an OTCQB security. Trading of securities on this quotation service is generally limited and is effected on a less regular basis than on exchanges, such as the NYSE, and accordingly investors who own or purchase our stock will find that the liquidity or transferability of the stock may be limited. Additionally, a shareholder may find it more difficult to dispose of, or obtain accurate quotations as to the market value of, our stock. If an active public trading market cannot be sustained, the trading price of our common stock could be adversely affected and the ability of an investor to transfer their shares of our common stock may be limited.

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
We currently have recorded a significant deferred tax asset, before valuation allowance, almost all of which relates to certain net operating loss carryforwards and net unrealized built-in-losses. While we believe that it is more likely than not that we will be able to utilize at least a portion of such losses in the future, the net operating loss carryforwards and net unrealized built-in losses could provide significant future tax savings to us if we are able to fully utilize such losses. However, our ability to use these tax benefits may be impacted, restricted or eliminated due to a future “ownership change” within the meaning of Section 382 of the Code. An ownership change could occur that would severely limit our ability to use the tax benefits associated with the net operating loss carryforwards and net unrealized built-in losses, which may result in higher taxable income for us (and a significantly higher tax cost as compared to the situation where these tax benefits are preserved).

Covenant restrictions under our indebtedness may limit our ability to operate our business.
The indentures governing the senior notes we issued on March 22, 2011 (the “Senior Notes”) contain, among other things, covenants that may restrict our and our subsidiaries' ability to finance future operations, capital needs or to engage in other business activities. Without the prior consent of the holders of our Senior Notes, the terms of our Senior Notes and the related indentures restrict, among other things, our ability and the ability of our subsidiaries to:

•	incur indebtedness;

•	create certain liens;

•	make payments from our subsidiaries to us;

•	make payments to our shareholders;

•	acquire our outstanding shares, or the shares of our subsidiaries;

•	make payments on debt securities pari passu or junior to the Senior Notes; and

•	merge, consolidate, transfer and/or sell substantially all of our assets.

There can be no assurance that we will be able to receive the consent of the persons holding the Senior Notes should we have a need to take one of the restricted actions, which such limitation may hinder our ability to operate or grow our business in the future.

The interest rate on our Senior Notes will increase.
The Senior Notes accrue interest at a rate of 1% until the earlier of (a) the completion of an equity offering that results in proceeds of $40 million or more or (b) January 1, 2016. Thereafter, the Senior Notes will accrue interest at a rate of three-month LIBOR plus 3.5%. The aggregate principal amount of the Senior Notes is $85.9 million. The three-month LIBOR rate is at a historically low level and may increase in the future. Without accounting for increases in LIBOR, the increase in the applicable interest rate on the Senior Notes from 1% to 3.5% will negatively affect our business, financial condition and results of operations.

Some provisions of our charter, bylaws, Maryland law and our current Rights Plan may deter takeover attempts, which may limit the opportunity of our shareholders to sell their common stock at favorable prices.
Certain provisions of our charter, bylaws, Maryland law, and our current Rights Plan could discourage, delay or prevent transactions that involve an actual or threatened change in control, and may make it more difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders. For example, our board of directors is divided into three classes with three year staggered terms of office. This makes it more difficult for a third party to gain control of our board because a majority of directors cannot be elected at a single meeting. Further, under our charter, generally a director may only be removed for cause and only by the affirmative vote of the holders of at least a majority of all classes of shares entitled to vote in the election for directors together as a single class. Our bylaws make it difficult for any person other than management to introduce business at a duly called meeting requiring such other person to follow certain advance notice procedures. Maryland law provides protection for Maryland corporations against unsolicited takeover situations. Finally, we have a Rights Plan to protect our net operating loss carryforwards by preventing any shareholder from becoming a 5% shareholder, which may constitute a change in control of the Company.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and other rules and regulations promulgated thereunder could cause additional operating and compliance costs in addition to other uncertainties.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The executive and administrative offices for the Company are located in Kansas City, Missouri, and consist of approximately 12,142 square feet of leased office space. As of December 31, 2012, the Company leases approximately 195,000 total square feet of office space throughout the United States. The majority of this office space is located in Indianapolis, Indiana and Tampa, Florida and houses the operations of our Appraisal Management segment. We also maintain smaller offices in other U.S. locations under leases that expire at varying times from 2013 to 2019.

Item 3. Legal Proceedings

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

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case included NovaStar Mortgage Funding Corporation (“NMFC”) and its individual directors, several securitization trusts sponsored by the Company ("affiliated defendants") and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. The plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by the plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff's claims, which the court granted on March 31, 2011, with leave to amend. The plaintiff filed a second amended complaint on May 16, 2011, and the Company again filed a motion to dismiss. On March 29, 2012, the court dismissed the plaintiff's second amended complaint with prejudice and without leave to replead. The plaintiff filed an appeal. On March 1, 2013, the appellate court reversed the judgment of the lower court, which had dismissed the case. Also, the appellate court vacated the judgment of the lower court holding that the plaintiff lacked standing, even as a class representative, on securities in which plaintiff had not invested and remanded the case back to the lower court for further proceedings. Given the early stage of the litigation, the Company cannot provide an estimate of the range of any loss. The Company believes that the affiliated defendants have meritorious defenses to the case and expects them to defend the case vigorously.

On June 20, 2011, the National Credit Union Administration Board, as liquidating agent of U.S. Central Federal Credit Union, filed an action against NMFC and numerous other defendants in the United States District Court for the District of Kansas, claiming that the defendants issued or underwrote residential mortgage-backed securities pursuant to allegedly false or misleading registration statements, prospectuses, and/or prospectus supplements. On October 12, 2011, the complaint was served on NMFC. On December 20, 2011, NMFC filed a motion to dismiss the plaintiff's complaint and to strike certain paragraphs of the complaint. On July 25, 2012, the court granted the motion in part and denied the motion in part. The plaintiff was granted leave to amend the complaint. On August 24, 2012, the plaintiff filed an amended complaint making essentially the same claims against NMFC. On October 29, 2012, NMFC filed a motion to dismiss the amended complaint, which motion remains pending. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that NMFC has meritorious defenses to the case and expects it to defend the case vigorously.

On May 30, 2012, Woori Bank filed an action against NovaStar ABS CDO I, Inc. and NovaStar ABS CDO I, Ltd. (collectively, “NCDO”) and certain other unrelated entities in the United States District Court for the Southern District of New York, claiming common law fraud, negligent misrepresentation and unjust enrichment based on allegations that defendants knew that NCDO securities purchased by the plaintiff involved more risk than their ratings suggested. The plaintiff dismissed, without prejudice, NovaStar ABS CDO I, Ltd., and on August 20, 2012, the plaintiff filed an amended complaint against NovaStar ABS CDO I, Inc. and other, unrelated entities. The amended complaint alleged the same claims against NovaStar ABS CDO I, Inc. On September 12, 2012, NovaStar ABS CDO I, Inc. filed a motion to dismiss the amended complaint. On December 27, 2012, the court dismissed the claims against all defendants without granting the plaintiff leave to amend its complaint. However, the court gave the plaintiff the opportunity, until March 1, 2013, to write a letter to the court explaining how it would amend to correct the noted deficiencies in its complaint if granted leave. In response, the plaintiff, on January 23, 2013, filed a motion for leave to file an amended complaint and to alter, amend or vacate the judgment of dismissal.

Item 4. Mine Safety Disclosures

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted by the OTC Markets’ Group inter-dealer quotation service as an OTCQB security under the symbol “NOVC”. The following table sets forth the high and low bid prices as reported by this quotation service, for the periods indicated, and the cash dividends paid or payable per share of common stock.

			Dividends
	High	Low	Date Declared	Date Paid	Amount Per Share
2012
First Quarter	$0.74	$0.44	N/A	N/A	N/A
Second Quarter	0.74	0.54	N/A	N/A	N/A
Third Quarter	0.65	0.41	N/A	N/A	N/A
Fourth Quarter	0.63	0.41	N/A	N/A	N/A
2011
First Quarter	$0.51	$0.38	N/A	N/A	N/A
Second Quarter	0.51	0.35	N/A	N/A	N/A
Third Quarter	0.52	0.33	N/A	N/A	N/A
Fourth Quarter	0.45	0.26	N/A	N/A	N/A

As of February 22, 2013, we had approximately 812 shareholders of record of our common stock, including holders who are nominees for an undetermined number of beneficial owners based upon a review of the securities position listing provided by our transfer agent.

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

Company Purchases of Equity Securities (dollars in thousands)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (A)
October 1, 2012 – October 31, 2012	—	$—	—	$1,020
November 1, 2012 – November 30, 2012	—	—	—	1,020
December 1, 2012 – December 31, 2012	—	—	—	1,020

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

Executive Overview
The following Management's Discussion and Analysis of Financial Condition and Operating Results (“MD&A”)
should be read in conjunction with the consolidated financial statements of Novation Companies, Inc. and its subsidiaries (the “Company,” ”Novation,” “NCI,” “we” or “us”) and the notes thereto as contained in Item 8 of this report. MD&A includes the following sections:

•	Corporate Overview, Background and Strategy – a brief overview of our business, current strategy, and significant recent events.

•	Consolidated Results of Operations – an analysis of our results of operations for the years ended December 31, 2012 and 2011 as presented in our Consolidated Financial Statements.

•
Segment Results of Operations – an analysis of our results of operations for the years ended December 31, 2012 and 2011 as presented in our Consolidated Financial Statements for our reporting segments.

•	Liquidity and Capital Resources – an analysis of our cash flows and financial commitments.

•
Critical Accounting Estimates – a discussion of our critical accounting estimates, which involve a high degree of judgment or complexity. This section also includes the impact of new accounting standards.

Corporate Overview, Background and Strategy
Our Business
We are a Maryland corporation formed on September 13, 1996. Effective May 23, 2012, we changed our name from NovaStar Financial, Inc. to Novation Companies, Inc. to reflect the Company's current business strategy of acquiring and operating technology-enabled service businesses.

We own 91% of StreetLinks LLC (“StreetLinks”), a national residential appraisal and real estate valuation management company. StreetLinks has three primary products:

•	Lender Plus, the core appraisal management service, for which StreetLinks manages the full appraisal process for lenders;

•	Lender X, the technology solution that facilitates lenders managing their own appraisal process; and

•	Appraisal QX, introduced in the fourth quarter of 2012, an automated appraisal risk management product.

StreetLinks is working to increase its customer base, capture a larger percentage of current customers' business and bring new, innovative products to market.

We own 78% of Advent Financial Services LLC (“Advent”). Advent provides financial settlement services for income tax preparation businesses and access to tailored banking accounts and related services via its prepaid debit card, which is designed to meet the needs of low and moderate-income level individuals. Advent is not a bank but acts as an intermediary for banking products on behalf of other banking institutions.

The primary distribution channel for Advent is by way of settlement services to electronic income tax return originators. Advent provides a process for the originators to collect refunds and other payments from the Internal Revenue Service, distribute fees to various service providers and deliver the net refund/payment to individuals. Individuals may elect to have the net refund/payment deposited to an Advent-issued prepaid debit card. Individuals also have the option to have the net refund/payment paid by check or deposited to/withdrawn from an existing bank account. Regardless of the settlement method, Advent receives a fee from the originator for providing the settlement service.

If the refund/payment is deposited to the prepaid debit card offered by Advent, Advent earns fee income related to the usage of the prepaid card. Advent is working to increase its number of independent tax preparation customers and encourage individuals to reload their prepaid debit card after tax time, as the reload and subsequent usage of the prepaid card generates additional fee income for Advent.

We own 61% of Mango Moving, LLC. Mango is an “asset-light” third-party logistics provider within the household goods industry.

In October of 2012, we acquired 85% of IVR Central, LLC, a call center technology company. Subsequent to the acquisition, the name was changed to Corvisa Cloud LLC. Primary products of Corvisa Cloud include interactive voice response, automated call distribution, call dialing and call recording using cloud technology. Corvisa Cloud also provides a full call center replacement offering, which allows for the elimination of legacy on-premise phone systems and includes integration to multiple leading

Customer Relation Management and cloud-based sales and operation management systems. The call center solution is fully web-based, hosted in the cloud and highly scalable.

Prior to 2011, we originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. As a result of those activities, we acquired and continue to own mortgage securities that continue to be a source of our cash flow.

Our Strategy
Management is focused on building its operating subsidiaries with a focus on long term value creation. Given the early-stage nature of many of these businesses, they may not contribute to earnings for some time, but we believe they represent solid investments with the opportunity for future earnings and equity value creation that will benefit shareholders.

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

Table 1 – Summary of Financial Highlights and Key Performance Metrics (dollars in thousands; except per share amounts)

	December 31,
	2012	2011
Cash and cash equivalents	$16,362	$11,503
Net income available to common shareholders, per diluted share	0.65	1.81

Significant Recent Events
During 2011, the Company acquired a majority interest in Build My Move, LLC and immediately renamed and rebranded the company as Mango Moving LLC. Under the original concept, Mango would contract to complete residential moves for individuals and hire non-household goods movers to execute the moves. During the fourth quarter of 2012, the Company, due in large part to Mango's continued operating losses, concluded that the original concept was not effective and began to retool the business to build a network of independent, full-service movers to fulfill moves. As part of this effort, the Company replaced some members of Mango's management team. The Company also moved Mango's operations from Overland Park, Kansas to Tampa, Florida in order to take advantage of the Company's shared operation facilities.

The combination of the preceding factors triggered the Company to revise its financial projections for Mango during the fourth quarter of 2012. As a result, after completing its annual impairment test, the Company concluded that the carrying amount of the goodwill assigned to the Company's Logistics reporting unit exceeded its implied fair value. Therefore, the Company recorded an impairment loss of $2.2 million during the fourth quarter of 2012. See Note 8 to the consolidated financial statements for additional information.

Because of continued capital demands and difficulties generating positive cash flows or earnings, effective February 27, 2013, the Company committed to a plan to abandon the operations of Mango, which comprises the Company's entire Logistics segment.

Consolidated Results of Operations
Year ended December 31, 2012 as Compared to the Year Ended December 31, 2011
Service Fee Income and Cost of Services
See discussion within the Segment Results of Operations section below.

Interest Income – Mortgage Securities
The interest on the mortgage securities we own has decreased when comparing 2012 to 2011 as the cash flow on the securities have decreased mainly due to poor performance of the underlying collateral. Management expects that the interest income and cash flow from these securities will continue to decline as the underlying loan collateral is written down or off.

Selling, General and Administrative
Selling, general and administrative expenses have increased to $32.2 million for 2012 from $21.5 million for 2011. This increase was driven by the acquisition of Mango, which was acquired in the fourth quarter of 2011. Because of the timing of the acquisition, only one quarter of operations were included in the consolidated operating results for 2011. The increase was also due to growth across all operating segments along with the Corporate segment and the increased workforce and infrastructure to help support the existing and expected increase in operations.

Interest Expense
Interest expense has increased to $3.1 million for 2012 from $2.5 million for 2011. The increase is due to the accretion of the debt discount to the higher principal balance of the Senior Notes as a result of the Debt Exchange transactions executed at the end of the first quarter of 2011. See Note 9 to the consolidated financial statements for further details.

Income Tax Benefit
During 2012, the Company released $63.1 million of its valuation allowance against its deferred tax assets. This was due largely to the Company attaining 36 months of cumulative earnings and other positive factors as discussed in more detail in Note 15.

Segment Results of Operations
Year ended December 31, 2012 as Compared to the Year Ended December 31, 2011
Appraisal Management
We manage the process of residential home appraisals for our customers, generally residential mortgage lenders. We earn fees when our service is completed and the appraisal is delivered to our customer. We also provide transaction-based technology services for mortgage lenders to manage their own appraisal process and other valuation services, such as automated appraisal risk management products. Fee revenue is directly related to the number of completed orders or transactions and product mix. Cost of services includes the direct cost of the appraisal or other service, when applicable, which is paid to an independent party, and the internal costs directly associated with completing the appraisal order. The internal costs include compensation and benefits, office administration, depreciation of equipment used in the production process, and other expenses necessary to the production process.

Following is an analysis of the results of operations from the Appraisal Management segment.

Table 2 – Appraisal Management Segment Operations (dollars in thousands, except unit and per unit amounts)

	For the Year Ended December 31,
	2012		2011
	Total	%	Total	%
Service fee income:
Full service appraisal management	$175,046	99.1%	$118,371	99.1%
Other valuation services and transactions	1,599	0.9	1,016	0.9
Total service fee income	176,645	100.0	119,387	100.0

Cost of services	157,795	89.3	104,177	87.3
Selling, general and administrative expense	11,557	6.5	8,967	7.5
Other expense	28	—	44	—

Other income (expense), net	(67)	—	195	0.2

Net income before income taxes	$7,198	4.1%	$6,394	5.4%

Completed orders:
Full service appraisal management	460,260		315,726
Other valuation services and transactions	87,523		32,224

Service Fee Income
The large increase in service fee income in the Appraisal Management segment is directly related to the increase in completed orders and transactions. The substantial increase in order volume is mainly due to our sales efforts, which led to increases in the number of mortgage lender customers, along with gaining additional order volume from existing customers.

Cost of Services
As a percentage of service fee income, direct costs of services have increased steadily when comparing 2012 to 2011. This is due to regulatory changes requiring that the fees we pay to appraisers are "customary and reasonable". Management continues to evaluate its methods for assigning appraisals in order to lower the cost of the appraisal, while maintaining compliance with regulatory guidelines. The indirect cost of services have remained reasonably consistent as a percentage of revenues. Changes in the fee income and cost of service per unit, and therefore net margin, from period to period may be impacted by the mix of the appraisal products completed, as margins for other valuation and transaction-based services are significantly different from full service appraisal management services.

Selling, General and Administrative
Selling, general and administrative expenses are higher when comparing 2012 to 2011. However, as a percentage of service fee income, these expenses are lower as many of these costs have not increased proportionate to production. A significant portion of these amounts are related to compensation and benefits for administrative and sales employees which have increased but at a slightly slower rate than revenue.

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

Following is an analysis of the results of operations from the Financial Intermediary segment.

Table 3 – Financial Intermediary Segment Operations (dollars in thousands, except unit and per unit amounts)

	For the Year Ended December 31,
	2012		2011
	Total	%	Total	%
Service fee income:
Settlement	$8,133	88.2%	$5,879	87.2%
Banking account distribution	1,088	11.8	860	12.8
Total service fee income	9,221	100.0	6,739	100.0

Cost of services	7,092	76.9	3,740	55.5
Selling, general and administrative expense	4,490	48.7	3,723	55.2
Guaranty fees – NCI	1,012	11.0	—	—
Other (income) expense	(111)	(1.2)	215	3.2

Other income (expense), net	(13)	—	1	—
Interest expense – NCI	927	10.2	—	—

Net loss before income taxes	$(4,202)	(45.6)%	$(938)	(13.9)%

Settlements of federal income tax refunds (A)	575,547		315,147
Banking accounts enrolled (B)	47,758		38,171

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

Service Fee Income
The large increase in service fee income in the Financial Intermediary segment is due to a significant increase in the number of settlements and enrollments, which was driven by continued sales and marketing efforts coupled with our current strategy to increase transaction volume through a reduction in our settlement and other service fee rates.

Cost of Services
The increase in cost of services for 2012 when compared to 2011 is due to the increased transaction volume over the same period. The increase in cost of services as a percentage of service fee income is due primarily to the Financial Intermediary segment's current strategy. While this strategy has driven additional service fee income dollars and volume, this strategy has also reduced margins during 2012. In addition, this segment had higher operational costs than we expect to incur in the long term, as we continue to grow this business and supporting functions.

Selling, General and Administrative
Selling, general and administrative expenses were higher during 2012 when compared to 2011. The Financial Intermediary segment incurred additional costs to administer the settlement programs, including compensation and related expenses for non-production staff and fees for professional services. As a percentage of service fee income, however, these expenses are lower as many of these costs have not increased proportionate to production.

Guarantee Fees and Interest Expense
During the first quarter of 2012, NCI charged a guaranty fee of approximately $1.0 million to the Financial Intermediary segment for NCI's guarantee of Advent's performance under its contract with its settlement services banking partner. Interest was also charged on amounts borrowed from NCI.

Logistics
Prior to discontinuing the logistics segment effective February 27, 2013, we provided interstate residential moving services by serving as the sales and marketing partner to independent household goods movers nationwide. Service fee income is directly related to the number of completed moves. Cost of services includes the direct costs of a move (such as loading, transportation, and unloading services), which are paid to independent parties, and the internal costs directly associated with completing a move. The internal costs include compensation and benefits, office administration, depreciation of equipment used in the production process, and other expenses necessary to complete the production process.

As discussed in Note 13 to the consolidated financial statements, prior period comparatives have not been included for the Logistics segment for 2011. This is due to the fact the the operating results for this segment were not material to the financial statements as a whole due to the fact that this segment was acquired in the fourth quarter of 2011. As such, the following discussion regarding the results of operations of this segment will focus primarily on the activity within this segment for 2012.

Table 4 – Logistics Segment Operations (dollars in thousands, except unit and per unit amounts)

	For the Year Ended December 31,
	2012
	Total	%
Service fee income:
Labor-only	$2,986	54.6%
Direct-to-consumer	2,076	38.0
Transportation-only and other	403	7.4
Total service fee income	5,465	100.0

Cost of services	6,438	117.8
Selling, general and administrative expense	4,062	74.3
Other expense	(9)	(0.2)

Other income (expense), net	(2,198)	(40.2)%

Net loss before income taxes	$(7,224)	(132.2)%

Completed moves:
Labor-only	5,359
Direct-to-consumer	552
Transportation-only and other	66

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

Cost of Services
Generally, fluctuations in direct cost of services in the Logistics segment are directly correlated to the number of moves completed by Mango. Changes in the fee income and cost of service per unit, and therefore, the net margin, from period to period may be impacted by the mix of the completed moving and storage solutions. As this segment is still in the early stages of development, Management continues to identify and explore opportunities to scale the business and improve the efficiency of operations with the intent to generate positive margins in future periods.

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

Other Income (Expense), Net
The Company's annual impairment test indicated that the carrying amount of the goodwill assigned to the Logistics reporting unit exceeded its implied fair value. As such, the Company recorded an impairment loss of $2.2 million during the fourth quarter of 2012. See Note 8 to the consolidated financial statements for additional information.

Liquidity and Capital Resources
As of December 31, 2012, we had approximately $16.4 million in unrestricted cash and cash equivalents and $2.2 million of restricted cash, $1.1 million of which is included in the other assets line item. The bank that provides financial settlement services for Advent requires cash collateral in an account and its release is subject to contractual requirements. During the first and second quarters of 2012, the balance in this account increased from December 31, 2011 due to the high volume of transactions that Advent processed, however, approximately $4.7 million was released from restriction during the third quarter of 2012.

Service fee income was a substantial source of our cash flows during 2012. We have had significant growth during 2012 as compared to the same period in 2011, and are currently projecting an increase in service fee income over the course of the next year as we continue to increase our customer base, although we cannot assure the same rate of growth that we have experienced will continue in future periods. Our current projections indicate that sufficient cash and cash flows are and will be available to meet payment needs. However, our mortgage securities cash flows are volatile and uncertain, and the amounts we receive could vary materially from our projections though we believe that the increased cash flows from operations will offset any reduction in our mortgage securities cash flows. As discussed under the heading “Item 3. Legal Proceedings” of Part I of this report, we are the subject of various legal proceedings, the outcomes of which are uncertain. We may also face demands in the future that are unknown to us today related to our legacy lending and servicing operations. However, management believes that its current operations and its cash availability are sufficient for the Company to discharge its liabilities and meet its commitments in the normal course of business.

The indentures governing the Senior Notes (the “Indentures”) contain restrictive covenants (the “Negative Covenants”) subject to exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit NCI and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring our shares or equity in our subsidiaries, making payment on our debt securities that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in our subsidiaries or all or substantially all of the assets of our subsidiaries. The Senior Notes accrue interest at a rate of 1.0% until the earlier of (a) the completion of an equity offering by NCI or our subsidiaries that results in proceeds of $40 million or more or (b) January 1, 2016. Thereafter, the Senior Notes will accrue interest at a rate of three-month LIBOR plus 3.5% (the “Full Rate”). Interest on the Senior Notes is paid on a quarterly basis and no principal payments are due until the Senior Notes mature on March 30, 2033. The Negative Covenants remain in effect until both of the following conditions are met: 1) the Senior Notes begin accruing interest at the Full Rate, and 2) the Company satisfies certain financial covenants (the “Financial Covenants”). Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95%. As the Senior Notes were not accruing interest at the Full Rate, the Negative Covenants, as defined above, were still in effect as of December 31, 2012 and December 31, 2011. As such, the Company was under no obligation to comply with the Financial Covenants during these periods.

Overview of Cash Flow for the Year Ended December 31, 2012
The following table provides a summary of our operating, investing and financing cash flows as taken from our consolidated statements of cash flows for 2012 and 2011.

Table 5 – Summary of Operating, Investing and Financing Cash Flows (dollars in thousands)

	For the Year Ended December 31,
	2012	2011
Consolidated Statements of Cash Flows:
Cash provided by operating activities	$4,776	$2,389
Cash flows provided by investing activities	1,055	325
Cash flows used in financing activities	(972)	(3,793)

Operating Activities
Cash provided by operating activities increased during 2012 over 2011. This was directly related to the cash flows from operating activities of our Appraisal Management segment offset slightly by the cash used in operating activities of our Financial Intermediary and Logistics segments.

Investing Activities
During 2012, the Company had a large decrease in proceeds from paydowns and maturities of securities as compared to the same period last year mainly due to poor performance of the underlying collateral. However, as discussed in Note 6 to the consolidated financial statements, the Company received a large note receivable payment of $1.5 million during 2012. During 2012, we also purchased a larger amount of property and equipment as compared to 2011 to support growth in the operating businesses.

Financing Activities
As discussed in Note 4 to consolidated financial statements, during 2012, the Company acquired an additional equity interest in StreetLinks for an initial payment of $0.5 million and a note payable of $5.6 million. During 2012, the Company paid approximately $1.0 million under the note payable to related party. In addition, the Company distributed approximately $0.4 million to the noncontrolling members of StreetLinks, and paid approximately $0.3 million to redeem the membership units of a noncontrolling member of Mango. These outflows were offset by the receipt of approximately $1.3 million in capital contributions from noncontrolling interests of Mango. During the same period in 2011, the Company paid approximately $3.0 million to holders of preferred stock as part of the Recapitalization.

Contractual Obligations
We have entered into certain long-term debt and lease agreements which obligate us to make future payments to satisfy the related contractual obligations. The following table summarizes our contractual obligations as of December 31, 2012.

Table 6 – Contractual Obligations (dollars in thousands)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Senior notes (A)	$145,834	$869	$1,743	$6,647	$136,575
Operating leases	11,445	2,104	3,857	4,006	1,478
Contingent payments and other obligations related to acquisition of noncontrolling interests (B)	6,112	1,821	2,666	1,625	—
Capital Leases	668	275	393	—	—
Total obligations	$164,059	$5,069	$8,659	$12,278	$138,053

(A)
In computing the future obligations relating to the Senior Notes, interest payments are calculated using an interest rate of 1.0% per annum until January 2016 and an effective rate of 3.58% thereafter. The Senior Notes are assumed to mature in March 2033. The Senior Notes, including the actual interest rates, are described in detail in Note 9 to our consolidated financial statements.

(B)
In computing the future obligations related to contingent payments and other acquisition-related obligations, interest payments are calculated using the stated interest rate of 4.0% per annum. These obligations are described in detail in Note 4 and Note 10 to our consolidated financial statements.

The estimated liability associated with uncertain tax positions of $1.2 million, which is included in the other liabilities line item of the noncurrent liabilities section of the consolidated balance sheet as of December 31, 2012, are not included in the table above as the timing of payment cannot be reasonably or reliably estimated.

Critical Accounting Estimates
We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, therefore, are required to make estimates regarding the values of our assets and liabilities and in recording income and expenses. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. These estimates affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented. The following summarizes the components of our consolidated financial statements where understanding accounting policies is critical to understanding and evaluating our reported financial results, especially given the significant estimates used in applying the policies. The discussion is intended to demonstrate the significance of estimates to our financial statements and the related accounting policies. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our disclosure.

Mortgage Securities
Our mortgage securities represent beneficial interests we retained in securitization transactions. The residual securities include interest-only mortgage securities, prepayment penalty bonds and over-collateralization bonds.

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
At each reporting date, the fair value of the residual securities is estimated based on the present value of future expected cash flows to be received. Management’s best estimate of key assumptions, including credit losses, prepayment speeds, expected call dates, market discount rates and forward yield curves commensurate with the risks involved, are used in estimating future cash flows. See Note 12 to the consolidated financial statements for the current fair value of our residual securities.

Notes Receivable and Allowance for Doubtful Accounts
The Company determines the required allowance for doubtful accounts using information such as the status of the note, borrower’s financial condition, economic trends and conditions, past payment history and information provided from legal counsel if the note is in litigation.

Goodwill
Goodwill is tested for impairment at least annually and impairments are charged to results of operations only in periods in which the recorded carrying value of reporting unit is more than its estimated fair value. Goodwill is tested for impairment using a two-step process that begins with an estimation of fair value. The first step compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value exceeds its carrying amount, goodwill is not considered impaired. However, if the carrying amount exceeds its estimated fair value, a second step is performed that compares the implied fair value to the carrying amount of goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Due to the factors detailed in Note 8, the impairment test in 2012 indicated that the carrying amount of the goodwill assigned to the Company's Logistics reporting unit exceeded its implied fair value. As such, the Company recorded an impairment loss of $2.2 million during 2012. No impairment was incurred in 2011.

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

The Company examines and weighs all available evidence (both positive and negative and both historical and forecasted) in the process of determining whether it is more likely than not that a deferred tax asset will be realized. The Company considers the relevancy of historical and forecasted evidence when there has been a significant change in circumstances. Additionally, the Company evaluates the realization of its recorded deferred tax assets on an interim and annual basis. The Company does not record a full valuation allowance if the weight of the positive evidence exceeds the negative evidence and is sufficient to support a conclusion that it is more likely than not that its deferred tax asset will be realized.

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

The Company currently evaluates estimates of uncertainty in income taxes based upon a framework established in the income tax accounting guidance. The guidance prescribes a recognition threshold and measurement standard for the recognition and measurement of tax positions taken or expected to be taken in a tax return. In accordance with the guidance, the Company evaluates whether a tax position will more likely than not be sustained upon examination by the appropriate taxing authority. The Company measures the amount to recognize in its financial statements as the largest amount that is greater than 50% likely of being realized upon ultimate settlement. The recognition and measurement of tax benefits is often judgmental, and determinations regarding the tax benefit can change as additional developments occur relative to the issue.

Impact of Recently Issued Accounting Pronouncements
In September 2011, the FASB issued Accounting Standards Update ("ASU") 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which amends previous guidance to allow companies the option of performing a qualitative assessment before completing step one of the impairment test, calculating the fair value of the reporting unit. If the Company determines on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, the two-step impairment test would not be required. The amendments are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The guidance was in effect for the Company beginning with the annual goodwill impairment tests completed in the fourth quarter of 2012 and did not have a material impact on the Company's consolidated financial statements.

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

In January 2013, the FASB issued ASU 2013-1, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. This guidance is effective for fiscal years beginning on or after January 1, 2013, and will not have a significant impact on the Company's financial statements.

In February 2013, the FASB issued ASU 2013-2, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (AOCI). This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, and is not expected to have a significant impact on the Company's financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

NOVATION COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

	December 31, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$16,362	$11,503
Mortgage securities	3,906	3,878
Notes receivable, net of allowance of $1,054 and $0, respectively	581	2,235
Service fee receivable, net of allowance of $204 and $86, respectively	8,336	6,899
Restricted cash	1,158	1,825
Deferred income tax asset, net	1,941	—
Other current assets	2,565	4,124
Total current assets	34,849	30,464
Non-Current Assets
Property and equipment, net of accumulated depreciation	6,192	5,589
Goodwill	3,170	5,336
Deferred income tax asset, net	61,159	152
Other assets	1,374	3,060
Total non-current assets	71,895	14,137
Total assets	$106,744	$44,601

Liabilities and Shareholders' Deficit
Liabilities:
Current Liabilities
Accounts payable	$9,605	$7,077
Accrued expenses	8,255	6,331
Deferred revenue	2,314	1,528
Note payable to related party	1,000	—
Other current liabilities	248	161
Total current liabilities	21,422	15,097
Non-Current Liabilities
Senior notes	81,728	79,654
Note payable to related party	3,613	—
Other liabilities	2,005	2,606
Total non-current liabilities	87,346	82,260
Total liabilities	108,768	97,357

Commitments and contingencies (Note 10)

Shareholders' deficit:
Capital stock, $0.01 par value per share, 120,000,000 shares authorized:
Common stock, 91,479,519 and 91,253,653 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	915	913
Additional paid-in capital	740,171	746,276
Accumulated deficit	(744,213)	(803,400)
Accumulated other comprehensive income	3,301	3,267
Total Novation Companies, Inc. (“NCI”) shareholders' equity (deficit)	174	(52,944)
Noncontrolling interests	(2,198)	188
Total shareholders' deficit	(2,024)	(52,756)
Total liabilities and shareholders' deficit	$106,744	$44,601

See notes to consolidated financial statements.

NOVATION COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2012	2011
Income and Revenues:
Service fee income	$191,371	$126,750
Interest income – mortgage securities	4,753	10,335
Total	196,124	137,085

Costs and Expenses:
Cost of services	166,422	108,541
Selling, general and administrative expense	32,227	21,548
Other (income)	(978)	(70)
Total	197,671	130,019

Other income (expense)	(3,146)	903
Interest expense	(3,132)	(2,471)

Income (loss) before income tax benefit	(7,825)	5,498
Income tax benefit	(63,517)	(1,774)
Net income	55,692	7,272
Less: Net loss attributable to noncontrolling interests	(3,495)	(491)
Net income attributable to NCI	$59,187	$7,763
Earnings Per Common Share attributable to NCI:
Basic	$0.65	$1.82
Diluted	$0.65	$1.81
Weighted average basic common shares outstanding	90,577,541	52,132,669
Weighted average diluted common shares outstanding	91,426,216	52,292,322

See notes to consolidated financial statements.

NOVATION COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the Year Ended December 31,
	2012	2011
Net income	$55,692	$7,272
Other comprehensive income (loss):
Change in unrealized gain on mortgage securities – available-for-sale (Note 12)	34	(1,144)
Total comprehensive income	55,726	6,128
Comprehensive loss attributable to noncontrolling interests:
Less: Net loss attributable to noncontrolling interests	(3,495)	(491)
Total comprehensive income attributable to NCI	$59,221	$6,619

See notes to consolidated financial statements.

NOVATION COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(dollars in thousands, except share amounts)

	Total NCI Shareholders' Deficit
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Deficit
Balance, December 31, 2011	$913	$746,276	$(803,400)	$3,267	$188	$(52,756)
Compensation recognized under stock compensation plans	—	372	—	—	—	372
Issuance of nonvested shares, 225,866 shares	2	(2)	—	—	—	—
Contributions from noncontrolling interest	—	—	—	—	1,327	1,327
Distributions to noncontrolling interests	—	—	—	—	(436)	(436)
Acquisition of noncontrolling interests	—	(6,413)	—	—	(13)	(6,426)
Transfer from noncontrolling interests	—	(100)	—	—	100	—
Business combinations	—	38	—		131	169
Net income (loss)	—	—	59,187	—	(3,495)	55,692
Other comprehensive income	—	—	—	34	—	34
Balance, December 31, 2012	$915	$740,171	$(744,213)	$3,301	$(2,198)	$(2,024)
						Continued

	Total NCI Shareholders’ Deficit
	Redeemable Preferred Stock	Convertible Participating Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Deficit
Balance, December 31, 2010	$30	$21	$94	$787,363	$(898,195)	$4,411	$(267)	$(106,543)
Compensation recognized under stock compensation plans	—	—	—	284	—	—	—	284
Issuance of nonvested shares, 900,000 shares	—	—	9	(9)	—	—	—	—
Accumulating dividends on preferred stock	—	—	—	—	(8,428)	—	—	(8,428)
Distributions to noncontrolling interests	—	—	—	—	—	—	(788)	(788)
Business combinations	—	—	—	—	—	—	1,807	1,807
Acquisition of noncontrolling interests	—	—	—	(1,191)	—	—	(348)	(1,539)
Transfer from noncontrolling interests	—	—	—	(275)	—	—	275	—
Preferred stock exchange	(30)	(21)	810	(39,896)	95,460	—	—	56,323
Net income (loss)	—	—	—	—	7,763	—	(491)	7,272
Other comprehensive income (loss)	—	—	—	—	—	(1,144)	—	(1,144)
Balance, December 31, 2011	$—	$—	$913	$746,276	$(803,400)	$3,267	$188	$(52,756)

See notes to consolidated financial statements.								Concluded

NOVATION COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$55,692	$7,272
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of mortgage securities	(1,076)	(2,689)
Provision for bad debt, net	521	(540)
Amortization of deferred debt issuance costs and senior debt discount	2,074	1,568
Fair value adjustments of trading securities, CDO debt and contingent consideration	95	(855)
Impairment of goodwill	2,166	—
Loss on disposal of fixed assets	64	203
Compensation recognized under stock compensation plans	372	284
Depreciation expense	3,275	1,991
Deferred taxes	(63,100)	—
Changes in, exclusive of the effects of acquisitions:
Service fee receivable	(1,564)	(4,883)
Restricted cash	667	(1,802)
Other current assets and liabilities, net	1,635	(473)
Other noncurrent assets and liabilities, net	(1,069)	(709)
Deferred revenue	738	632
Accounts payable and accrued expenses	4,286	2,390
Net cash provided by operating activities	4,776	2,389

Cash flows from investing activities:
Proceeds from paydowns of mortgage securities	1,082	2,035
Restricted cash, net	31	303
Proceeds from paydowns of notes receivable	3,148	1,440
Proceeds from sale of property and equipment	—	87
Issuance of notes receivable	(92)	(224)
Purchases of property and equipment	(2,761)	(2,248)
Acquisition of businesses, net of cash acquired	(353)	(1,068)
Net cash provided by investing activities	1,055	325

Cash flows from financing activities:
Contributions from noncontrolling interests	1,327	—
Distributions to noncontrolling interests	(436)	(788)
Acquisition of noncontrolling interest	(813)	—
Principal payments under capital leases	(50)	—
Paydowns of note payable to related party	(1,000)	—
Payments to preferred stockholders for preferred stock exchange	—	(3,005)
Net cash used in financing activities	(972)	(3,793)
Net (decrease) increase in cash and cash equivalents	4,859	(1,079)
Cash and cash equivalents, beginning of period	11,503	12,582
Cash and cash equivalents, end of period	$16,362	$11,503

		Continued

Supplemental Disclosure of Cash Flow Information
(dollars in thousands)

	For the Year Ended December 31,
	2012	2011
Cash paid for interest	$1,056	$2,986
Cash received for income taxes	2,283	—
Cash received on mortgage securities - available-for-sale with no cost basis	3,677	7,646
Non-cash investing and financing activities:
Acquisition of noncontrolling interest for note payable	5,613	—
Assets acquired under capital lease	678	—
Non-cash consideration issued pursuant to acquisition	38	—
Preferred stock dividends accrued, subsequently eliminated	—	8,428
Obligations incurred in purchase transactions	—	1,330
Exchange of redeemable preferred stock and convertible participating preferred stock:
Elimination of accrued dividends	—	59,328
Cancellation of redeemable preferred stock	—	30
Cancellation of convertible participating preferred stock	—	21
Issuance of common stock	—	810
Decrease of additional paid-in capital	—	39,896
Decrease of accumulated deficit	—	95,460

See notes to consolidated financial statements.		Concluded

NOVATION COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Business Plan and Liquidity

Description of Operations – Effective May 23, 2012, NovaStar Financial, Inc. changed its name to Novation Companies, Inc. (“NCI” or the “Company”) to reflect the Company's current business strategy of acquiring and operating technology-enabled service businesses.

The Company owns 91% of StreetLinks LLC (“StreetLinks”), a national residential appraisal and mortgage real estate valuation management services company. The Company owned 88% of StreetLinks as of December 31, 2011. See Note 4 to the consolidated financial statements for additional details related to the change in ownership percentage. The majority of StreetLinks' business is generated from managing the process of fulfilling an appraisal order and performing a quality control review of all appraisals. StreetLinks also provides other real estate valuation management services, such as field reviews, value validation, and automated appraisal risk management. StreetLinks charges a fee for these services which is collected from lenders and borrowers.

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

The Company owns 61% of Mango Moving, LLC ("Mango"), a third-party logistics provider within the household goods industry. The Company owned 51% of Mango as of December 31, 2011. The increase in ownership interest was due primarily to the redemption of the membership units of a noncontrolling member during the fourth quarter of 2012. Effective February 27, 2013 the Company and non-controlling owners agreed to dissolve Mango and abandon its operations.

On October 2, 2012, pursuant to a Membership Interest Purchase Agreement between the Company and IVR Central, LLC ("IVR"), the Company acquired 85% of the membership interests in IVR in exchange for a purchase price of $0.8 million and the issuance of 200,000 stock options, 75,000 of which vested immediately and were included in the consideration transferred for the purposes of the purchase price allocation. Due to certain operational and financial vesting conditions, the remaining 125,000 options were deemed to be attributable to post-combination service and, thus, will be recognized as compensation cost over the applicable service periods. The impact of this acquisition was not material to the consolidated Company. See Note 4 to the consolidated financial statements for additional information.

Subsequent to the acquisition, IVR changed its named to Corvisa Cloud LLC ("Cloud"). Cloud is a technology company in the call center communications industry, whose primary products include interactive voice response, automated call distribution, call dialing and call recording using cloud technology.

Effective January 1, 2012, the Company adopted the provisions of Accounting Standards Update ("ASU") 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, with retrospective application as reflected in the consolidated statements of comprehensive income included herein. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

During 2011, the Company completed the exchange of all outstanding shares of its preferred stock for an aggregate of 80,985,600 shares of newly-issued common stock and $3.0 million in cash (the "Recapitalization"). See Note 3 to the consolidated financial statements for additional details.

During 2011, the Company completed an exchange of its junior subordinated debentures for senior debentures (the "Debt Exchange"). See Note 9 to the consolidated financial statements for further details.

Prior to significant changes in our business during 2008, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage-backed securities. The Company retained, through its mortgage securities investment portfolio, interests in the nonconforming loans it originated and purchased, and through its servicing platform, serviced all of the loans in which it retained interests. The Company discontinued its mortgage lending operations and sold its mortgage servicing rights which subsequently resulted in the closing of our servicing operations. The Company continues to hold the nonconforming residential mortgage securities.

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

Note 2. Summary of Significant Accounting and Reporting Policies

Cash and Cash Equivalents and Restricted Cash. Cash equivalents consist of liquid investments with an original maturity of three months or less. Amounts due from banks and credit card companies of $0.3 million and $0.5 million for the settlement of credit card transactions are included in cash and cash equivalents as of December 31, 2012 and 2011, respectively, as they are generally collected within three business days. Cash equivalents are stated at cost, which approximates fair value. Restricted cash includes funds the Company is required to post as cash collateral or transfer to escrow accounts and its release is subject to contractual requirements and time restrictions. The cash may not be released to the Company without the consent of the counterparties, which is generally at their discretion. The cash could also be subject to the indemnification of losses incurred by the counterparties. Restricted cash is included in the restricted cash line item of the consolidated balance sheets, while noncurrent restricted cash of $1.1 million is included in the other assets line item of the consolidated balance sheets as of both December 31, 2012 and 2011.

The Company maintains cash balances at several major financial institutions in the United States. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $250,000 through December 31, 2013. At December 31, 2012 and 2011, 83% and 73%, respectively, of the Company’s cash and cash equivalents, including restricted cash, were with one institution. The uninsured balances of the Company’s unrestricted cash and cash equivalents and restricted cash aggregated $16.1 million and $11.8 million as of December 31, 2012 and 2011, respectively.

Revenue Recognition. Service fee revenues consist primarily of fees for real estate valuation management services provided by StreetLinks, financial settlement services provided by Advent and logistics fees for moving services provided by Mango. Service fee revenues are recognized in the period in which the service provided to and accepted by the customer. Deferred revenue is recorded when payments are received in advance of performing our service obligations and is recognized in accordance with the above criteria. When the Company is the principal in its transactions with customers, service fee revenues are recorded on a gross basis. Otherwise, service fee revenues are recorded on a net basis.

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
Earnings per share is calculated under the treasury method. For 2011, this calculation included the Series D Preferred Stock assumed to be converted to 1,875,000 shares of Common Stock that shared in distributions with common shareholders on a 1:1 basis through the date of the Recapitalization. See Note 14 to the consolidated financial statements for additional details on earnings per share calculation.

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

Service Fee Receivable and Allowance for Doubtful Accounts. The majority of the Company's service fee receivables relate to the Company's Appraisal Management segment. Generally, these service fees are invoiced weekly and due within 10 days of receipt of the invoice. The Company maintains an allowance for doubtful accounts at an amount estimated to cover potential uncollectible losses. Management analyzes receivables and historical bad debts, current economic trends and conditions, and the length of time receivables are past due in order to establish the allowance for doubtful accounts. The past due or delinquency status of a receivable is based on the contractual payment terms of the receivable, which are generally due within ten to fifteen days for customers that the Company extends credit. All other amounts are due and collected at the time the service is rendered. Reserves for individual accounts are recorded when the Company becomes aware of specific customer circumstances, such as bankruptcy filings, deterioration in the customer’s operating results or financial position, or potential unfavorable outcomes from disputes with customers. The Company charges off uncollectible service fees receivable when repayment of contractually-obligated amounts is not deemed to be probable.

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

Goodwill. Goodwill represents cost in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is tested for impairment at least annually as of November 30, or when events or circumstances suggest that an impairment may exist. Goodwill is tested for impairment using a two-step process that begins with an estimation of fair value. The first step compares the estimated fair value of the reporting unit to its carrying amount, including goodwill. If the estimated fair value exceeds its carrying amount, goodwill is not considered impaired. However, if the carrying amount exceeds its estimated fair value, a second step is performed, comparing the implied fair value to the carrying amount of goodwill. An impairment loss is recorded in the consolidated statement of operations to the extent that the carrying amount of goodwill exceeds its implied fair value. Due to the factors detailed in Note 8, the impairment test in 2012 indicated that the carrying amount of the goodwill assigned to the Company's Logistics reporting unit exceeded its implied fair value. As such, the Company recorded an impairment loss of $2.2 million during 2012. No impairment was incurred in 2011.

Income Taxes. The Company had a gross deferred tax asset of $284.0 million and $286.4 million as of December 31, 2012 and 2011, respectively. In determining the amount of deferred tax assets to recognize in the financial statements, the Company evaluates the likelihood of realizing such benefits in future periods. The income taxes guidance requires the recognition of a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. Income taxes guidance indicates the more likely than not threshold is a level of likelihood that is more than 50%.

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

The Company examines and weighs all available evidence (both positive and negative and both historical and forecasted) in the process of determining whether it is more likely than not that a deferred tax asset will be realized. The Company considers the relevancy of historical and forecasted evidence when there has been a significant change in circumstances. Additionally, the Company evaluates the realization of its recorded deferred tax assets on an interim and annual basis. The Company does not record a full valuation allowance if the weight of the positive evidence exceeds the negative evidence and is sufficient to support a conclusion that it is more likely than not that its deferred tax asset will be realized.

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

The Company currently evaluates estimates of uncertainty in income taxes based upon a framework established in the income tax accounting guidance. The guidance prescribes a recognition threshold and measurement standard for the recognition and measurement of tax positions taken or expected to be taken in a tax return. In accordance with the guidance, the Company evaluates whether a tax position will more likely than not be sustained upon examination by the appropriate taxing authority. The Company measures the amount to recognize in its financial statements as the largest amount that is greater than 50% likely of being realized upon ultimate settlement. The recognition and measurement of tax benefits is often judgmental, and determinations regarding the tax benefit can change as additional developments occur relative to the issue.

New Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which amends previous guidance to allow companies the option of performing a qualitative assessment before completing step one of the impairment test, calculating the fair value of the reporting unit. If the Company determines on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, the two-step impairment test would not be required. The amendments are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The guidance was in effect for the Company beginning with the annual goodwill impairment tests completed in the fourth quarter of 2012 and did not have a material impact on the Company's consolidated financial statements.

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

In January 2013, the FASB issued ASU 2013-1, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. This guidance is effective for fiscal years beginning on or after January 1, 2013, and will not have a significant impact on the Company's financial statements.

In February 2013, the FASB issued ASU 2013-2, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (AOCI). This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, and is not expected to have a significant impact on the Company's financial statements.

Note 3. Recapitalization of Preferred Stock.

Series D Exchange. On June 23, 2011, the Company completed the exchange of all outstanding shares of the Company's Series D Preferred Stock for an aggregate of 37,162,000 shares of newly-issued Common Stock and $1.4 million in cash (the "Series D Exchange"). Completion of this exchange eliminated the Series D Preferred Stock and the Company's obligations with respect to outstanding and future preferred dividends and the preferred liquidating preference related to the Series D Preferred Stock. As of June 23, 2011, there were accrued and unpaid dividends of approximately $34.5 million on the Series D Preferred Stock and the aggregate liquidating preference was $52.5 million.

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

Series C Offer. On June 27, 2011, the Company completed the exchange offer for all the outstanding shares of the 8.9% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock"), for an aggregate of 43,823,600 shares of Common Stock and $1.6 million of cash. Completion of the transaction eliminated the Series C Preferred Stock and the Company's obligations with respect to outstanding and future preferred dividends and the preferred liquidating preference related to the Series C Preferred Stock. Immediately before the exchange, as of June 27, 2011, there were accrued and unpaid dividends of approximately $24.8 million on the Series C Preferred Stock and the aggregate liquidating preference was $74.8 million.

Note 4. Business Combinations and Consolidation

On October 2, 2012, pursuant to a Membership Interest Purchase Agreement between the Company and IVR Central, LLC ("IVR"), the Company acquired 85% of the membership interests in IVR in exchange for a purchase price of $0.8 million and the issuance of 200,000 stock options, 75,000 of which vested immediately and were included in the consideration transferred for the purposes of the purchase price allocation. Due to certain operational and financial vesting conditions, the remaining 125,000 options were deemed to be attributable to post-combination service and, thus, will be recognized as compensation cost over the applicable service periods. IVR is a technology company in the call center communications industry, whose primary products include interactive voice response, automated call distribution, call dialing and call recording using cloud technology. The impact of this acquisition was not material to the Company's consolidated results of operations and consolidated balance sheet. Subsequent to the acquisition, IVR changed its name to Corvisa Cloud LLC ("Cloud").

On March 8, 2012, Steve Haslam, the Chief Executive Officer of StreetLinks, was appointed the Chief Operating Officer of the Company. As part of the transition of Mr. Haslam to his new position with the Company, and pursuant to the exercise of his rights under his employment agreement with StreetLinks, he sold all of his 1,927 membership units of StreetLinks to the Company pursuant to a Membership Interest Purchase Agreement, dated March 8, 2012, by and between Mr. Haslam and the Company (the “Unit Purchase Agreement”). At the time of the transaction, the 1,927 membership units of StreetLinks represented approximately 5% of the outstanding StreetLinks membership units. The total purchase price under the Unit Purchase Agreement was $6.1 million, of which $1.5 million was paid during 2012. The remainder of this obligation is payable as follows: $0.3 million on the last day of each quarter hereafter until March 8, 2016, on which date the unpaid principal balance of $1.6 million is to be paid, plus interest on the unpaid balance at the rate of 4.0% per annum, compounded quarterly. The additional equity interest acquired as a result of this transaction was offset slightly by the issuance of additional StreetLinks membership units to certain StreetLinks employees during the second quarter of 2012. The issuance of these membership units reduced the Company's equity interest in StreetLinks from approximately 93% to approximately 91%.

On November 10, 2011, StreetLinks acquired the remaining 49% noncontrolling owner interests in Corvisa, LLC ("Corvisa") and now owns 100% of Corvisa. In exchange for the minority owner interests, StreetLinks paid $0.5 million in cash at the time of exchange with an additional $0.5 million payable no later than one year from the exchange date and is also obligated to make $1.2 million in payments to the former minority owners on or before June 30, 2014 if revenues from the Corvisa technology products exceed certain thresholds. The Company recorded a liability of $0.9 million for the estimated contingent consideration under the terms of the acquisition. As of December 31, 2012, the short-term portion of $0.5 million is recorded in the accrued expenses line item of the consolidated balance sheet, while the long-term portion of $0.4 million is recorded in the noncurrent liabilities line item. As of December 31, 2011, the entire amount was recorded in the noncurrent liabilities. The effects of this transaction were recorded through shareholders' equity (deficit) in accordance with the relative consolidation guidance.

On October 17, 2011, pursuant to the terms of a Unit Purchase Agreement between the Company and Build My Move, LLC ("BMM"), the Company acquired 51% of the fully diluted membership interests in BMM. The Company purchased Class C units of BMM, having preferred distribution, liquidation and management rights, in exchange for a purchase price of $1.7 million and, upon the occurrence of certain conditions related to BMM's financial condition and its contractual obligations, the Company has the obligation to make additional capital contributions to BMM up to $0.7 million. The additional capital contribution includes a contingent consideration obligation of up to $0.3 million, which could be payable to a former employee upon compliance with the separation agreement. BMM changed its name to Mango on October 21, 2011.

The purchase price for the Cloud and Mango acquisitions have been allocated based on the assessment of the fair value of the assets acquired and liabilities assumed, determined based on the Company’s internal operational assessments and other analyses, which are Level 3 measurements. Pro forma disclosure requirements have not been included as they are not considered material. The Company’s financial statements include the operating results of both Cloud and Mango from the dates of the respective acquisitions. Revenues and earnings since the respective acquisition dates are not considered material to the Company's financial results. All legal and other related acquisition costs were expensed as incurred and recorded in the selling, general and administrative expense line item of the consolidated statements of operations, and were not material.

A summary of the aggregate amounts of the assets acquired and liabilities assumed and the aggregate consideration paid for Cloud during 2012 and Mango during 2011 follows (dollars in thousands):

	For the Year Ended December 31,
	2012	2011
Assets:
Cash	$505	$1,141
Service fee receivable	23	92
Other current assets	—	115
Property and equipment	500	801
Goodwill	—	2,166
Other noncurrent assets	—	61
Liabilities:
Accounts payable	(51)	(197)
Accrued expenses	(21)	(503)
Other current liabilities	—	(19)
Other noncurrent liabilities	—	(150)
Noncontrolling interests	(118)	(1,807)
Total consideration	$838	$1,700

Note 5. Mortgage Securities

As of December 31, 2012 and December 31, 2011, mortgage securities consisted entirely of the Company's investment in the residual securities issued by securitization trusts sponsored by the Company and classified as available-for-sale. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds. See Note 12 to the consolidated financial statements for details on the Company's fair value methodology.

The following table presents certain information on the Company's portfolio of mortgage securities – available-for-sale as of December 31, 2012 and December 31, 2011 (dollars in thousands):

	Cost Basis	Unrealized Gain	Estimated Fair Value	Average Yield (A)
December 31, 2012	$605	$3,301	$3,906	176.0%
December 31, 2011	611	3,267	3,878	237.0

(A)	The average yield is calculated from the cost basis of the mortgage securities and does not give effect to changes in fair value that are reflected as a component of shareholders' equity (deficit).

There were no other-than-temporary impairments relating to mortgage securities – available-for-sale for the years ended December 31, 2012 and 2011. Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments.

The following table relates to the securitizations where the Company retained an interest in the assets issued by the securitization trust, a variable interest entity or VIE (dollars in thousands):

	Size/Principal Outstanding (A)	Assets on Balance Sheet (B)	Liabilities on Balance Sheet	Maximum Exposure to Loss(C)	Year to Date Loss on Sale	Year to Date Cash Flows
December 31, 2012	$5,432,562	$3,906	$—	$3,906	$—	$4,760
December 31, 2011	6,265,564	3,878	—	3,878	—	8,920

(A)	Size/Principal Outstanding reflects the estimated principal of the underlying assets held by the VIE.

(B)	Assets on balance sheet are securities issued by the entity and are recorded in the mortgage securities line item of the consolidated balance sheets.

(C)	The maximum exposure to loss includes the assets held by the Company. The maximum exposure to loss assumes a total loss on the referenced assets held by the VIE.

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

The Company charges off uncollectible notes receivable when repayment of contractually-obligated amounts is not deemed to be probable. There were no amounts charged off during 2012, and a $0.5 million charge off, which had previously been reserved, during 2011.

Due to the low number of notes receivable, the Company evaluates each note individually for collectability rather than analyzing by class or credit quality indicator. As a result of this review, the Company established a provision for credit losses of $1.1 million for 2012 related to the note receivable due from ITS Financial, LLC (“ITS”), an entity with which it was previously in litigation. During 2011, the Company agreed to settle the litigation. Pursuant to the original settlement agreement, the Company received approximately $1.3 million of the amount due under the note at the time of settlement. A modification to the original settlement agreement was reached in February 2012, whereby the Company received $1.5 million at the time of the modification, and the remaining note balance of approximately $1.1 million plus an additional $0.1 million in February 2013. In a complaint dated March 28, 2012, the United States Department of Justice ("DOJ") filed lawsuits against ITS and some of its franchisees. The actions claim that ITS was committing tax fraud against the United States Government and extracting excessive fees from the taxpaying customers. The action seeks to shut down the franchises accused of committing fraud and the entire ITS organization. Due to these lawsuits, the Company established a full allowance of $1.1 million against the note during 2012. For 2011, this review resulted in recoveries of credit losses of $0.5 million.

The remaining $0.6 million and $0.7 million of notes receivable outstanding as of December 31, 2012 and December 31, 2011, respectively, was current.

Activity in the allowance for credit losses on notes receivable is as follows for 2012 and 2011 (dollars in thousands):

	For the Year Ended December 31,
	2012	2011
Balance, beginning of period	$—	$1,047
(Recovery of) provision for credit losses	1,054	(540)
Write-offs	—	(507)
Balance, end of period	$1,054	$—

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

Maintenance and repairs are charged to expense. Major renewals and improvements are capitalized. Gains and losses on dispositions are credited or charged to earnings as incurred. Depreciation and amortization expense relating to property and equipment was $3.3 million and $2.0 million for the years ended December 31, 2012 and 2011, respectively.

The following table shows the Company's property and equipment, net as of December 31, 2012 and December 31, 2011 (dollars in thousands):

	December 31, 2012	December 31, 2011
Furniture, fixtures and office equipment	$993	$1,216
Hardware and computer equipment	4,358	2,961
Software	8,765	6,887
Leasehold improvements	1,216	352
Total Cost	15,332	11,416
Less: Accumulated depreciation and amortization	(9,140)	(5,827)
Property and equipment, net	$6,192	$5,589

Note 8. Goodwill

Goodwill totaled $3.2 million and $5.3 million as of December 31, 2012 and 2011, respectively. During 2011, the Company acquired a majority interest in Build My Move, LLC and immediately renamed and rebranded the company as Mango Moving LLC. As part of the purchase price allocation for this acquisition, the Company allocated $2.2 million of goodwill to Mango. See Note 4 to the consolidated financial statements for further details regarding the acquisition. In addition to the goodwill allocated to the Mango reporting unit, the Goodwill balance as of 2011 includes approximately $3.2 million of goodwill assigned to the Appraisal Management reporting unit. As of December 31, 2012, the entire goodwill balance represents the goodwill assigned to the Appraisal Management reporting unit.

During the fourth quarter of 2012, the Company, due in large part to Mango's continued operating losses, concluded that the original concept was not effective and began to retool the business to build a network of independent, full-service movers to fulfill moves. As part of this effort, the Company replaced certain members of Mango's management team. The Company also moved Mango's operations from Overland Park, Kansas to Tampa, Florida in order to take advantage of the Company's shared operating facilities.

The combination of the preceding factors triggered the Company to revise its financial projections for Mango during the fourth quarter of 2012. These revisions, when utilized in the Company's annual impairment analysis, resulted in a $2.2 million impairment loss for the Logistics reporting unit during 2012. This impairment loss is included in the other income (expense) line of the Company's consolidated statement of operations.

As discussed in Note 17, effective February 27, 2013, the Company committed to a plan to abandon the operations of the Company's Logistics segment.

Including the 2012 impairment loss of $2.2 million, the Company's accumulated goodwill impairment through December 31, 2012, was $5.7 million. Of this amount, $0.5 million relates to the Appraisal Management reporting unit, $1.2 million relates to the Financial Intermediary reporting unit, and $2.2 million relates to the Logistics reporting unit. The remaining $1.9 million of accumulated impairment relates to Company's legacy business.

Goodwill activity is as follows for 2012 and 2011 (dollars in thousands):

	For the Year Ended December 31,
	2012	2011
Balance, beginning of period	$5,336	$3,170
Mango acquisition	—	2,166
Mango impairment	(2,166)	—
Balance, end of period	$3,170	$5,336

For tax purposes, goodwill is included in the Company's basis in its investments in StreetLinks and Mango as they are limited liability companies. Therefore, it will be non-deductible for tax purposes as long as the Company holds its investments.

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

For accounting purposes the Debt Exchange transactions were considered a modification of a debt instrument as opposed to an extinguishment and new debt. Therefore, the principal amount of the debt will be accreted up to the new principal balance of $85.9 million using the effective interest method from the balance of $81.7 million and $79.7 million as of December 31, 2012 and December 31, 2011, respectively.

The indentures governing the Senior Notes (the “Indentures”) contain certain restrictive covenants (the “Negative Covenants”) subject to certain exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit the Company and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring shares of the Company or its subsidiaries, making payment on debt securities of the Company that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in its subsidiaries or all or substantially all of the assets of its subsidiaries. The Negative Covenants remain in effect until both of the following conditions are met: 1) the Senior Notes begin accruing interest at the Full Rate, and 2) the Company satisfies certain financial covenants (the “Financial Covenants”). Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95%. As the Senior Notes were not accruing interest at the Full Rate, the Negative Covenants, as defined above, were still in effect as of December 31, 2012 and December 31, 2011. As such, the Company was under no obligation to comply with the Financial Covenants during these periods.

The Company was in compliance with all Negative Covenants as of December 31, 2012 and December 31, 2011.

Note Payable to Related Party – As discussed in Note 4 to the consolidated financial statements, Steve Haslam sold all of his membership units of StreetLinks to the Company, approximately 5% of the outstanding membership units, on March 8, 2012. The total purchase price was $6.1 million, of which $1.5 million was paid during 2012. The remainder of this obligation is payable as follows: $0.3 million on the last day of each quarter hereafter until March 8, 2016, on which date the unpaid principal balance of $1.6 million is to be paid, plus interest on the unpaid balance at the rate of 4.0% per annum, compounded quarterly. During 2012, the Company incurred approximately $0.2 million of interest expense related to this obligation. The Company's obligation is secured by the StreetLinks' interest purchased.

Note 10. Commitments and Contingencies

Commitments – The Company leases office space under various operating lease agreements. Rent expense for 2012 and 2011 aggregated $2.1 million and $1.2 million, respectively. At December 31, 2012, future minimum lease commitments under those leases for the next five years are as follows (dollars in thousands):

Lease
Obligations
2013	$2,104
2014	1,934
2015	1,923
2016	1,984
2017	2,022
$9,967

The Company has sublease agreements for office space formerly occupied by the Company and received approximately $0.2 million and $0.4 million during the years ended December 31, 2012 and 2011, respectively.

Contingencies – As discussed in Note 4 to the consolidated financial statements, the Company is obligated to make payments in the future to the former minority owners of Corvisa of up to $1.2 million if revenue targets are achieved. The Company has recorded a liability of $0.9 million, based on management’s estimate of the earnings targets being achieved. As of December 31, 2012, $0.5 million is recorded in the accrued expenses line item of the consolidated balance sheet, while $0.4 million is recorded in the noncurrent liabilities line item. The full amount of the liability is included in the other liabilities line item of the consolidated balance sheets as of December 31, 2011.

The Company also has a contingent obligation related to a separation agreement with a former Mango employee of up to $0.3 million. During October 2012, the Company paid approximately $0.1 million pursuant to this separation agreement, leaving approximately $0.2 million of contingent obligation as of December 31, 2012, all of which is included in other current liabilities in the consolidated balance sheets. There was a liability for this contingent obligation of $0.2 million in the other current liabilities and $0.1 million in the other liabilities line items in the consolidated balance sheets as of December 31, 2011.

The Company has received indemnification and loan repurchase demands with respect to alleged violations of representations and warranties (“defects”) and with respect to other alleged misrepresentations and contractual commitments made in loan sale and securitization agreements. These demands have been received substantially beginning in 2006 and have continued into 2013. Prior to the Company ceasing the origination of loans in its mortgage lending business, it sold loans to securitization trusts and other third parties and agreed to repurchase loans with material defects and to otherwise indemnify parties to these transactions. Beginning in 1997 and ending in 2007, affiliates of the Company sold loans to securitization trusts and third parties with the potential of such obligations. The aggregate original principal balance of these loans was $43.1 billion at the time of sale or securitization. The remaining principal balance of these loans is not available as these loans are serviced by third parties and may have been refinanced, sold or liquidated. During 2011 and 2012, the Company has received claims to repurchase loans with original principal balances of approximately $24.6 million. These claims have not been acknowledged as valid by the Company. In some cases, claims were made against affiliates of the Company that have ceased operations and have no or limited assets. The Company has not repurchased any loans in 2011 or 2012 or made any payments in response to indemnification requests.

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

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case included NovaStar Mortgage Funding Corporation (“NMFC”) and its individual directors, several securitization trusts sponsored by the Company ("affiliated defendants") and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. The plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by the plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff's claims, which the court granted on March 31, 2011, with leave to amend. The plaintiff filed a second amended complaint on May 16, 2011, and the Company again filed a motion to dismiss. On March 29, 2012, the court dismissed the plaintiff's second amended complaint with prejudice and without leave to replead. The plaintiff filed an appeal. On March 1, 2013, the appellate court reversed the judgment of the lower court, which had dismissed the case. Also, the appellate court vacated the judgment of the lower court holding that the plaintiff lacked standing, even as a class representative, on securities in which plaintiff had not invested and remanded the case back to the lower court for further proceedings. Given the early stage of the litigation, the Company cannot provide an estimate of the range of any loss. The Company believes that the affiliated defendants have meritorious defenses to the case and expects them to defend the case vigorously.

On June 20, 2011, the National Credit Union Administration Board, as liquidating agent of U.S. Central Federal Credit Union, filed an action against NMFC and numerous other defendants in the United States District Court for the District of Kansas, claiming that the defendants issued or underwrote residential mortgage-backed securities pursuant to allegedly false or misleading registration statements, prospectuses, and/or prospectus supplements. On October 12, 2011, the complaint was served on NMFC. On December 20, 2011, NMFC filed a motion to dismiss the plaintiff's complaint and to strike certain paragraphs of the complaint. On July 25, 2012, the court granted the motion in part and denied the motion in part. The plaintiff was granted leave to amend the complaint. On August 24, 2012, the plaintiff filed an amended complaint making essentially the same claims against NMFC. On October 29, 2012, NMFC filed a motion to dismiss the amended complaint, which motion remains pending. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that NMFC has meritorious defenses to the case and expects it to defend the case vigorously.

On May 30, 2012, Woori Bank filed an action against NovaStar ABS CDO I, Inc. and NovaStar ABS CDO I, Ltd. (collectively, “NCDO”) and certain other unrelated entities in the United States District Court for the Southern District of New York, claiming common law fraud, negligent misrepresentation and unjust enrichment based on allegations that defendants knew that NCDO securities purchased by the plaintiff involved more risk than their ratings suggested. The plaintiff dismissed, without prejudice, NovaStar ABS CDO I, Ltd., and on August 20, 2012, the plaintiff filed an amended complaint against NovaStar ABS CDO I, Inc. and other, unrelated entities. The amended complaint alleged the same claims against NovaStar ABS CDO I, Inc. On September 12, 2012, NovaStar ABS CDO I, Inc. filed a motion to dismiss the amended complaint. On December 27, 2012, the court dismissed the claims against all defendants without granting the plaintiff leave to amend its complaint. However, the court gave the plaintiff the opportunity, until March 1, 2013, to write a letter to the court explaining how it would amend to correct the noted deficiencies in its complaint if granted leave. In response, the plaintiff, on January 23, 2013, filed a motion for leave to file an amended complaint and to alter, amend or vacate the judgment of dismissal.

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

The Company’s Board of Directors has approved the repurchase of up to $9.0 million of the Company’s common stock. No shares were repurchased during December 31, 2012 and December 31, 2011. The Company has repurchased $8.0 million prior to 2009, leaving approximately $1.0 million of shares that may yet be purchased under the repurchase plan. Under Maryland law, shares repurchased under the repurchase plan are to be returned to the Company’s authorized but unissued shares of common stock. Common stock purchased under the repurchase plan is charged against additional paid-in capital.

Noncontrolling Interests – During 2012, the Company received approximately $1.3 million in capital contributions from the noncontrolling members of Mango. These contributions were made pursuant to calls for additional capital.  Members are not required to make contributions.  If they do,  their portion of the contribution is made based on their current ownership interest.  No additional membership interests are issued as a result of these transactions as long as all members choose to contribute. If a member fails to contribute, the noncontributing member's ownership interest is effectively diluted through the issuance of additional membership interests to contributing members. The Company distributed approximately $0.4 million of excess capital, as determined in accordance with the StreetLinks operating agreement, to the noncontrolling members of StreetLinks during 2012.  Each member's share of the distribution is determined based on their ownership interest at the time of the distribution.  The Company also recognized approximately $0.1 million of additional noncontrolling interests as part of the acquisition of Corvisa Cloud in the fourth quarter of 2012.  See Note 4 for additional information regarding this acquisition. The remaining noncontrolling interest activity for 2012 was not material.

Note 12. Fair Value Accounting

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

The following tables present for each of the fair value hierarchy levels, the Company's assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage securities – available-for-sale	$3,906	$—	$—	$3,906

Liabilities:
Contingent consideration (A)	$1,099	$—	$—	$1,099

(A)
The contingent consideration represents the estimated fair value of the additional potential amounts payable in connection with our acquisitions of Mango and Corvisa, $0.2 million and $0.9 million, respectively.

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

Valuation Methods and Processes

The Company estimates the fair value of all items subject to fair value accounting using present value techniques and generally does not have the option to choose other valuation techniques for these items. There have been no significant changes to the Company's financial statements as a result from changes to the Company's valuation techniques as of December 31, 2012 compared to December 31, 2011.

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

Description	Valuation Techniques	Significant Unobservable Inputs	Range
Assets:
Mortgage securities – available-for-sale	Present value analysis	Prepayment rates	6.5% – 9.9%
		Weighted average life (years)	2.0 – 2.0
Liabilities:
Contingent consideration	Present value analysis	Revenue growth	1.0% – 2.0%
		Discount rate	15.0% – 15.0%

The Company's mortgage securities – available-for-sale, as discussed in Note 5 to the consolidated financial statements, are measured at fair value. These securities are valued at each reporting date using significant unobservable inputs (Level 3) by discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The Company has no other assets measured at fair value.

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

The following tables provide a reconciliation of the beginning and ending balances for the Company's mortgage securities – available-for-sale which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for 2012 and 2011 (dollars in thousands):

	For the Year Ended December 31,
	2012	2011
Balance, beginning of period	$3,878	$4,580
Increases (decreases) to mortgage securities – available-for-sale:
Accretion of income (A)	1,076	1,716
Proceeds from paydowns of securities (A)	(1,082)	(1,274)
Mark-to-market value adjustment	34	(1,144)
Net increases (decreases) to mortgage securities – available-for-sale	28	(702)
Balance, end of period	$3,906	$3,878

(A)	Cash received on mortgage securities with no cost basis was $3.7 million and $7.6 million for the years ended December 31, 2012 and 2011, respectively.

There was no activity during 2012 for the Company's mortgage securities – trading as they were determined to have no value as of December 31, 2011. The following table provides a reconciliation of the beginning and ending balances for the Company's mortgage securities – trading which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for 2011 (dollars in thousands):

For the Year Ended December 31, 2011
Balance, beginning of period	$1,198
Increases (decreases) to mortgage securities – trading:
Accretion of income	973
Proceeds from paydowns of securities	(761)
Mark-to-market value adjustment	(1,410)
Net decrease to mortgage securities – trading	(1,198)
Balance, end of period	$—

The following table provides a reconciliation of the beginning and ending balances for the Company's contingent consideration liability which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011 (dollars in thousands):

	For the Year Ended December 31,
	2012	2011
Balance, beginning of period	$1,154	$450
Payments	(150)	—
Fair value adjustment	95	(150)
Acquisition of Corvisa noncontrolling interest (A)	—	554
Acquisition of Mango	—	300
Balance, end of period	$1,099	$1,154

(A) As part of the Corvisa noncontrolling interest acquisition, the previous contingent consideration payable of $0.3 million was canceled, the new contingent consideration payable amount was estimated at $0.9 million.

The following table provides a summary of the impact to earnings for 2012 and 2011 from the Company's assets and liabilities which are measured at fair value on a recurring and nonrecurring basis (dollars in thousands):

		Fair Value Adjustments
		For the Year Ended December 31,
Asset or Liability Measured at Fair Value	Fair Value Measurement Frequency	2012	2011	Statement of Operations Line Item Impacted
Mortgage securities – trading	Recurring	$—	$(1,410)	Other income (expense)
Contingent consideration (A)	Recurring	(95)	150	Other income (expense)
Asset-backed bonds secured by mortgage securities	Recurring	—	1,198	Other income (expense)
Total fair value gains (B)		$(95)	$(62)

(A)
The contingent consideration represents the estimated fair value of the additional potential earn-out opportunity payable in connection with the acquisition of Corvisa that is contingent and based upon certain future earnings targets.

(B)	The Company did not have any impairments relating to mortgage securities – available-for-sale for 2012 and 2011.

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

The estimated fair values of the Company's financial instruments are as follows as of December 31, 2012 and December 31, 2011 (dollars in thousands):

	As of December 31, 2012		As of December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Restricted cash	$2,215	$2,150	$2,912	$2,836
Mortgage securities – available-for-sale	3,906	3,906	3,878	3,878
Financial liabilities:
Senior notes	$81,728	$11,527	$79,654	$10,273
Note payable to related party	4,613	3,064	—	—

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

Note payable to related party – The fair value of the note payable to related party is estimated by discounting future projected principal and interest payment cash flows using a discount rate commensurate with the risks involved. As of December 31, 2012, the future projected interest payments were calculated assuming the stated rate of 4.0% per annum until maturity in March 2016.

Note 13. Segment Reporting

During 2012, the Company changed its segment reporting structure by including Logistics as a separate operating unit. Historically, this segment has been aggregated with the Corporate operating segment based on the insignificant results of its operations. Due to recent and expected growth of the Logistics segment, management deems it appropriate to segregate this segment. Prior period comparatives have not been updated to reflect this change in segmentation as the operating results for this subsidiary for 2011 were not material to the financial statements as a whole due to the fact that this segment was acquired in the fourth quarter of 2011.

The Company reviews, manages and operates its business in four segments: Corporate, Appraisal Management, Financial Intermediary, and Logistics. Corporate operating results include mortgage securities retained from securitizations, corporate general and administrative expenses, and the operating results of Cloud, as these results were not significant during 2012. Appraisal Management operations include the service fee income and related expenses from the Company's majority-owned subsidiary, StreetLinks. The Financial Intermediary segment consists of the financial settlement service fee income and related expenses from a majority-owned subsidiary of the Company, Advent. The Logistics segment represents service fee income and related expenses from the Company's majority-owned subsidiary, Mango. Management evaluates segment performance based on income before income taxes, which is prior to the allocation of losses attributable to the noncontrolling interests.

The following is a summary of the operating results of the Company's segments for 2012 and 2011 and a summary of their financial positions as of December 31, 2012 and December 31, 2011 (dollars in thousands):

	Corporate	Appraisal Management	Financial Intermediary	Logistics	Eliminations	Total
For the Year Ended December 31, 2012
Service fee income	$8,591	$176,645	$9,221	$5,465	$(8,551)	$191,371
Interest income	5,716	—	—	—	(963)	4,753
Interest expense	3,128	39	927	1	(963)	3,132
Depreciation and amortization expense (A)	418	1,914	104	839	—	3,275
Income (loss) before income tax benefit	(3,597)	7,198	(4,202)	(7,224)	—	(7,825)
Additions to long-lived assets	1,853	1,283	425	381	—	3,942

As of December 31, 2012
Total assets (B)	$93,097	$22,772	$2,349	$857	$(12,331)	$106,744

(A)	Amounts are included in the cost of services and selling, general and administrative expense line items of the consolidated statements of operations.

(B)	Appraisal Management segment includes goodwill of $3.2 million resulting from the acquisition of StreetLinks.

The intersegment service fee income consists of a guaranty fee of approximately $1.0 million paid by the Financial Intermediary segment to the Corporate segment for Corporate's guarantee of the Financial Intermediary segment's performance under its contract with its banking partner. It also includes fees charged by the Corporate segment to the Appraisal Management, Financial Intermediary, and Logistics segments for operational support provided by the Corporate segment's employees. The intersegment interest income and interest expense consists of interest charged by the Corporate segment to the Appraisal Management, Financial Intermediary, and Logistics segments for borrowings. Outside of interest, no such fees were charged to the Appraisal Management, Financial Intermediary and Logistics segments during 2011.

	Corporate	Appraisal Management	Financial Intermediary	Eliminations	Total
For the Year Ended December 31, 2011
Service fee income	$624	$119,387	$6,739	$—	$126,750
Interest income	10,959	—	—	(624)	10,335
Interest expense	2,471	8	616	(624)	2,471
Depreciation and amortization expense (A)	195	1,732	64	—	1,991
Income (loss) before income tax benefit	42	6,394	(938)	—	5,498
Additions to long-lived assets	3,080	1,860	275	—	5,215

As of December 31, 2011
Total assets (B) (C)	$34,657	$17,197	$2,261	$(9,514)	$44,601

(A)	Amounts are included in the cost of services and selling, general and administrative expense line items of the consolidated statements of operations.

(B)	Corporate segment includes goodwill of $2.2 million resulting from the acquisition of Mango, which was subsequently impaired during 2012.

(C)	Appraisal Management segment includes goodwill of $3.2 million resulting from the acquisition of StreetLinks.

Revenues from one customer of the Appraisal Management segment, approximately $17.1 million, were in excess of 10% of total consolidated revenues for 2011. While three customers of the Appraisal Management segment comprised approximately 31% of the Appraisal Management revenue for 2012, none of these customers, individually, exceeded 10% of total consolidated revenues for 2012.

Note 14. Earnings Per Share

Earnings per share was calculated using the treasury method for all periods presented. For 2011, this calculation included the Company's 9.0% Series D1 Mandatory Convertible Preferred Stock, par value $0.01 per share (the "Series D Preferred Stock"), which was assumed to be converted to 1,875,000 shares of common stock that shared in distributions with common shareholders on a 1:1 basis through the date of the Recapitalization.

The computations of basic and diluted earnings per share for 2012 and 2011 (dollars in thousands, except share and per share amounts) are as follows:

	For the Year Ended December 31,
	2012	2011
Numerator:
Net income	$55,692	$7,272
Less loss attributable to noncontrolling interests	(3,495)	(491)
Dividends on preferred shares	—	(8,428)
Net effect of preferred stock exchange (A)	—	95,460
Net income available to common shareholders	$59,187	$94,795

Denominator:
Weighted average common shares outstanding – basic	90,577,541	52,132,669

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	90,577,541	52,132,669
Stock options	521,120	—
Nonvested shares	327,555	159,653
Weighted average common shares outstanding – dilutive	91,426,216	52,292,322

Basic earnings per share:
Net income	$0.61	$0.14
Less loss attributable to noncontrolling interests	(0.04)	(0.01)
Dividends on preferred shares	—	(0.16)
Net effect of preferred stock exchange (A)	—	1.83
Net income available to common shareholders	$0.65	$1.82

Diluted earnings per share:
Net income	$0.61	$0.14
Less loss attributable to noncontrolling interests	(0.04)	(0.01)
Dividends on preferred shares	—	(0.16)
Net effect of preferred stock exchange (A)	—	1.82
Net income available to common shareholders	$0.65	$1.81

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

	For the Year Ended December 31,
	2012	2011
Number of stock options	7,080	677
Weighted average exercise price of stock options	$0.76	$8.38

During 2012, the Company granted 6.9 million options to purchase shares of Common Stock at a weighted average exercise price of $0.77. Including the 0.2 million options issued in conjunction with the acquisition of Corvisa Cloud, the Company granted 7.1 million options during 2012. The weighted average impact of 6.1 million shares are included in the table above for 2012.

Of the 7.1 million total options granted, 5.3 million relate to a non-discretionary anti-dilution provision adjustment to preserve the benefits and potential benefits of grants issued prior to the Recapitalization. These options maintained the original exercise prices and vesting terms of the respective initial grants.

During 2011, the Company granted 0.4 million options to purchase shares of Common stock at a weighted average exercise price of $0.51, of which the weighted average outstanding amount is included in the table above for 2011.

The Company had approximately 0.8 million and 0.9 million nonvested shares outstanding as of December 31, 2012 and December 31, 2011, respectively. These shares have original cliff vesting schedules ranging between five and ten years. Of these, the weighted average impact of approximately 0.6 million and 0.7 million nonvested shares were not included in the calculation of earnings per share for 2012 and 2011, respectively, because they were anti-dilutive.

Note 15. Income Taxes

The components of income tax benefit for the years ended December 31, 2012 and 2011 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2012	2011
Current:
Federal	$(31)	$(1,519)
State and local	(386)	(255)
Total current	$(417)	$(1,774)

Deferred:
Federal	(56,508)	—
State and local	(6,592)	—
Total deferred	(63,100)	—
Total income tax benefit	$(63,517)	$(1,774)

The Company recorded a receivable for the overpayment of previously paid income taxes of $2.3 million during 2011 which is reflected in the amounts above. A substantial portion of the receivable was collected during 2012.

A reconciliation of the expected federal income tax expense using the federal statutory tax rate of 35% to the Company’s actual income tax benefit and resulting effective tax rate for the years ended December 31, 2012 and 2011 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2012	2011
Income tax at statutory rate	$(1,516)	$2,068
State income taxes, net of federal tax benefit	(738)	179
Valuation allowance	(65,309)	(8,524)
Change in state tax rate	(2,189)	—
Adjustment to deferred tax asset	6,001	3,161
Recapitalization cost	—	774
Uncertain tax positions	(165)	558
Stock-based compensation	238	—
Other	161	10
Total income tax benefit	$(63,517)	$(1,774)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2012 and 2011 were as follows (dollars in thousands):

	December 31, 2012	December 31, 2011
Deferred tax assets:
Basis difference – investments	$128,105	$157,256
Federal net operating loss carryforwards	139,381	114,329
Allowance for loan losses	443	—
State net operating loss carryforwards	13,413	12,185
Other	2,647	2,641
Gross deferred tax asset	283,989	286,411
Valuation allowance	(219,667)	(284,491)
Deferred tax asset	64,322	1,920
Deferred tax liabilities:
Other	1,222	1,920
Deferred tax liability	1,222	1,920
Net deferred tax asset	$63,100	$—

During 2012, the Company determined that it is more likely than not that it will realize a portion of its deferred tax assets. This determination was based on the Company's evaluation of the available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income, among other items. The Company's evaluation of the available evidence was significantly influenced by the fact that the Company is currently in a positive cumulative earnings position for the three year period ended December 31, 2012. The Company, therefore, released a portion of its valuation allowance and recognized a net deferred tax asset of approximately $63.1 million on its balance sheet as of December 31, 2012. The Company recorded an income tax benefit of $63.1 million for 2012 for the portion of the change in valuation allowance arising from expected realization of deferred tax assets in future years.

The current and noncurrent component of the deferred tax balance is reported separately on the financial statements and is based on the financial statement classification of the related asset or liability giving rise to the temporary difference.  During fourth quarter we have evaluated some of our mortgage securities that have previously been written off for book purposes and believe changes in the economic environment, the lack of an active market to sell these securities, and the continued lack of cash flows from these securities warrants reclassification of these as noncurrent assets, thus resulting in a reclassification of approximately $25.9 million of current deferred tax assets to noncurrent.

Our estimates require the exercise of significant judgment. The Company based its estimate of realizable deferred tax assets in part on business plans and expectations about future outcomes. In the event that the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods. The Company maintained a valuation allowance of $219.7 million for deferred tax assets as of December 31, 2012 compared to a valuation allowance of $284.5 million as of December 31, 2011.

As of December 31, 2012, the Company had a federal net operating loss of approximately $398.2 million. The federal net operating loss may be carried forward to offset future taxable income, subject to applicable provisions of the Internal Revenue Code (the "Code"). If not used, this net operating loss will expire in years 2025 through 2032. The Company has state net operating loss carryovers arising from both combined and separate filings from as early as 2004. The state net operating loss carryovers may expire as early as 2013 and as late as 2032.

The activity in the accrued liability for unrecognized tax benefits for the years ended December 31, 2012 and 2011 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2012	2011
Beginning balance	$1,493	$966
Gross decreases – tax positions in prior period	(38)	—
Gross increases – tax positions in current period	14	615
Lapse of statute of limitations	(407)	(88)
Ending balance	$1,062	$1,493

As of December 31, 2012 and 2011, the total gross amount of unrecognized tax benefits was $1.1 million and $1.5 million, respectively, which also represents the total amount of unrecognized tax benefits that would impact the effective tax rate. The Company anticipates a reduction of unrecognized tax benefits in the amount of $0.4 million due the lapse of statute of limitations in the next twelve months. The Company does not expect any other significant change in the liability for unrecognized tax benefits in the next twelve months.

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. The benefit for interest and penalties recorded in income tax expense was $0.2 million for 2011. This benefit was not significant for 2012. There were accrued interest and penalties of $0.1 million as of December 31, 2012 and 2011.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. Tax years 2007 to 2012 remain open to examination for U.S. federal income tax. Tax years 2007 to 2012 remain open for major state tax jurisdictions.

Note 16. Employee Benefit Plans

Eligible employees may save for retirement through pretax contributions in defined contribution plans offered by the Company. Employees of the Company may contribute up to the statutory limit. The Company may elect to match a certain percentage of participants’ contributions. No matching contributions were made to the plans for the years ended December 31, 2012 and 2011. The Company may also elect to make a discretionary contribution, which is allocated to participants based on each participant’s compensation. There were no discretionary contributions made to the plans during the years ended December 31, 2012 and 2011.

The Company maintains a stock compensation plan. The aggregate value and expense associated with the grants under the plan is not material to the Company's consolidated statements.

Note 17. Subsequent Events

Effective February 27, 2013, Management committed to a plan to abandon the operations of the Company's Logistics segment. The Company is still in the process of evaluating the potential exit costs associated with this plan and cannot make an estimate regarding a possible range of those costs.

REPORT OF INDEPENDENT OF REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Novation Companies, Inc.

We have audited the accompanying consolidated balance sheet of Novation Companies Inc., a Maryland corporation, and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders' deficit, and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Novation Companies Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Kansas City, Missouri
March 1, 2013

REPORT OF INDEPENDENT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Novation Companies, Inc.
Kansas City, Missouri

We have audited the accompanying consolidated balance sheet of Novation Companies, Inc. (formerly NovaStar Financial, Inc.) and subsidiaries (the "Company") as of December 31, 2011, and the related consolidated statements of operations, comprehensive income, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2011 consolidated financial statements present fairly, in all material respects, the financial position of Novation Companies, Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the accompanying 2011 financial statements have been retrospectively adjusted for changes in the presentation of comprehensive income.

/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
March 15, 2012 (March 1, 2013 related to the change in presentation of comprehensive income as described in Note 1)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously disclosed in the Form 8-K filed July 5, 2012, on June 28, 2012, the Company, as approved by the Audit Committee of the Board of Directors (the “Audit Committee”), dismissed Deloitte & Touche LLP (“Deloitte”) as the Company's principal independent registered public accounting firm and approved the engagement of Grant Thornton LLP (“Accounting Firm”) as the Company's independent registered public accounting firm for the year ending December 31, 2012.

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has excluded from the scope of its assessment of internal control over financial reporting the operations and related assets of Corvisa Cloud, which the Company acquired on October 2, 2012. As of and for the year ended December 31, 2012, the amounts subject to the internal control over financial reporting arising from this acquisition represented 0.7% of our consolidated total assets, 0.0% of our consolidated total revenue, and (0.8%) of our consolidated net income. Based on that evaluation and its assessment, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to Items 401, 405 and 407(d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the information included in our Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information with respect to Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated by reference to the information included in our Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to Items 403 of Regulation S-K is incorporated by reference to the information included in our Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to Item 404 and 407(a) of Regulation S-K is incorporated by reference to the information included in our Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Information with respect to Item 9(e) of Schedule 14A is incorporated by reference to the information included in our Proxy Statement for the 2013 Annual Meeting of Shareholders.

Part IV

Item 15. Exhibits and Financial Statements Schedules

Financial Statements and Schedules

(1)	The financial statements as set forth under Item 8 of this report on Form 10-K are included herein.

(2)	The required financial statement schedules are omitted because the information is disclosed elsewhere herein.

Exhibit Listing

Exhibit No.	Description of Document
3.1 (1)	Articles of Amendment and Restatement of NovaStar Financial, Inc.
3.1.1 (2)	Articles Supplementary of Series F Participating Stock of NovaStar Financial, Inc.
3.2 (3)	Amended and Restated Bylaws of the Registrant, adopted July 27, 2005
3.2.1 (4)	Amendment to the Amended and Restated Bylaws of the Registrant
4.1 (5)	Specimen Common Stock Certificate
4.2 (6)	Specimen Preferred Stock Certificate
4.3 (7)	Registration Rights Agreement, dated March 15, 2011, between the Company and W. Lance Anderson *
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

10.1 (10)	Employment Agreement, dated as of January 7, 2008, by and between NovaStar Financial, Inc. and Rodney E. Schwatken. *
10.2 (11)	Form of Indemnification Agreement for Officers and Directors of NovaStar Financial, Inc. and its Subsidiaries *
10.3 (12)	NovaStar Financial Inc. 2004 Incentive Stock Plan *
10.4 (13)	Amendment One to the NovaStar Financial, Inc. 2004 Incentive Stock Option Plan *
10.5 (14)	Stock Option Agreement under NovaStar Financial, Inc. 2004 Incentive Stock Plan *
10.6 (15)	Restricted Stock Agreement under NovaStar Financial, Inc. 2004 Incentive Stock Plan *

* Management contract or compensatory plan or arrangement.
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
(9) Incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Registrant with the SEC on September 21, 2011 (File No. 001-13533).
(10) Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed by the Registrant with the SEC on January 10, 2008 (File No. 001-13533).
(11) Incorporated by reference to Exhibit 10.10 to Form 8-K filed by the Registrant with the SEC on November 16, 2005 (File No. 001-13533).
(12) Incorporated by reference to Exhibit 10.15 to Form S-8 filed by the Registrant with the SEC on June 30, 2004 (Registration No. 333-116998).
(13) Incorporated by reference to Exhibit 10.46 to Form 10-Q filed by the Registrant with the SEC on May 10, 2007 (File No. 001-13533).
(14) Incorporated by reference to Exhibit 10.25.1 to Form 8-K filed by the Registrant with the SEC on February 4, 2005 (File No. 001-13533).
(15) Incorporated by reference to Exhibit 10.25.2 to Form 8-K filed by the Registrant with the SEC on February 4, 2005 (File No. 001-13533).

Exhibit No.	Description of Document
10.7 (16)	Performance Contingent Deferred Stock Award Agreement under NovaStar Financial, Inc. 2004 Incentive Stock Plan *
10.8 (17)	NovaStar Financial, Inc. Executive Bonus Plan *
10.9 (18)	2005 Compensation Plan for Independent Directors (effective through August 8, 2011) *
10.10 (19)	NovaStar Financial, Inc. Long Term Incentive Plan *
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

10.14 (23)	Securities Purchase Agreement, dated as of April 26, 2009, by and among NovaStar Financial, Inc., Advent Financial Services, LLC and Mark A. Ernst
10.15 (24)	Release and Settlement Agreement dated as of June 30, 2009 by and between NovaStar Financial, Inc. and EHMD, LLC, EHD Holdings, LLC and EHD Properties, LLC
10.16 (25)	Voting agreement, dated December 10, 2010, between the Company and Howard M. Amster and Barry A. Igdaloff *
10.17 (26)	Exchange Agreement, dated December 10, 2010, between the Company and the holders of the Company's 9.0% Series D1 Mandatory Convertible Preferred Stock, par value $0.01 per share
10.18 (27)	Stock Option Agreement, dated March 15, 2011, between the Company and W. Lance Anderson *
10.19 (28)	Exchange Agreement, dated as of March 22, 2011, by and among NovaStar Financial, Inc., NovaStar Capital Trust I/B, NovaStar Capital Trust II/B, Taberna Preferred Funding I, Ltd. and Kodiak CDO I, Ltd.
10.20 (29)
First Amendment to The Second Amended and Restated Trust Agreement, dated as of March 22, 2011, by and among NovaStar Mortgage, Inc., The Bank of New York Mellon Trust Company, National Association, BNY Mellon Trust of Delaware, certain administrative trustees and Taberna Preferred Funding II, Ltd.

10.21 (30)	Series 1 Senior Notes Indenture, dated as of March 22, 2011, by and among NovaStar Financial, Inc. and The Bank Of New York Mellon Trust Company, National Association
10.22 (31)	Series 2 Senior Notes Indenture, dated as of March 22, 2011, by and among NovaStar Financial, Inc. and The Bank Of New York Mellon Trust Company, National Association
10.23 (32)	Series 3 Senior Notes Indenture, dated as of March 22, 2011, by and among NovaStar Financial, Inc. and The Bank Of New York Mellon Trust Company, National Association

* Management contract or compensatory plan or arrangement.
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
(18) Incorporated by reference to Exhibit 10.30 to Form 8-K filed by the Registrant with the SEC on February 11, 2005 (File No. 001-13533).
(19) Incorporated by reference to Exhibit 10.34 to Form 8-K filed by the Registrant with the SEC on February 14, 2006 (File No. 001-13533).
(20) Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on July 20, 2007 (File No. 001-13533).
(21) Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on July 20, 2007 (File No. 001-13533).
(22) Incorporated by reference to Exhibit 10.55 to Form 10-Q filed by the Registrant with the SEC on April 27, 2009 (File No. 001-13533).
(23) Incorporated by reference to Exhibit 10.62 to Form 8-K filed by the Registrant with the SEC on April 30, 2009 (File No. 001-13533).
(24) Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on July 1, 2009 (File No. 001-13533).
(25) Incorporated by reference to Exhibit (d)(1) to the Schedule TO/13E-3 filed by the Registrant with the SEC on December 10, 2010 (File No. 005-52325).
(26) Incorporated by reference to Exhibit (d)(2) to the Schedule TO/13E-3 filed by the Registrant with the SEC on December 10, 2010 (File No. 005-52325).
(27) Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on March 21, 2011 (File No. 001-13533).
(28) Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on March 22, 2011 (File No. 001-13533).
(29) Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on March 22, 2011 (File No. 001-13533).
(30) Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the SEC on March 22, 2011 (File No. 001-13533).
(31) Incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Registrant with the SEC on March 22, 2011 (File No. 001-13533).
(32) Incorporated by reference to Exhibit 10.5 to Form 8-K filed by the Registrant with the SEC on March 22, 2011 (File No. 001-13533).

Exhibit No.	Description of Document
10.24 (33)	2011 Compensation Plan for Independent Directors *
10.25 (34)	Membership Interest Purchase Agreement, dated March 8, 2012, by and between NovaStar Financial, Inc. and Steve Haslam *
10.26 (35)	Employment Agreement, dated as of March 8, 2012, by and between NovaStar Financial, Inc. and Steve Haslam *
10.27 (36)	Stock Option Agreement, dated March 8, 2012, by and between NovaStar Financial, Inc. and Steve Haslam *
10.28 (37)	Employment Agreement, dated as of March 2, 2012, by and between NovaStar Financial, Inc. and Matthew Lautz *
10.29 (38)	Employment Agreement, dated as of March 1, 2012, by and between NovaStar Financial, Inc. and Brett Monger *
10.30 (39)	Stock Option Agreement, dated March 8, 2012, by and between NovaStar Financial, Inc. and Brett Monger *
10.31 (40)	Amended and Restated NovaStar Financial, Inc. 2004 Incentive Stock Plan *
11.1 (41)	Statement Regarding Computation of Per Share Earnings
14.1 (42)	NovaStar Financial, Inc. Code of Conduct
16.1 (43)	Letter to Securities and Exchange Commission from Deloitte & Touche LLP dated July 5, 2012
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of Grant Thornton LLP
31.1	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Novation Companies, Inc.'s Annual Report on Form 10-K for the quarter ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012 and 2011, (iv) Consolidated Statements of Shareholders' Deficit for the years ended December 31, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

* Management contract or compensatory plan or arrangement.
(33) Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on August 15, 2011 (File No. 001-13533).
(34) Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on March 9, 2012 (File No. 001-13533).
(35) Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on March 9, 2012 (File No. 001-13533).
(36) Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the SEC on March 9, 2012 (File No. 001-13533).
(37) Incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Registrant with the SEC on March 9, 2012 (File No. 001-13533).
(38) Incorporated by reference to Exhibit 10.5 to Form 8-K filed by the Registrant with the SEC on March 9, 2012 (File No. 001-13533).
(39) Incorporated by reference to Exhibit 10.6 to Form 8-K filed by the Registrant with the SEC on March 9, 2012 (File No. 001-13533).
(40) Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on March 6, 2012 (File No. 001-13533).
(41) See Note 14 to the consolidated financial statements.
(42) Incorporated by reference to Exhibit 14.1 to Form 8-K filed by the Registrant with the SEC on February 14, 2006 (File No. 001-13533).
(43) Incorporated by reference to Exhibit 16.1 to Form 8-K filed by the Registrant with the SEC on July 5, 2012 (File No. 001-13533).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVATION COMPANIES, INC.
(Registrant)

DATE:	March 1, 2013	/s/ W. LANCE ANDERSON
W. Lance Anderson, Chairman of the Board
of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

DATE:	March 1, 2013	/s/ W. LANCE ANDERSON
W. Lance Anderson, Chairman of the Board
of Directors and Chief Executive Officer
(Principal Executive Officer)

DATE:	March 1, 2013	/s/ RODNEY E. SCHWATKEN
Rodney E. Schwatken, Chief Financial Officer
(Principal Financial Officer)

DATE:	March 1, 2013	/s/ BRETT A. MONGER
Brett A. Monger, Vice President,
Controller and Chief Accounting Officer
(Principal Accounting Officer)

DATE:	March 1, 2013	/s/ EDWARD W. MEHRER
Edward W. Mehrer, Director

DATE:	March 1, 2013	/s/ GREGORY T. BARMORE
Gregory T. Barmore, Director

DATE:	March 1, 2013	/s/ ART N. BURTSCHER
Art N. Burtscher, Director

DATE:	March 1, 2013	/s/ HOWARD M. AMSTER
Howard M. Amster, Director

DATE:	March 1, 2013	/s/ BARRY A. IGDALOFF
Barry A. Igdaloff, Director