Form 10-Q
period 2013-03-31
NOVATION COMPANIES, INC.
filed 2013-05-08
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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
Yes ☐ No ☒

The number of shares of the Registrant's Common Stock outstanding on May 3, 2013 was 91,479,519.

NOVATION COMPANIES, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2013

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; dollars in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$22,133	$16,362
Service fee receivable, net of allowance of $280 and $204, respectively	7,655	8,336
Restricted cash	1,093	1,158
Mortgage securities	3,295	3,906
Deferred income tax asset, net	2,266	1,941
Notes receivable, net of allowance of $0 and $1,054, respectively	829	581
Other current assets	2,635	2,565
Total current assets	39,906	34,849
Non-Current Assets
Property and equipment, net of accumulated depreciation	6,451	6,192
Goodwill	3,170	3,170
Deferred income tax asset, net	60,249	61,159
Other	1,381	1,374
Total non-current assets	71,251	71,895
Total assets	$111,157	$106,744

Liabilities and Shareholders' Equity (Deficit)
Liabilities:
Current Liabilities
Accounts payable	$8,724	$9,605
Accrued expenses	12,739	8,255
Deferred revenue	2,008	2,314
Note payable to related party	1,000	1,000
Other	391	248
Total current liabilities	24,862	21,422
Non-Current Liabilities
Senior notes	82,248	81,728
Note payable to related party	3,363	3,613
Other	2,718	2,005
Total non-current liabilities	88,329	87,346
Total liabilities	113,191	108,768

Commitments and contingencies (Note 10)

Shareholders' equity (deficit):
Capital stock, $0.01 par value per share, 120,000,000 shares authorized:
Common stock, 91,479,519 shares issued and outstanding as of both March 31, 2013 and December 31, 2012	915	915
Additional paid-in capital	740,281	740,171
Accumulated deficit	(743,457)	(744,213)
Accumulated other comprehensive income	2,682	3,301
Total Novation Companies, Inc. (“NCI”) shareholders' equity	421	174
Noncontrolling interests	(2,455)	(2,198)
Total shareholders' deficit	(2,034)	(2,024)
Total liabilities and shareholders' deficit	$111,157	$106,744

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; dollars in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2013	2012
Income and Revenues:
Service fee income	$47,862	$49,730
Interest income – mortgage securities	917	1,399
Total	48,779	51,129

Costs and Expenses:
Cost of services	37,855	40,275
Selling, general and administrative expense	8,868	6,854
Total	46,723	47,129

Other income (expense)	1,215	(814)
Interest expense	(788)	(735)

Income before income taxes	2,483	2,451
Income tax expense (benefit)	1,138	(63,138)
Net income from continuing operations	1,345	65,589
Loss from discontinued operations, net of income taxes	(690)	(764)
Net income	655	64,825
Less: Net (loss) income attributable to noncontrolling interests	(101)	35
Net income attributable to Novation	$756	$64,790
Earnings Per Share attributable to Novation:
Basic	$0.01	$0.72
Diluted	$0.01	$0.71
Weighted average basic shares outstanding	90,716,933	90,372,237
Weighted average diluted shares outstanding	91,119,949	91,239,746

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; dollars in thousands)

	For the Three Months Ended March 31,
	2013	2012
Net income	$655	$64,825
Other comprehensive (loss) income:
Change in unrealized gain on mortgage securities – available-for-sale (Note 11)	(619)	242
Total comprehensive income	36	65,067
Comprehensive (loss) income attributable to noncontrolling interests:
Less: Net (loss) income attributable to noncontrolling interests	(101)	35
Total comprehensive income attributable to Novation	$137	$65,032

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited; dollars in thousands)

	Total NCI Shareholders’ Equity (Deficit)
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2012	$915	$740,171	$(744,213)	$3,301	$(2,198)	$(2,024)
Compensation recognized under stock compensation plans	—	110	—	—	—	110
Contributions from noncontrolling interests	—	—	—	—	39	39
Distributions to noncontrolling interests	—	—	—	—	(195)	(195)
Net income	—	—	756	—	(101)	655
Other comprehensive income	—	—	—	(619)	—	(619)
Balance, March 31, 2013	$915	$740,281	$(743,457)	$2,682	$(2,455)	$(2,034)

	Total NCI Shareholders’ Equity (Deficit)
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2011	$913	$746,276	$(803,400)	$3,267	$188	$(52,756)
Compensation recognized under stock compensation plans	—	59	—	—	—	59
Issuance of nonvested shares, 225,866 shares	2	(2)	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	64	64
Acquisition of noncontrolling interests	—	(6,110)	—	—	(3)	(6,113)
Other changes in noncontrolling interests	—	(87)	—	—	87	—
Net income	—	—	64,790	—	35	64,825
Other comprehensive income	—	—	—	242	—	242
Balance, March 31, 2012	$915	$740,136	$(738,610)	$3,509	$371	$6,321

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; dollars in thousands)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$655	$64,825
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of mortgage securities	(280)	(249)
Provision for bad debt, net	(951)	1,054
Amortization of deferred debt issuance costs and senior debentures discount	520	513
Fair value adjustments	(79)	—
Loss on disposal of fixed assets	8	2
Compensation recognized under stock compensation plans	110	59
Depreciation expense	1,170	628
Deferred taxes	585	(63,100)
Changes in:
Service fee receivable	578	(3,455)
Restricted cash	65	(4,099)
Other current assets and liabilities, net	(76)	1,953
Other noncurrent assets and liabilities, net	38	(18)
Deferred revenue	(306)	277
Accounts payable and accrued expenses	4,134	5,306
Net cash provided by operating activities	6,171	3,696

Cash flows from investing activities:
Proceeds from paydowns of mortgage securities	272	284
Restricted cash, net	—	21
Proceeds from paydowns of notes receivable	996	1,500
Issuance of notes receivable	(190)	(30)
Purchases of property and equipment	(1,009)	(636)
Net cash provided by investing activities	69	1,139

Cash flows from financing activities:
Contributions from noncontrolling interests	39	64
Distributions to noncontrolling interests	(195)	—
Acquisition of noncontrolling interest	—	(500)
Principal payments under capital leases	(63)	—
Paydowns of note payable to related party	(250)	—
Net cash used in financing activities	(469)	(436)
Net increase in cash and cash equivalents	5,771	4,399
Cash and cash equivalents, beginning of period	16,362	11,503
Cash and cash equivalents, end of period	$22,133	$15,902
Continued

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(unaudited; dollars in thousands)

	For the Three Months Ended March 31,
	2013	2012
Cash paid for interest	$267	$220
Cash paid for income taxes, net of refunds	15	—
Cash received on mortgage securities – available-for-sale with no cost basis	637	1,150
Non-cash investing and financing activities:
Acquisition of noncontrolling interest for note payable	—	5,613
Assets acquired under capital lease	428	—

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the period ended March 31, 2013 (Unaudited)

Note 1. Financial Statement Presentation

Description of Operations – Novation Companies, Inc. (“NCI” or the “Company”) acquires and operates technology enabled service businesses, with a focus on building and growing these businesses to create long term value.

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

The Company owns 61% of Mango Moving, LLC ("Mango"), which was formerly a third-party logistics provider within the household goods industry. However, as a result of continued capital demands and difficulties generating positive cash flows or earnings, the Company and non-controlling owners agreed to dissolve Mango and abandon its operations during the three months ended March 31, 2013. As discussed further in Note 3, the operations of Mango have been classified as discontinued operations for all periods presented.

On October 2, 2012, the Company acquired 85% of the membership interests in IVR Central, LLC ("IVR"). Subsequent to the acquisition, IVR changed its name to Corvisa Cloud LLC ("Cloud"). Cloud is a technology company in the call center communications industry, whose primary products include interactive voice response, automated call distribution, call dialing and call recording using cloud technology. See Note 4 to the consolidated financial statements for additional information.

Prior to 2008, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. As a result of those activities, we acquired mortgage securities that continue to be a source of our earnings and cash flow.

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

Cash equivalents consist of liquid investments with an original maturity of three months or less. Amounts due from banks and credit card companies of $0.6 million and $0.3 million for the settlement of credit card transactions are included in cash and cash equivalents as of March 31, 2013 and December 31, 2012, respectively, as they are generally collected within three business days. Cash equivalents are stated at cost, which approximates fair value.

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

The Company's condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Note 2. New Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment. The FASB issued the ASU in response to feedback on ASU 2011-08, which amended the goodwill impairment testing requirements by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. Similarly, under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. Although ASU 2012-02 revises the examples of events and circumstances that an entity should consider in interim periods, it does not revise the requirements to test (1) indefinite-lived intangible assets annually for impairment and (2) between annual tests if there is a change in events or circumstances. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and did not have a material impact on the Company's consolidated financial statements.

In January 2013, the FASB issued ASU 2013-1, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. This guidance is effective for fiscal years beginning on or after January 1, 2013, and did not have a significant impact on the Company's financial statements.

In February 2013, the FASB issued ASU 2013-2, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (AOCI). This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, and did not have a significant impact on the Company's financial statements.

Note 3. Discontinued Operations

Because of continued capital demands and difficulties generating positive cash flows or earnings, effective February 27, 2013, the Company committed to a plan to abandon the operations of Mango, which comprised the Company's entire Logistics segment. The run-off operations of Mango have ceased as of March 31, 2013, and the Company will not have any significant continuing involvement in Mango.

The results of operations for the Company's Logistics segment and any related eliminations have been classified as discontinued operations for all periods presented and are summarized below.

	For the Three Months Ended March 31,
	2013	2012
Service fee income	$372	$603

Cost of services	815	735
Selling, general and administrative expense	747	601

Other income (expense), net	—	(31)

Net loss from discontinued operations before income taxes	(1,190)	(764)
Income tax benefit	(500)	—
Net loss from discontinued operations, net of income taxes	$(690)	$(764)

The Company recorded a loss on abandonment of discontinued operation, net of income taxes of $0.7 million for the three months ended March 31, 2013. This amount includes one-time employee termination benefits of $0.1 million and depreciation expense of $0.4 million, which largely represents the revision of depreciation estimates to reflect the use of the Logistics segment's fixed assets over their shortened useful lives through the date of abandonment.

The major classes of assets and liabilities for the Company's Logistics segment as of March 31, 2013 and December 31, 2012 are detailed below. Unless otherwise noted below, these amounts are included in the respective line items within the condensed consolidated balance sheets for all periods presented.

	March 31, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$52	$49
Service fee receivable, net	—	111
Other current assets	—	66
Total current assets	52	226
Non-Current Assets
Property and equipment, net of accumulated depreciation	—	372
Other	105	109
Total non-current assets	105	481
Total assets	$157	$707

Liabilities
Current Liabilities
Accounts payable	$42	$133
Accrued expenses (A)	140	439
Due to Novation (B)	773	776
Other	—	28
Total current liabilities	955	1,376
Non-Current Liabilities
Other	—	11
Total non-current liabilities	—	11
Total liabilities	$955	$1,387

(A)	Accrued expenses as of March 31, 2013 consists primarily of accrued compensation and customer damage claims.

(B)	Amounts due to Novation are eliminated upon consolidation. As such, these amounts are not included in the condensed, consolidated balance sheets for any periods presented.

Note 4. Business Combinations and Consolidation

On October 2, 2012, pursuant to a Membership Interest Purchase Agreement between the Company and IVR, the Company acquired 85% of the membership interests in IVR in exchange for a purchase price of $0.8 million and the issuance of 200,000 stock options, 75,000 of which vested immediately and were included in the consideration transferred for the purposes of the purchase price allocation. Due to certain operational and financial vesting conditions, the remaining 125,000 options were deemed to be attributable to post-combination service and, thus, will be recognized as compensation cost over the applicable service periods. IVR is a technology company in the call center communications industry, whose primary products include interactive voice response, automated call distribution, call dialing and call recording using cloud technology. The impact of this acquisition was not material to the Company's consolidated results of operations and consolidated balance sheet. Subsequent to the acquisition, IVR changed its name to Corvisa Cloud LLC.

The purchase price for the Cloud acquisition has been allocated based on the assessment of the fair value of the assets acquired and liabilities assumed, determined based on the Company’s internal operational assessments and other analyses, which are Level 3 measurements. Pro forma disclosure requirements have not been included as they are not considered material. The Company’s financial statements include the operating results of Cloud from the date of acquisition. Revenues and earnings since the acquisition date are not considered material to the Company's financial results. All legal and other related acquisition costs were expensed as incurred and recorded in the selling, general and administrative expense line item of the consolidated statements of operations, and were not material.

A summary of the aggregate amounts of the assets acquired and liabilities assumed and the aggregate consideration paid for Cloud during 2012 follows (dollars in thousands):

Total
Assets:
Cash	$505
Service fee receivable	23
Property and equipment	500
Liabilities:
Accounts payable	(51)
Accrued expenses	(21)
Noncontrolling interests	(118)
Total consideration	$838

On March 8, 2012, Steve Haslam, the Chief Executive Officer of StreetLinks, was appointed the Chief Operating Officer of the Company. As part of the transition of Mr. Haslam to his new position with the Company, and pursuant to the exercise of his rights under his employment agreement with StreetLinks, he sold all of his 1,927 membership units of StreetLinks to the Company pursuant to a Membership Interest Purchase Agreement, dated March 8, 2012, by and between Mr. Haslam and the Company (the “Unit Purchase Agreement”). At the time of the transaction, the 1,927 membership units of StreetLinks represented approximately 5% of the outstanding StreetLinks membership units. The total purchase price under the Unit Purchase Agreement was $6.1 million, of which $1.5 million was paid during 2012. Approximately $0.3 million was paid during the three months ended March 31, 2013, with the remainder of this obligation payable as follows: $0.3 million on the last day of each quarter hereafter until March 8, 2016, on which date the unpaid principal balance of $1.6 million is to be paid, plus interest on the unpaid balance at the rate of 4.0% per annum, compounded quarterly. The additional equity interest acquired as a result of this transaction was offset slightly by the issuance of additional StreetLinks membership units to certain StreetLinks employees during the second quarter of 2012. The issuance of these membership units reduced the Company's equity interest in StreetLinks from approximately 93% to approximately 91%.

Note 5. Mortgage Securities

As of March 31, 2013 and December 31, 2012, mortgage securities consisted entirely of the Company's investment in the residual securities issued by securitization trusts sponsored by the Company and classified as available-for-sale. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds. See Note 11 to the condensed consolidated financial statements for details on the Company's fair value methodology.

The following table presents certain information on the Company's portfolio of mortgage securities – available-for-sale as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	Cost Basis	Unrealized Gain	Estimated Fair Value	Average Yield (A)
March 31, 2013	$613	$2,682	$3,295	138.0%
December 31, 2012	605	3,301	3,906	176.0

(A)	The average yield is calculated from the cost basis of the mortgage securities and does not give effect to changes in fair value that are reflected as a component of shareholders' equity (deficit).

There were no other-than-temporary impairments relating to mortgage securities – available-for-sale for the three months ended March 31, 2013 and 2012. Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments.

The following table relates to the securitizations where the Company retained an interest in the assets issued by the securitization trust, a variable interest entity or VIE (dollars in thousands):

	Size/Principal Outstanding (A)	Assets on Balance Sheet (B)	Liabilities on Balance Sheet	Maximum Exposure to Loss(C)	Year to Date Loss on Sale	Year to Date Cash Flows (D)
March 31, 2013	$5,262,949	$3,295	$—	$3,295	$—	$909
December 31, 2012	5,432,562	3,906	—	3,906	—	1,434

(A)	Size/principal outstanding reflects the estimated principal of the underlying assets held by the VIE.

(B)	Assets on balance sheet are securities issued by the entity and are recorded in the mortgage securities line item of the condensed consolidated balance sheets.

(C)	The maximum exposure to loss includes the assets held by the Company and assumes a total loss on the referenced assets held by the VIE.

(D)	Year to date cash flows are for the three months ended March 31, 2013 and 2012, respectively.

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

The Company charges off uncollectible notes receivable when repayment of contractually-obligated amounts is not deemed to be probable. There were no amounts charged off during the three months ended March 31, 2013 and 2012.

Due to the low number of notes receivable, the Company evaluates each note individually for collectability rather than analyzing by class or credit quality indicator. During the three months ended March 31, 2013, the Company recorded a recovery of credit losses of approximately $1.1 million, as a result of this review. This recovery related to a note receivable due from ITS Financial, LLC (“ITS”), for which the Company had recorded a full provision for credit losses of $1.1 million during the three months ended March 31, 2012. This note was paid in full during the first quarter of 2013.

The Company maintained no allowance for credit losses on notes receivable as of March 31, 2013, and an allowance of $1.1 million as of March 31, 2012, the entire amount of which related to the note receivable due from ITS. Activity in the allowance for credit losses on notes receivable is as follows for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$1,054	$—
(Recovery of) provision for credit losses	(1,054)	1,054
Balance, end of period	$—	$1,054

The full outstanding notes receivable balance of $0.8 million as of March 31, 2013 and remaining outstanding notes receivable balance excluding the note receivable due from ITS of $0.6 million as of December 31, 2012, was current.

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

Maintenance and repairs are charged to expense. Major renewals and improvements are capitalized. Gains and losses on dispositions are credited or charged to earnings as incurred. Depreciation and amortization expense relating to property and equipment was $1.2 million and $0.6 million, for the three months ended March 31, 2013 and 2012, respectively.

The following table shows the Company's property and equipment, net as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013	December 31, 2012
Furniture, fixtures and office equipment	$912	$993
Hardware and computer equipment	5,078	4,358
Software	8,196	8,765
Leasehold improvements	1,262	1,216
Total Cost	15,448	15,332
Less: Accumulated depreciation and amortization	(8,997)	(9,140)
Property and equipment, net	$6,451	$6,192

The hardware and computer equipment amount above includes gross assets under capital leases of $1.1 million and $0.7 million as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013 and December 31, 2012, respectively, accumulated depreciation and amortization of these assets totaled approximately $0.2 million and $0.1 million.

Note 8. Goodwill

As of both March 31, 2013 and December 31, 2012, goodwill totaled $3.2 million, the entire amount of which represents the goodwill assigned to the Appraisal Management reporting unit. There was no goodwill activity for the three months ended March 31, 2013 and 2012. Goodwill is tested for impairment annually as of November 30, or when events or circumstances suggest that an impairment may exist. For periods in which the recorded value is greater than the estimated fair value, the resulting write-down is charged to results of operations. For tax purposes, goodwill is included in the Company's basis in its investment in StreetLinks as StreetLinks is a limited liability company. Therefore, it will be non-deductible for tax purposes as long as the Company holds its investment.

Note 9. Borrowings

Senior Notes – The Company has outstanding unsecured senior notes pursuant to three indentures (collectively, the “Senior Notes”) with an aggregate principal balance of $85.9 million. The Senior Notes were created through an exchange of the Company's previously outstanding junior subordinated notes that occurred prior to 2012. This exchange was considered a modification of a debt instrument for accounting purposes, therefore the Company uses the effective interest method to accrete from the existing balances of $82.2 million and $81.7 million as of March 31, 2013 and December 31, 2012, respectively to the aggregate principal balance of $85.9 million.

The Senior Notes accrue interest at a rate of 1.0% until the earlier of (a) the completion of an equity offering by the Company or its subsidiaries that results in proceeds of $40 million or more or (b) January 1, 2016. Thereafter, the Senior Notes will accrue interest at a rate of three-month LIBOR plus 3.5% (the “Full Rate”). Interest on the Senior Notes is paid on a quarterly basis and no principal payments are due until maturity on March 30, 2033.

The indentures governing the Senior Notes (the “Indentures”) contain certain restrictive covenants (the “Negative Covenants”) subject to certain exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit the Company and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring shares of the Company or its subsidiaries, making payment on debt securities of the Company that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in its subsidiaries or all or substantially all of the assets of its subsidiaries. The Negative Covenants remain in effect until both of the following conditions are met: 1) the Senior Notes begin accruing interest at the Full Rate, and 2) the Company satisfies certain financial covenants (the “Financial Covenants”). Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95%. As the Senior Notes were not accruing interest at the Full Rate, the Negative Covenants, as defined above, were still in effect as of March 31, 2013 and December 31, 2012. As such, the Company was under no obligation to comply with the Financial Covenants during these periods.

The Company was in compliance with all Negative Covenants as of March 31, 2013 and December 31, 2012.

Note Payable to Related Party – As discussed in Note 4 to the condensed consolidated financial statements, Steve Haslam sold all of his membership units of StreetLinks to the Company, approximately 5%, on March 8, 2012. The total purchase price was $6.1 million, of which $1.5 million was paid during 2012. Approximately $0.3 million was paid during the three months ended

March 31, 2013, with the remainder of this obligation is payable as follows: $0.3 million on the last day of each quarter until March 8, 2016, on which date the unpaid principal balance of $1.6 million is to be paid, plus interest on the unpaid balance at the rate of 4.0% per annum, compounded quarterly. The Company's obligation is secured by the StreetLinks' interest purchased.

Capital Leases – The Company leases hardware and computer equipment under capital leases. These capital leases are payable in 36 monthly installments and mature between August 2014 and March 2016. As of March 31, 2013 and December 31, 2012, current maturities of obligations under capital leases were approximately $0.4 million and $0.3 million, respectively. Noncurrent maturities of obligations under capital leases were approximately $0.6 million and $0.4 million, as of March 31, 2013 and December 31, 2012, respectively. Due to the immaterial nature of these obligations with regard to the Company's financial statements as a whole, current maturities and noncurrent maturities of capital leases are included in the other current liabilities and other liabilities line items, respectively, in the Company's condensed consolidated balance sheets.

Note 10. Commitments and Contingencies

In conjunction with the acquisition of Corvisa, LLC in 2011, the Company is obligated to make payments in the future to the former minority owners of Corvisa of up to $1.2 million if revenue targets are achieved. Based on management's estimates of the earnings targets being achieved, the Company has recorded a liability of $1.0 million as of March 31, 2013, of which $0.1 million is recorded in the accrued expenses line item of the condensed consolidated balance sheet, while the remaining $0.9 million is recorded in other noncurrent liabilities. As of December 31, 2012, the Company had recorded a liability of $0.9 million related to this contingency, with approximately $0.5 million recorded in the accrued expense line of the condensed consolidated balance sheet and $0.4 million recorded in the other noncurrent liabilities. The shift in the balance from current to noncurrent during the three months ended March 31, 2013 is due primarily to changes in the estimated timing of the achievement of the aforementioned revenue targets.

The Company has received indemnification and loan repurchase demands with respect to alleged violations of representations and warranties (“defects”) made in loan sale and securitization agreements. These demands have been received substantially beginning in 2006 and have continued into 2013. Prior to the Company ceasing the origination of loans in its mortgage lending business, it sold loans to securitization trusts and other third parties and agreed to repurchase a loan due to missing documentation or breaches of representations or warranties made in sale documents that materially adversely affected the value of the loan. Beginning in 1997 and ending in 2007, affiliates of the Company sold loans to securitization trusts and third parties with the potential of such repurchase obligations. The aggregate original principal balance of these loans was $43.1 billion at the time of sale or securitization. The remaining principal balance of these loans is not available as these loans are serviced by third parties and may have been refinanced, sold or liquidated. Between 2011 and 2013, the Company received claims to repurchase loans with original principal balances of approximately $24.7 million. These claims have not been acknowledged as valid by the Company. In some cases, claims were made against affiliates of the Company that have ceased operations and have no or limited assets. The Company has not repurchased any loans between 2011 and 2013.

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

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case included NovaStar Mortgage Funding Corporation (“NMFC”) and its individual directors, several securitization trusts sponsored by the

Company ("affiliated defendants") and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. The plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by the plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff's claims, which the court granted on March 31, 2011, with leave to amend. The plaintiff filed a second amended complaint on May 16, 2011, and the Company again filed a motion to dismiss. On March 29, 2012, the court dismissed the plaintiff's second amended complaint with prejudice and without leave to replead. The plaintiff filed an appeal. On March 1, 2013, the appellate court reversed the judgment of the lower court, which had dismissed the case. Also, the appellate court vacated the judgment of the lower court which had held that the plaintiff lacked standing, even as a class representative, to sue on behalf of investors in securities in which plaintiff had not invested, and the appellate court remanded the case back to the lower court for further proceedings. Given the early stage of the litigation, the Company cannot provide an estimate of the range of any loss. The Company believes that the affiliated defendants have meritorious defenses to the case and expects them to defend the case vigorously.

On June 20, 2011, the National Credit Union Administration Board, as liquidating agent of U.S. Central Federal Credit Union, filed an action against NMFC and numerous other defendants in the United States District Court for the District of Kansas, claiming that the defendants issued or underwrote residential mortgage-backed securities pursuant to allegedly false or misleading registration statements, prospectuses, and/or prospectus supplements. On October 12, 2011, the complaint was served on NMFC. On December 20, 2011, NMFC filed a motion to dismiss the plaintiff's complaint and to strike certain paragraphs of the complaint. On July 25, 2012, the court granted the motion in part and denied the motion in part. The plaintiff was granted leave to amend the complaint. On August 24, 2012, the plaintiff filed an amended complaint making essentially the same claims against NMFC. On October 29, 2012, NMFC filed a motion to dismiss the amended complaint, which motion remains pending. The defendants had claimed that the case should be dismissed based upon a statute of limitations and sought an appeal of the court's denial of this defense. An interlocutory appeal of this issue was allowed, and the defendants filed their opening brief with the Tenth Circuit Court of Appeals on January 11, 2013. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that NMFC has meritorious defenses to the case and expects it to defend the case vigorously.

On May 30, 2012, Woori Bank filed an action against NovaStar ABS CDO I, Inc. and NovaStar ABS CDO I, Ltd. (collectively, “NCDO”) and certain other unrelated entities in the United States District Court for the Southern District of New York, claiming common law fraud, negligent misrepresentation and unjust enrichment based on allegations that defendants knew that NCDO securities purchased by the plaintiff involved more risk than their ratings suggested. The plaintiff dismissed, without prejudice, NovaStar ABS CDO I, Ltd., and on August 20, 2012, the plaintiff filed an amended complaint against NovaStar ABS CDO I, Inc. and other, unrelated entities. The amended complaint alleged the same claims against NovaStar ABS CDO I, Inc. On September 12, 2012, NovaStar ABS CDO I, Inc. filed a motion to dismiss the amended complaint. On December 27, 2012, the court dismissed the claims against all defendants without granting the plaintiff leave to amend its complaint. However, the court gave the plaintiff the opportunity, until March 1, 2013, to write a letter to the court explaining how it would amend to correct the noted deficiencies in its complaint if granted leave. In response, the plaintiff, on January 23, 2013, filed a motion for leave to file an amended complaint and to alter, amend or vacate the judgment of dismissal. On March 8, 2013 the court denied plaintiff's motion and made its dismissal final. On April 8, 2013 the plaintiff filed a notice of appeal. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss.

Note 11. Fair Value Accounting

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

The following tables present for each of the fair value hierarchy levels, the Company's assets and liabilities which are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage securities – available-for-sale	$3,295	$—	$—	$3,295

Liabilities:
Contingent consideration (A)	$1,020	$—	$—	$1,020

(A)	The contingent consideration represents the estimated fair value of the additional potential amounts payable in connection with our acquisition of Corvisa.

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage securities – available-for-sale	$3,906	$—	$—	$3,906

Liabilities:
Contingent consideration (A)	$1,099	$—	$—	$1,099

(A)
The contingent consideration represents the estimated fair value of the additional potential amounts payable in connection with our acquisitions of Mango and Corvisa, $0.2 million and $0.9 million, respectively.

Valuation Methods and Processes

The Company estimates the fair value of all items subject to fair value accounting using present value techniques and generally does not have the option to choose other valuation techniques for these items. There have been no significant changes to the Company's financial statements as a result from changes to the Company's valuation techniques as of March 31, 2013 compared to December 31, 2012.

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

Description	Valuation Techniques	Significant Unobservable Inputs	Range
Assets:
Mortgage securities – available-for-sale	Present value analysis	Prepayment rates	7.3% – 11.5%
		Weighted average life (years)	2.0 – 2.0
Liabilities:
Contingent consideration	Present value analysis	Revenue growth	6.6% – 7.8%

The Company's mortgage securities – available-for-sale, as discussed in Note 5 to the condensed consolidated financial statements, are measured at fair value. These securities are valued at each reporting date using significant unobservable inputs (level 3) by discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The Company has no other assets measured at fair value.

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

The significant unobservable input used in the fair value measurement of the contingent consideration liability is the growth of the forecasted revenue to be generated from the original Corvisa technology platform and the discount rate used in the present value calculation. The Company generally assumes that the forecasted revenue required in order for the earnings targets to be achieved will be realized. Assuming that the required revenue will not be realized would decrease the estimated fair value of the contingent consideration liability. Changes in the assumed discount rate do not have a material impact on the estimated fair value of the contingent consideration liability.
The following tables provide a reconciliation of the beginning and ending balances for the Company's mortgage securities – available-for-sale which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$3,906	$3,878
Increases (decreases) to mortgage securities – available-for-sale:
Accretion of income (A)	280	249
Proceeds from paydowns of securities (A)	(272)	(284)
Mark-to-market value adjustment	(619)	242
Net increase (decrease) to mortgage securities – available-for-sale	(611)	207
Balance, end of period	$3,295	$4,085

(A)	Cash received on mortgage securities with no cost basis was $0.6 million and $1.2 million for the three months ended March 31, 2013 and 2012, respectively.

The following table provides a reconciliation of the beginning and ending balances for the Company's contingent consideration liability which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$1,099	$1,154
Fair value adjustment	(79)	—
Balance, end of period	$1,020	$1,154

The following table provides a summary of the impact to earnings for the three months ended March 31, 2013 and 2012 from the Company's assets and liabilities which are measured at fair value on a recurring and nonrecurring basis (dollars in thousands):

		Fair Value Adjustments
		For the Three Months Ended March 31,
Asset or Liability Measured at Fair Value	Fair Value Measurement Frequency	2013	2012	Statement of Operations Line Item Impacted
Contingent consideration (A)	Recurring	(79)	—	Other income (expense)
Total fair value gains (B)		$(79)	$—

(A)
The contingent consideration represents the estimated fair value of the additional potential earn-out opportunity payable in connection with the acquisition of Corvisa that is contingent and based upon certain future earnings targets.

(B)	The Company did not have any impairments relating to mortgage securities – available-for-sale or the three months ended March 31, 2013 and 2012.

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

The estimated fair values of the Company's financial instruments are as follows as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	As of March 31, 2013		As of December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Restricted cash	$2,150	$2,094	$2,215	$2,150
Mortgage securities – available-for-sale	3,295	3,295	3,906	3,906
Financial liabilities:
Senior notes	$82,248	$10,934	$81,728	$11,527
Note payable to related party	4,363	2,964	4,613	3,064

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

Note payable to related party – The fair value of the note payable to related party is estimated by discounting future projected principal and interest payment cash flows using a discount rate commensurate with the risks involved. As of March 31, 2013, the future projected interest payments were calculated assuming the stated rate of 4.0% per annum until maturity in March 2016.

Note 12. Income Taxes

For the three months ended March 31, 2013 the Company recorded income tax expense from continuing operations of $1.1 million, for an effective tax rate of 46.0%. For the three months ended March 31, 2012 the Company recorded an income tax benefit of $63.1 million, the entire amount of which was a discrete event attributed to the partial release of the valuation allowance against the Company's deferred tax assets.

During the first quarter of 2012, the Company determined that it is more likely than not that it will realize a portion of its deferred tax assets, therefore, a portion of the Company's valuation allowance was released. As of March 31, 2013 and December 31, 2012, the Company's net deferred tax asset was $62.5 million and $63.1 million, respectively. The Company's determination of the realizable deferred tax assets requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods. As of March 31, 2013 and December 31, 2012, the Company maintained a valuation allowance of $219.9 million and $219.7 million for its deferred tax assets, respectively.

As of both March 31, 2013 and December 31, 2012, the total gross amount of unrecognized tax benefits was $1.1 million, which also represents the total amount of unrecognized tax benefits that would impact the effective tax rate. The Company anticipates a reduction of the unrecognized tax benefits in the amount of $0.4 million due to the lapse of statute of limitations in the next twelve months.

Note 13. Segment Reporting

As discussed in Note 3, effective February 27, 2013, the Company committed to a plan to abandon the operations of Mango, which comprised the Company's entire Logistics segment. As a result, the Company has recast the prior period comparatives below by removing the operating results of Mango and any related eliminations, which were included in the operating results of the Corporate and Eliminations segments, respectively, for the three months ended March 31, 2012.

The Company reviews, manages and operates its business in three segments: Corporate, Appraisal Management, and Financial Intermediary. Corporate operating results include mortgage securities retained from securitizations, corporate general and administrative expenses, and the operating results of Cloud, as these results are not material for any of the periods presented. Appraisal Management operations include the service fee income and related expenses from the Company's majority-owned subsidiary, StreetLinks. The Financial Intermediary segment consists of the financial settlement service fee income and related expenses from a majority-owned subsidiary of the Company, Advent. Management evaluates segment performance based on income before income taxes, which is prior to the allocation of losses attributable to the noncontrolling interests.

The following is a summary of the operating results of the Company's segments for the three months ended March 31, 2013 and 2012 and a summary of their financial positions as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	Corporate	Appraisal Management	Financial Intermediary	Eliminations	Discontinued Operations (C)	Total
For the Three Months Ended March 31, 2013
Service fee income	$2,202	$41,145	$6,620	$(2,105)	$—	$47,862
Interest income	1,179	—	—	(262)	—	917
Interest expense	784	10	256	(262)	—	788
Depreciation and amortization expense (A)	183	534	59	—	394	1,170
Income (loss) from continuing operations before income tax benefit	(1,101)	2,528	1,285	(29)	—	2,484
Additions to long-lived assets	853	40	78	—	38	1,009

As of March 31, 2013
Total assets (B)	$93,976	$23,031	$4,742	$(10,749)	$157	$111,157

(A)	Amounts are included in the cost of services and selling, general and administrative expense line items of the condensed consolidated statements of operations.

(B)	Appraisal Management segment includes goodwill of $3.2 million resulting from the acquisition of StreetLinks.

(C)	See Note 3 for additional information regarding the financial position and operating results of discontinued operations.

	Corporate	Appraisal Management	Financial Intermediary	Eliminations	Discontinued Operations (C)	Total
For the Three Months Ended March 31, 2012
Service fee income	$2,344	$41,737	$7,993	$(2,344)	$—	$49,730
Interest income	1,640	—	—	(241)	—	1,399
Interest expense	735	10	231	(241)	—	735
Depreciation and amortization expense (A)	57	456	22	—	93	628
Income (loss) from continuing operations before income tax benefit	(476)	1,572	1,572	(217)	—	2,451
Additions to long-lived assets	288	301	24	—	23	636

As of December 31, 2012
Total assets (B)	$93,097	$22,772	$2,349	$(12,331)	$857	$106,744

(A)	Amounts are included in the cost of services and selling, general and administrative expense line items of the condensed consolidated statements of operations.

(B)	Appraisal Management segment includes goodwill of $3.2 million resulting from the acquisition of StreetLinks.

(C)	See Note 3 for additional information regarding the financial position and operating results of discontinued operations.

The intersegment service fee income for the three months ended March 31, 2012 consists of a guaranty fee of approximately $1.0 million paid by the Financial Intermediary segment to the Corporate segment for Corporate's guarantee of the Financial Intermediary segment's performance under its contract with its banking partner. It also includes fees charged by the Corporate segment to the Appraisal Management, Financial Intermediary, and Logistics segments for operational support provided by the Corporate segment's employees. The intersegment interest income and interest expense consists of interest charged by the Corporate segment to the Appraisal Management, Financial Intermediary, and Logistics segments for borrowings.

Note 14. Earnings per Share

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options and nonvested shares. The Company used the treasury method to calculate earnings per share for all periods presented. The computations of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 (dollars in thousands, except share and per share amounts) are as follows:

	For the Three Months Ended March 31,
	2013	2012
Numerator:
Net income from continuing operations	$1,345	$65,589
Loss from discontinued operations	(690)	(764)
Net income	655	64,825
Less (loss) income attributable to noncontrolling interests	(101)	35
Income available to common shareholders	$756	$64,790

Denominator:
Weighted average common shares outstanding – basic	90,716,933	90,372,237

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	90,716,933	90,372,237
Stock options	157,195	379,401
Nonvested shares	245,821	488,108
Weighted average common shares outstanding – dilutive	91,119,949	91,239,746

Basic earnings per share:
Net income from continuing operations	$0.02	$0.73
Loss from discontinued operations	(0.01)	(0.01)
Net income	0.01	0.72
Less (loss) income attributable to noncontrolling interests	—	—
Net income available to common shareholders	$0.01	$0.72

Diluted earnings per share:
Net income from continuing operations	$0.02	$0.72
Loss from discontinued operations	(0.01)	(0.01)
Net income	0.01	0.71
Less (loss) income attributable to noncontrolling interests	—	—
Net income available to common shareholders	$0.01	$0.71

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

	For the Three Months Ended March 31,
	2013	2012
Number of stock options	7,987	6,518
Weighted average exercise price of stock options	$0.70	$1.54

During the three months ended March 31, 2013, the Company granted 0.6 million options to purchase shares of Common Stock at a weighted average exercise price of $0.53. The weighted average impact of 0.1 million shares are included in the table above for the three months ended March 31, 2013.

The Company granted approximately 6.9 million options during the three months ended March 31, 2012. Of this 6.9 million, approximately 5.3 million related to a non-discretionary anti-dilution provision adjustment to preserve the benefits and potential benefits of grants issued prior to the recapitalization of the Company's preferred stock during 2011. These options maintained the original exercise prices and vesting terms of the respective initial grants. The weighted average impact of 5.3 million shares are included in the table above for the three months ended March 31, 2012.

The Company had approximately 0.8 million and 0.9 million nonvested shares outstanding as of March 31, 2013 and March 31, 2012, respectively which have original cliff vesting schedules ranging between five and ten years. Of these, approximately 0.5 million shares were not included in the calculation of earnings per share for the three months ended March 31, 2013, while 0.6 million nonvested shares were not included in the calculation of earnings per share for the three months ended March 31, 2012, because they were anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Statements in this report regarding Novation Companies, Inc. and its business, that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events, do not relate solely to historical matters and include statements regarding management's beliefs, estimates, projections, and assumptions with respect to, among other things, our future operations, business plans and strategies, as well as industry and market conditions, all of which are subject to change at any time without notice. Words such as "believe," "expect," "anticipate," "promise," "plan," and other expressions or words of similar meanings, as well as future or conditional auxiliary verbs such as "would," "should," "could," or "may" are generally intended to identify forward-looking statements. Actual results and operations for any future period may vary materially from those discussed herein. Some important factors that could cause actual results to differ materially from those anticipated include: our ability to manage our business; variability in the home mortgage or refinancing market that affects the demand for real estate appraisal services; changes in the regulatory environments within which our subsidiaries operate; our ability to develop new relationships and maintain existing relationships with both customers and business partners; decreases in cash flows from our mortgage securities; our ability to remain in compliance with the agreements governing our indebtedness; the outcome of litigation actions pending against us or other legal contingencies; our compliance with applicable local, state and federal laws and regulations; compliance with new accounting pronouncements; the impact of general economic conditions; and the risks that are from time to time included in our filings with the Securities and Exchange Commission (“SEC”), including the Company's most recent Annual Report on Form 10-K and this report on Form 10-Q. Other factors not presently identified may also cause actual results to differ. This report on Form 10-Q speaks only as of its date and we expressly disclaim any duty to update the information herein except as required by applicable law.

Executive Overview
The following Management's Discussion and Analysis of Financial Condition and Operating Results (“MD&A”)
should be read in conjunction with the preceding unaudited condensed consolidated financial statements of Novation Companies, Inc. and its subsidiaries (the “Company,” ”Novation,” “NCI,” “we” or “us”) and the notes thereto as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2012. MD&A includes the following sections:

•	Corporate Overview, Background and Strategy – a brief overview of our business, current strategy, and significant recent events.

•
Critical Accounting Policies – an update, since December 31, 2012, of our discussion of accounting policies that impact our financial statements and involve a high degree of judgment or complexity. This section also includes the impact of new accounting standards.

•	Consolidated Results of Operations – an analysis of our results of operations for the three months ended March 31, 2013 as presented in our unaudited Condensed Consolidated Financial Statements.

•
Segment Results of Operations – an analysis of our results of operations for the three months ended March 31, 2013 as presented in our unaudited Condensed Consolidated Financial Statements for our reporting segments.

•	Liquidity and Capital Resources – an analysis of our cash flows and financial commitments.

Corporate Overview, Background and Strategy
Our Business
We are a Maryland corporation formed on September 13, 1996. We own 91% of StreetLinks LLC (“StreetLinks”), a national residential appraisal and real estate valuation management company. StreetLinks has three primary product lines:

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

The primary distribution channel for Advent is by way of settlement services to electronic income tax return originators. Advent provides a process for the originators to collect refunds and other payments from the Internal Revenue Service, distribute fees to various service providers and deliver the net refund to individuals. Individuals may elect to have the net refund deposited to an Advent-issued prepaid debit card. Individuals also have the option to have the net refund paid by check or deposited to an existing bank account. Regardless of the settlement method, Advent receives a fee from the originator for providing the settlement service.

If the refund is deposited to the prepaid debit card offered by Advent, Advent earns fee income related to the usage of the prepaid card. Advent is working to increase its number of independent tax preparation customers and encourage individuals to reload their prepaid debit card after tax time, as the reload and subsequent usage of the prepaid card generates additional fee income for Advent.

We own 61% of Mango Moving, LLC ("Mango"), which was formerly a third-party logistics provider within the household goods industry. As a result of continued capital demands and difficulties generating positive cash flows or earnings, effective February 27, 2013, the Company and non-controlling owners agreed to dissolve Mango and abandon its operations.

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

Prior to 2008, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. As a result of those activities, we acquired and continue to own mortgage securities that continue to be a source of our earnings and cash flow.

The Company's condensed consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements.

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

Table 1 – Summary of Financial Highlights and Key Performance Metrics (dollars in thousands; except per share amounts)

	For the Three Months Ended March 31,
	2013	2012
Net income available to common shareholders per diluted share	$0.01	$0.71

	As of
	March 31, 2013	December 31, 2012
Unrestricted cash and cash equivalents	$22,133	$16,362

Critical Accounting Policies
In our Annual Report on Form 10-K for the year ended December 31, 2012, we disclose critical accounting policies that require management to use significant judgment or that require significant estimates. Management regularly reviews the selection and application of our critical accounting policies. There have been no updates to the critical accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Impact of Recently Issued Accounting Pronouncements
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

In January 2013, the FASB issued ASU 2013-1, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. This guidance is effective for fiscal years beginning on or after January 1, 2013, and did not have a significant impact on the Company's financial statements.

In February 2013, the FASB issued ASU 2013-2, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (AOCI). This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, and did not have a significant impact on the Company's financial statements.

Consolidated Results of Operations
Service Fee Income and Cost of Services
See discussion within the Segment Results of Operations section below.

Interest Income – Mortgage Securities
The interest on the mortgage securities we own has decreased to $0.9 million from $1.4 million when comparing the three months ended March 31, 2013 to the same periods in 2012 as the cash flow on the securities have decreased primarily due to the decline in the balance of the underlying mortgage loans. Management expects that the interest income and cash flow from these securities will continue to decline as the principal on the underlying loan collateral is paid or written down or off.

Selling, General and Administrative
On a consolidated basis, selling, general and administrative expenses were approximately $8.9 million for the three months ended March 31, 2013, compared to $6.9 million for the same period in 2012. This change was largely driven by an increase compensation-related expenses within the Company's Corporate segment due to growth in the workforce of the Company's IT, marketing, and human resources support functions.

Other Income (Expense)
Other (expense) income during the three months ended March 31, 2013 was income of approximately $1.2 million versus expense of approximately $0.8 million during the three months ended March 31, 2012. The activity in this line item for both periods presented relates primarily to the note receivable due from ITS Financial, LLC (“ITS”). During the three months ended March 31, 2012 the Company recorded a provision for credit losses related to this note, which was subsequently recovered during the three months ended March 31, 2013 upon receipt of payment. See Note 6 to the condensed consolidated financial statements for additional information regarding the facts and circumstances surrounding the note receivable due from ITS.

Interest Expense
Interest expense has increased to $0.8 million for the three months ended March 31, 2013 from $0.7 million for the three months ended March 31, 2012. The increase is due primarily to inclusion of interest expense on the capital leases and the note payable to related party three months ended March 31, 2013. Due to the timing of these transactions (toward the end of or subsequent to the first quarter of 2012), interest expense on these transactions was not significant for three months ended March 31, 2012. See Note 9 to the condensed consolidated financial statements for further details.

Income Tax Provision
During the three months ended March 31, 2013, the Company recorded income tax expense of approximately $1.1 million compared to a benefit of $63.1 million during the three months ended March 31, 2012. The prior year benefit related entirely to the release of a portion of the valuation allowance against its deferred tax assets. See Note 12 to the condensed consolidated financial statements for further details regarding the Company's income tax provision and deferred tax assets.

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

Following is an analysis of the results of operations from the Appraisal Management segment.

Table 2 – Appraisal Management Segment Operations (dollars in thousands, except unit amounts)

	For the Three Months Ended March 31,
	2013		2012
	Total	%	Total	%
Service fee income:
Full service appraisal management	$40,402	98.2%	$41,431	99.3%
Other valuation services and transactions	380	0.9	306	0.7
Automated examination and valuation services	363	0.9	—	—
Total service fee income	41,145	100.0	41,737	100.0

Cost of services	35,404	86.0	37,426	89.7
Selling, general and administrative expense and other	3,134	7.6	2,739	6.6

Other income (expense), net	(79)	(0.2)	—	—

Net income before income taxes	$2,528	6.1%	$1,572	3.8%

Completed orders:
Full service appraisal management	99,994		107,618
Other valuation services and transactions	22,974		16,925
Automated examination and valuation services	25,542		—

Service Fee Income
Service fee income in the Appraisal Management segment decreased slightly to $41.1 million during the three months ended March 31, 2013 from $41.7 million during the three months ended March 31, 2012. The decrease in service fee income was directly attributable to the decline in completed orders for full service appraisal management orders, which was driven primarily by an increase in mortgage interest rates versus the three months ended March 31, 2012. This decline in volume was offset to some extent by significant increases in per unit revenues for full service appraisal management orders. The decline in service fee income associated with our full service appraisal management product was further offset by the additional revenue generated by the Company's new automated examination and valuation product during the three months ended March 31, 2013. As this product was introduced during the fourth quarter of 2012, there were no comparable revenues for the three months ended March 31, 2012.

Cost of Services
Cost of services were $35.4 million for the three months ended March 31, 2013, compared to $37.4 million for the same period in 2012. This decrease was due primarily to a decline in completed order volume for our full service appraisal management offering coupled with reductions in compensation-related costs.

Selling, General and Administrative
Selling, general and administrative expenses increased to $3.1 million from $2.7 million for the three months ended March 31, 2013 and 2012, respectively. This increase is primarily attributable to increases in IT support costs.

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

Although we are not a bank, we provide access to tailored banking accounts and related services via our prepaid debit card designed to meet the needs of low and moderate-income level individuals. We earn additional service fee income based on the customers' account activity. Cost of Services includes the direct cost related to providing services, which includes fees to third-

party vendors performing services on our behalf. Additionally, internal costs directly associated with completing our services are included in Cost of Services. The internal costs include compensation and benefits of employees, office administration, depreciation of equipment used in the production process, and other expenses necessary to complete services performed.

Following is an analysis of the results of operations from the Financial Intermediary segment.

Table 3 – Financial Intermediary Segment Operations (dollars in thousands, except unit amounts)

	For the Three Months Ended March 31,
	2013		2012
	Total	%	Total	%
Service fee income:
Settlement	$5,609	84.7%	$7,281	91.1%
Bank account distribution	1,011	15.3	712	8.9
Total service fee income	6,620	100.0	7,993	100.0

Cost of services	3,685	55.7	3,877	48.5
Selling, general and administrative expense	1,373	20.7	1,301	16.3
Guaranty fees - NCI	—	—	1,012	12.7

Other income (expense), net	(21)		—
Interest expense - NCI	(256)	(3.8)	(231)	(2.9)

Net income (loss) before income taxes	$1,285	19.4%	$1,572	19.7%

Settlements of federal income tax refunds (A)	382,767		517,596
Bank accounts enrolled (B)	63,509		38,868

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

Service Fee Income
The decrease in service fee income in the Financial Intermediary segment is due to a significant decrease in the number of settlements offset slightly by the increase in the number of prepaid card enrollments. The decrease in the volume of settlements is due in large part to the loss of a significant ERO partner from the 2012 tax season. In addition, feedback from our returning ERO partners would also indicate a slight decline in their year over year return volume as well as settlement product take rate when compared to the three months ended March 31, 2012. Lastly, the delay in the start of the electronic filing season, as well as unpredictable and relatively slow funding cycles from the IRS have spread out traditional filing and funding periods.

The increase in prepaid card enrollments was driven primarily by our continued sales and marketing efforts, including increased focus on product design enhancements and ERO marketing, training and awareness, and incentives.

Cost of Services
The decrease in cost of services from $3.9 million for the three months ended March 31, 2012 to $3.7 million for the three months ended March 31, 2013 is due primarily to decreased transaction volume offset by increases in compensation and benefits, IT support costs, and prepaid card volume.

Selling, General and Administrative
Selling, general and administrative expenses were materially consistent for the three months ended March 31, 2013 when compared to the same periods in 2012. These expenses include primarily costs to administer settlement programs, including compensation and related expenses for non-production staff and fees for professional services.

Guarantee Fees and Interest Expense
During the first quarter of 2012, NCI charged a guaranty fee of approximately $1.0 million to the Financial Intermediary segment for NCI's guarantee of Advent's performance under its contract with its settlement services banking partner. No such amount was charged for the three months ended March 31, 2013. Interest was also charged on amounts borrowed from NCI.

Liquidity and Capital Resources
As of March 31, 2013, we had approximately $22.1 million in unrestricted cash and cash equivalents and $2.2 million of restricted cash, $1.1 million of which is included in the other current assets line item of the condensed consolidated balance sheets and $1.1 million in the other noncurrent assets line item.

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

The indentures governing the Senior Notes (the “Indentures”) contain restrictive covenants (the “Negative Covenants”) subject to exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit NCI and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring our shares or equity in our subsidiaries, making payment on our debt securities that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in our subsidiaries or all or substantially all of the assets of our subsidiaries. The Senior Notes accrue interest at a rate of 1.0% until the earlier of (a) the completion of an equity offering by NCI or our subsidiaries that results in proceeds of $40 million or more or (b) January 1, 2016. Thereafter, the Senior Notes will accrue interest at a rate of three-month LIBOR plus 3.5% (the “Full Rate”). Interest on the Senior Notes is paid on a quarterly basis and no principal payments are due until maturity on March 30, 2033. The Negative Covenants remain in effect until both of the following conditions are met: 1) the Senior Notes begin accruing interest at the Full Rate, and 2) the Company satisfies certain financial covenants (the “Financial Covenants”). Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95%. As the Senior Notes were not accruing interest at the Full Rate, the Negative Covenants, as defined above, were still in effect as of March 31, 2013 and December 31, 2012. As such, the Company was under no obligation to comply with the Financial Covenants during these periods.

There have been no significant changes to the Company's contractual obligations as presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Overview of Cash Flow for the Three Months Ended March 31, 2013
The following table provides a summary of our operating, investing and financing cash flows as taken from our condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012.

Table 5 – Summary of Operating, Investing and Financing Cash Flows (dollars in thousands)

	For the Three Months Ended March 31,
	2013	2012
Consolidated Statements of Cash Flows:
Cash provided by operating activities	$6,171	$3,696
Cash flows provided by investing activities	69	1,139
Cash flows used in financing activities	(469)	(436)

Operating Activities
Cash provided by operating activities increased during the three months ended March 31, 2013 over the same period in 2012 despite lower cash earnings during the three months ended March 31, 2013. This was due primarily to decreases in the accounts receivable and restricted cash balances during the three months ended March 31, 2013 versus significant increases in these balances during the three months ended March 31, 2012. The significant increase in accounts receivable was a function of strong Appraisal Management operations during the first quarter of 2012 coupled with a lower than normal accounts receivable balance as of December 31, 2011 due to a soft fourth quarter of 2011. The change in the restricted cash is attributable entirely to the Financial Intermediary segment, which posted large amounts of cash collateral during the first quarter of 2012 pursuant to contractual requirements with the bank that provides this segment's financial settlement services.

These changes in accounts receivable and restricted cash were offset by increases in accounts payable and accrued expenses over the same periods, which was driven largely by accrued expenses and other payables associated with Financial Intermediary operations, as these costs are typically accrued and paid subsequent to the tax season.

Investing Activities
The decrease in the net cash flows provided by investing activities is due primarily to the reduction in cash flows associated with the ITS note receivable coupled with purchases of property and equipment. During the three months ended March 31, 2013, the Company received the remaining $1.1 million due under the note receivable from ITS, as compared to the initial settlement payment of $1.5 million received during the three months ended March 31, 2012. See Note 6 for additional details regarding the facts and circumstances surrounding the note receivable due from ITS. In addition, purchases of property and equipment increased approximately $0.4 million as a result of additional investments in the Company's IT infrastructure.

Financing Activities
During the three months ended March 31, 2013, the Company distributed approximately $0.2 million of excess capital, as determined in accordance with the StreetLinks operating agreement, to the noncontrolling members of StreetLinks. In addition, the Company paid approximately $0.3 million under the note payable to related party. During the three months ended March 31, 2012, the Company paid approximately $0.5 million pursuant to the note payable to related party.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case included NovaStar Mortgage Funding Corporation (“NMFC”) and its individual directors, several securitization trusts sponsored by the Company ("affiliated defendants") and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. The plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by the plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff's claims, which the court granted on March 31, 2011, with leave to amend. The plaintiff filed a second amended complaint on May 16, 2011, and the Company again filed a motion to dismiss. On March 29, 2012, the court dismissed the plaintiff's second amended complaint with prejudice and without leave to replead. The plaintiff filed an appeal. On March 1, 2013, the appellate court reversed the judgment of the lower court, which had dismissed the case. Also, the appellate court vacated the judgment of the lower court which had held that the plaintiff lacked standing, even as a class representative, to sue on behalf of investors in securities in which plaintiff had not invested, and the appellate court remanded the case back to the lower court for further proceedings. Given the early stage of the litigation, the Company cannot provide an estimate of the range of any loss. The Company believes that the affiliated defendants have meritorious defenses to the case and expects them to defend the case vigorously.

On June 20, 2011, the National Credit Union Administration Board, as liquidating agent of U.S. Central Federal Credit Union, filed an action against NMFC and numerous other defendants in the United States District Court for the District of Kansas, claiming that the defendants issued or underwrote residential mortgage-backed securities pursuant to allegedly false or misleading registration statements, prospectuses, and/or prospectus supplements. On October 12, 2011, the complaint was served on NMFC. On December 20, 2011, NMFC filed a motion to dismiss the plaintiff's complaint and to strike certain paragraphs of the complaint. On July 25, 2012, the court granted the motion in part and denied the motion in part. The plaintiff was granted leave to amend the complaint. On August 24, 2012, the plaintiff filed an amended complaint making essentially the same claims against NMFC. On October 29, 2012, NMFC filed a motion to dismiss the amended complaint, which motion remains pending. The defendants had claimed that the case should be dismissed based upon a statute of limitations and sought an appeal of the court's denial of this defense. An interlocutory appeal of this issue was allowed, and the defendants filed their opening brief with the Tenth Circuit Court of Appeals on January 11, 2013. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that NMFC has meritorious defenses to the case and expects it to defend the case vigorously.

On May 30, 2012, Woori Bank filed an action against NovaStar ABS CDO I, Inc. and NovaStar ABS CDO I, Ltd. (collectively, “NCDO”) and certain other unrelated entities in the United States District Court for the Southern District of New York, claiming common law fraud, negligent misrepresentation and unjust enrichment based on allegations that defendants knew that NCDO securities purchased by the plaintiff involved more risk than their ratings suggested. The plaintiff dismissed, without prejudice, NovaStar ABS CDO I, Ltd., and on August 20, 2012, the plaintiff filed an amended complaint against NovaStar ABS CDO I, Inc. and other, unrelated entities. The amended complaint alleged the same claims against NovaStar ABS CDO I, Inc. On September 12, 2012, NovaStar ABS CDO I, Inc. filed a motion to dismiss the amended complaint. On December 27, 2012, the court dismissed the claims against all defendants without granting the plaintiff leave to amend its complaint. However, the court gave the plaintiff the opportunity, until March 1, 2013, to write a letter to the court explaining how it would amend to correct the noted deficiencies in its complaint if granted leave. In response, the plaintiff, on January 23, 2013, filed a motion for leave to file an amended complaint and to alter, amend or vacate the judgment of dismissal. On March 8, 2013 the court denied plaintiff's motion and made its dismissal final. On April 8, 2013 the plaintiff filed a notice of appeal. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss.

Item 1A. Risk Factors

Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(dollars in thousands, except per share amounts)

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (A)
January 1, 2013 - January 31, 2013	—	—	—	$1,020
February 1, 2013 - February 28, 2013	—	—	—	$1,020
March 1, 2013 - March 31, 2013	—	—	—	$1,020

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
101
The following financial information from Novation Companies, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

(1) See Note 14 to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVATION COMPANIES, INC.

DATE:	May 8, 2013	/s/ W. Lance Anderson
W. Lance Anderson, Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

DATE:	May 8, 2013	/s/ Rodney E. Schwatken
Rodney E. Schwatken, Chief Financial Officer
(Principal Financial Officer)

DATE:	May 8, 2013	/s/ Brett A. Monger
Brett A. Monger, Vice President and Chief Accounting Officer
(Principal Accounting Officer)