Form 10-Q
period 2013-06-30
NOVATION COMPANIES, INC.
filed 2013-08-06
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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
Yes ☐ No ☒

The number of shares of the Registrant's Common Stock outstanding on August 2, 2013 was 91,479,519.

NOVATION COMPANIES, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2013

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; dollars in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$20,477	$16,362
Service fee receivable, net of allowance of $288 and $204, respectively	8,747	8,336
Restricted cash	1,094	1,158
Mortgage securities	3,402	3,906
Deferred income tax asset, net	586	1,941
Notes receivable, net of allowance of $0 and $1,054, respectively	262	581
Other current assets	2,135	2,565
Total current assets	36,703	34,849
Non-Current Assets
Property and equipment, net of accumulated depreciation	5,653	6,192
Goodwill	3,170	3,170
Deferred income tax asset, net	34,914	61,159
Other	1,785	1,374
Total non-current assets	45,522	71,895
Total assets	$82,225	$106,744

Liabilities and Shareholders' Equity (Deficit)
Liabilities:
Current Liabilities
Accounts payable	$8,087	$9,605
Accrued expenses	10,199	8,255
Deferred revenue	1,501	2,314
Note payable to related party	1,250	1,000
Other	385	248
Total current liabilities	21,422	21,422
Non-Current Liabilities
Senior notes	82,779	81,728
Note payable to related party	3,113	3,613
Other	3,392	2,005
Total non-current liabilities	89,284	87,346
Total liabilities	110,706	108,768

Commitments and contingencies (Note 10)

Shareholders' equity (deficit):
Capital stock, $0.01 par value per share, 120,000,000 shares authorized:
Common stock, 91,479,519 shares issued and outstanding as of both June 30, 2013 and December 31, 2012	915	915
Additional paid-in capital	738,539	740,171
Accumulated deficit	(770,050)	(744,213)
Accumulated other comprehensive income	2,828	3,301
Total Novation Companies, Inc. (“NCI”) shareholders' equity	(27,768)	174
Noncontrolling interests	(713)	(2,198)
Total shareholders' deficit	(28,481)	(2,024)
Total liabilities and shareholders' deficit	$82,225	$106,744

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; dollars in thousands, except share and per share amounts)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012
Income and Revenues:
Service fee income	$92,680	$93,525	$44,818	$43,795
Interest income – mortgage securities	2,405	3,245	1,488	1,846
Total	95,085	96,770	46,306	45,641

Costs and Expenses:
Cost of services	75,105	78,511	37,250	38,236
Selling, general and administrative expense	17,461	14,243	8,593	7,389
Total	92,566	92,754	45,843	45,625

Other income (expense)	1,937	(56)	722	758
Interest expense	(1,590)	(1,535)	(802)	(800)

Income (loss) before income taxes	2,866	2,425	383	(26)
Income tax expense (benefit)	27,666	(63,107)	26,528	31
Net (loss) income from continuing operations	(24,800)	65,532	(26,145)	(57)
Loss from discontinued operations, net of income taxes	(1,114)	(1,170)	(424)	(406)
Net (loss) income	(25,914)	64,362	(26,569)	(463)
Less: Net (loss) income attributable to noncontrolling interests	(77)	(394)	24	(429)
Net (loss) income attributable to Novation	$(25,837)	$64,756	$(26,593)	$(34)
(Loss) Earnings Per Share attributable to Novation:
Basic	$(0.28)	$0.72	$(0.29)	$—
Diluted	$(0.28)	$0.71	$(0.29)	$—
Weighted average basic shares outstanding	90,716,933	90,469,585	90,716,933	90,566,933
Weighted average diluted shares outstanding	90,716,933	91,488,030	90,716,933	91,736,314

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; dollars in thousands)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income	$(25,914)	$64,362	$(26,569)	$(463)
Other comprehensive (loss) income:
Change in unrealized gain on mortgage securities – available-for-sale (Note 11)	(473)	517	146	275
Total comprehensive (loss) income	(26,387)	64,879	(26,423)	(188)
Comprehensive (loss) income attributable to noncontrolling interests:
Less: Net (loss) income attributable to noncontrolling interests	(77)	(394)	24	(429)
Total comprehensive (loss) income attributable to Novation	$(26,310)	$65,273	$(26,447)	$241

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited; dollars in thousands)

	Total NCI Shareholders’ Equity (Deficit)
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2012	$915	$740,171	$(744,213)	$3,301	$(2,198)	$(2,024)
Compensation recognized under stock compensation plans	—	231	—	—	—	231
Contributions from noncontrolling interests	—	—	—	—	83	83
Distributions to noncontrolling interests	—	—	—	—	(384)	(384)
Acquisition of noncontrolling interests	—	(1,863)	—	—	1,863	—
Net loss	—	—	(25,837)	—	(77)	(25,914)
Other comprehensive loss	—	—	—	(473)	—	(473)
Balance, June 30, 2013	$915	$738,539	$(770,050)	$2,828	$(713)	$(28,481)

	Total NCI Shareholders’ Equity (Deficit)
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2011	$913	$746,276	$(803,400)	$3,267	$188	$(52,756)
Compensation recognized under stock compensation plans	—	151	—	—	—	151
Issuance of nonvested shares, 225,866 shares	2	(2)	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	195	195
Distributions to noncontrolling interests	—	—	—	—	(216)	(216)
Acquisition of noncontrolling interests	—	(6,110)	—	—	(3)	(6,113)
Other changes in noncontrolling interests	—	(105)	—	—	105	—
Net income (loss)	—	—	64,756	—	(394)	64,362
Other comprehensive income	—	—	—	517	—	517
Balance, June 30, 2012	$915	$740,210	$(738,644)	$3,784	$(125)	$6,140

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; dollars in thousands)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(25,914)	$64,362
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accretion of mortgage securities	(373)	(513)
Provision for bad debt, net	(893)	457
Amortization of deferred debt issuance costs and senior debentures discount	1,051	1,025
Fair value adjustments	(624)	—
Loss on disposal of fixed assets	7	2
Compensation recognized under stock compensation plans	231	151
Depreciation expense	1,977	1,269
Deferred taxes	27,600	(63,101)
Changes in:
Service fee receivable	(572)	(925)
Restricted cash	64	(4,553)
Other current assets and liabilities, net	1,267	2,301
Other noncurrent assets and liabilities, net	335	(78)
Deferred revenue	(813)	957
Accounts payable and accrued expenses	1,077	4,398
Net cash provided by operating activities	4,420	5,752

Cash flows from investing activities:
Proceeds from paydowns of mortgage securities	404	502
Restricted cash, net	—	31
Proceeds from paydowns of notes receivable	1,663	1,700
Issuance of notes receivable	(200)	(55)
Purchases of property and equipment	(1,453)	(1,309)
Net cash provided by investing activities	414	869

Cash flows from financing activities:
Contributions from noncontrolling interests	83	195
Distributions to noncontrolling interests	(384)	(216)
Acquisition of noncontrolling interest	—	(500)
Principal payments under capital leases	(168)	—
Paydowns of note payable to related party	(250)	(500)
Net cash used in financing activities	(719)	(1,021)
Net increase in cash and cash equivalents	4,115	5,600
Cash and cash equivalents, beginning of period	16,362	11,503
Cash and cash equivalents, end of period	$20,477	$17,103
Continued

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(unaudited; dollars in thousands)

	For the Six Months Ended June 30,
	2013	2012
Cash paid for interest	$278	$510
Cash paid for income taxes, net of refunds	21	1,974
Cash received on mortgage securities – available-for-sale with no cost basis	2,032	2,732
Non-cash investing and financing activities:
Acquisition of noncontrolling interest for note payable	—	5,613
Acquisition of noncontrolling interest for extinguishment of intercompany debt	1,863	—
Assets acquired under capital lease	442	—

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the period ended June 30, 2013 (Unaudited)

Note 1. Financial Statement Presentation

Description of Operations – Novation Companies, Inc. (“NCI” or the “Company”) acquires and operates technology-enabled service businesses, with a focus on building and growing these businesses to create long term value.

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

The Company now owns 100% of Advent Financial Services LLC (“Advent”) as compared to 78% as of December 31, 2012. For discussion regarding the change in ownership interest, see Note 4 to the condensed consolidation financial statements. Advent, along with its distribution partners, provides financial settlement services, mainly for income tax preparation businesses, and also provides access to tailored banking accounts and related services via its prepaid debit card designed to meet the needs of low and moderate-income level individuals. Advent is not a bank, but it acts as an intermediary for banking products on behalf of other banking institutions.

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

The Company owns 67% of Mango Moving, LLC ("Mango"), which was formerly a third-party logistics provider within the household goods industry. However, as a result of continued capital demands and difficulties generating positive cash flows or earnings, the Company and non-controlling owners agreed to dissolve Mango and abandon its operations during the three months ended March 31, 2013. As discussed further in Note 3, the operations of Mango have been classified as discontinued operations for all periods presented.

On October 2, 2012, the Company acquired 85% of the membership interests in IVR Central, LLC ("IVR"). Subsequent to the acquisition, IVR changed its name to Corvisa Cloud LLC ("Cloud"). Cloud is a technology company in the call center communications industry, whose primary products include interactive voice response, automated call distribution, call dialing and call recording using cloud technology. See Note 4 to the condensed consolidated financial statements for additional information.

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

Cash equivalents consist of liquid investments with an original maturity of three months or less. Amounts due from banks and credit card companies of $0.5 million and $0.3 million for the settlement of credit card transactions are included in cash and cash equivalents as of June 30, 2013 and December 31, 2012, respectively, as they are generally collected within three business days. Cash equivalents are stated at cost, which approximates fair value.

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB's objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date and is effective for fiscal years beginning after December 15, 2013, and interim periods within those years. This guidance is not expected to have a significant impact on the Company's financial statements.

Note 3. Discontinued Operations

Because of continued capital demands and difficulties generating positive cash flows or earnings, effective February 27, 2013, the Company committed to a plan to abandon the operations of Mango, which comprised the Company's entire Logistics segment. The run-off operations of Mango ceased during the first quarter of 2013, and the Company will not have any significant continuing involvement in Mango.

The results of operations for the Company's Logistics segment and any related eliminations have been classified as discontinued operations for all periods presented and are summarized below.

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012
Service fee income	$376	$2,615	4	$2,012

Cost of services	791	2,361	(24)	1,626
Selling, general and administrative expense	699	1,396	(48)	795

Other (expense) income, net	—	(28)	—	3

Net (loss) income from discontinued operations before income taxes	(1,114)	(1,170)	76	(406)
Income tax expense	—	—	500	—
Net loss from discontinued operations, net of income taxes	$(1,114)	$(1,170)	$(424)	$(406)

The Company recorded a loss on abandonment of discontinued operation, net of income taxes of $1.1 million for the six months ended June 30, 2013 and $0.4 million for the three months ended June 30, 2013. The year to date amount includes one-time employee termination benefits of $0.1 million and depreciation expense of $0.4 million, which largely represents the revision of depreciation estimates to reflect the use of the Logistics segment's fixed assets over their shortened useful lives through the date of abandonment. The quarter to date amount is due primarily to the reversal of the income tax benefit recognized during the first quarter of 2013. See Note 12 for additional discussion regarding the second quarter income tax activity.

The major classes of assets and liabilities for the Company's Logistics segment as of June 30, 2013 and December 31, 2012 are detailed below. Unless otherwise noted below, these amounts are included in the respective line items within the condensed consolidated balance sheets for all periods presented.

	June 30, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$13	$49
Service fee receivable, net	—	111
Other current assets	64	66
Total current assets	77	226
Non-Current Assets
Property and equipment, net of accumulated depreciation	—	372
Other	—	109
Total non-current assets	—	481
Total assets	$77	$707

Liabilities
Current Liabilities
Accounts payable	$33	$133
Accrued expenses (A)	67	439
Due to Novation (B)	699	776
Other	—	28
Total current liabilities	799	1,376
Non-Current Liabilities
Other	—	11
Total non-current liabilities	—	11
Total liabilities	$799	$1,387

(A)	Accrued expenses as of June 30, 2013 consist primarily of accruals for customer damage claims.

(B)	Amounts due to Novation are eliminated upon consolidation. As such, these amounts are not included in the condensed, consolidated balance sheets for any periods presented.

Note 4. Business Combinations and Consolidation

Prior to 2012, Advent entered into a revolving note and revolving credit agreement (the "Agreements") with the Company whereby the noncontrolling members of Advent pledged their membership interests as security for Advent's obligations under the Agreements. As a result of Advent's default under the Agreements, during the second quarter of 2013 the Company foreclosed on the membership interests of the noncontrolling members in full satisfaction of Advent's outstanding intercompany debt obligations. At the time of foreclosure, Advent's noncontrolling members held approximately 22% of the outstanding membership interests. Therefore, the foreclosure raised the Company's ownership interest in Advent to 100% as of June 30, 2013 from 78% as of December 31, 2012. In accordance with the relevant accounting guidance, this debt extinguishment was treated as an equity transaction, reducing both additional paid in capital and Advent's noncontrolling interest deficit by approximately $1.9 million on a consolidated basis with no corresponding gain or loss recognized in the condensed consolidated statement of operations.

On October 2, 2012, pursuant to a Membership Interest Purchase Agreement between the Company and IVR, the Company acquired 85% of the membership interests in IVR in exchange for a purchase price of $0.8 million and the issuance of 200,000 stock options, 75,000 of which vested immediately and were included in the consideration transferred for the purposes of the purchase price allocation. Due to certain operational and financial vesting conditions, the remaining 125,000 options were deemed to be attributable to post-combination service and, thus, will be recognized as compensation cost over the applicable service periods. IVR is a technology company in the call center communications industry, whose primary products include interactive voice response, automated call distribution, call dialing and call recording using cloud technology. The impact of this acquisition was not material to the Company's condensed consolidated results of operations and consolidated balance sheet. Subsequent to the acquisition, IVR changed its name to Corvisa Cloud LLC.

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

On March 8, 2012, Steve Haslam, the Chief Executive Officer of StreetLinks, was appointed the Chief Operating Officer of the Company. As part of the transition of Mr. Haslam to his new position with the Company, and pursuant to the exercise of his rights under his employment agreement with StreetLinks, he sold all of his 1,927 membership units of StreetLinks to the Company pursuant to a Membership Interest Purchase Agreement, dated March 8, 2012, by and between Mr. Haslam and the Company (the “Unit Purchase Agreement”). At the time of the transaction, the 1,927 membership units of StreetLinks represented approximately 5% of the outstanding StreetLinks membership units. The total purchase price under the Unit Purchase Agreement was $6.1 million, of which $1.5 million was paid during 2012. Approximately $0.3 million was paid during the six months ended June 30, 2013. The remainder of this obligation is payable as follows: $0.3 million on the last day of each quarter hereafter until March 8, 2016, on which date the unpaid principal balance of $1.6 million is to be paid, plus interest on the unpaid balance at the rate of 4.0% per annum, compounded quarterly. The additional equity interest acquired as a result of this transaction was offset slightly by the issuance of additional StreetLinks membership units to certain StreetLinks employees during the second quarter of 2012. The issuance of these membership units reduced the Company's equity interest in StreetLinks from approximately 93% to approximately 91%.

Note 5. Mortgage Securities

As of June 30, 2013 and December 31, 2012, mortgage securities consisted entirely of the Company's investment in the residual securities issued by securitization trusts sponsored by the Company and classified as available-for-sale. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds. See Note 11 to the condensed consolidated financial statements for details on the Company's fair value methodology.

The following table presents certain information on the Company's portfolio of mortgage securities – available-for-sale as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	Cost Basis	Unrealized Gain	Estimated Fair Value	Average Yield (A)
June 30, 2013	$574	$2,828	$3,402	127.0%
December 31, 2012	605	3,301	3,906	176.0

(A)	The average yield is calculated from the cost basis of the mortgage securities and does not give effect to changes in fair value that are reflected as a component of shareholders' equity (deficit).

There were no other-than-temporary impairments relating to mortgage securities – available-for-sale for the six and three months ended June 30, 2013 and 2012. Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments.

The following table relates to the securitizations where the Company retained an interest in the assets issued by the securitization trust, a variable interest entity or VIE (dollars in thousands):

	Size/Principal Outstanding (A)	Assets on Balance Sheet (B)	Liabilities on Balance Sheet	Maximum Exposure to Loss(C)	Year to Date Loss on Sale	Year to Date Cash Flows (D)
June 30, 2013	$5,080,793	$3,402	$—	$3,402	$—	$2,436
December 31, 2012	5,432,562	3,906	—	3,906	—	3,234

(A)	Size/principal outstanding reflects the estimated principal of the underlying assets held by the VIE.

(B)	Assets on balance sheet are securities issued by the entity and are recorded in the mortgage securities line item of the condensed consolidated balance sheets.

(C)	The maximum exposure to loss includes the assets held by the Company and assumes a total loss on the referenced assets held by the VIE.

(D)	Year to date cash flows are for the six months ended June 30, 2013 and 2012, respectively.

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

The Company charges off uncollectible notes receivable when repayment of contractually-obligated amounts is not deemed to be probable. There were no amounts charged off during the six and three months ended June 30, 2013 and 2012.

Due to the low number of notes receivable, the Company evaluates each note individually for collectability rather than analyzing by class or credit quality indicator. During the first quarter of 2013, the Company recorded a recovery of credit losses of approximately $1.1 million, as a result of this review. This recovery related to a note receivable due from ITS Financial, LLC (“ITS”), for which the Company had recorded a full provision for credit losses of $1.1 million during the first quarter of 2012. This note was paid in full during the first quarter of 2013. There was no recovery of or provision for credit losses during the three months ended June 30, 2013 and 2012.

The Company maintained no allowance for credit losses on notes receivable as of June 30, 2013, and an allowance of $1.1 million as of June 30, 2012, the entire amount of which related to the note receivable due from ITS. Activity in the allowance for credit losses on notes receivable is as follows for the six and three months ended June 30, 2013 and 2012 (dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012
Balance, beginning of period	$1,054	$—	$—	$1,054
(Recovery of) provision for credit losses	(1,054)	1,054	—	—
Balance, end of period	$—	$1,054	$—	$1,054

The full outstanding notes receivable balance of $0.3 million as of June 30, 2013 and remaining outstanding notes receivable balance excluding the note receivable due from ITS of $0.6 million as of December 31, 2012, was current.

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

Maintenance and repairs are charged to expense. Major renewals and improvements are capitalized. Gains and losses on dispositions are credited or charged to earnings as incurred. Depreciation and amortization expense relating to property and equipment was $2.0 million and $0.8 million for the six and three months ended June 30, 2013, respectively, and $1.3 million and $0.6 million for the six and three months ended June 30, 2012, respectively.

The following table shows the Company's property and equipment, net as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013	December 31, 2012
Furniture, fixtures and office equipment	$900	$993
Hardware and computer equipment	5,055	4,358
Software	8,612	8,765
Leasehold improvements	736	1,216
Total Cost	15,303	15,332
Less: Accumulated depreciation and amortization	(9,650)	(9,140)
Property and equipment, net	$5,653	$6,192

The hardware and computer equipment amount above includes gross assets under capital leases of $1.1 million and $0.7 million as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013 and December 31, 2012, respectively, accumulated depreciation and amortization of these assets totaled approximately $0.3 million and $0.1 million.

Note 8. Goodwill

As of both June 30, 2013 and December 31, 2012, goodwill totaled $3.2 million, the entire amount of which represents the goodwill assigned to the Appraisal Management reporting unit. There was no goodwill activity for the six and three months ended June 30, 2013 and 2012. Goodwill is tested for impairment annually as of November 30, or when events or circumstances suggest that an impairment may exist. For periods in which the recorded value is greater than the estimated fair value, the resulting write-down is charged to results of operations. For tax purposes, goodwill is included in the Company's basis in its investment in StreetLinks as StreetLinks is a limited liability company. Therefore, it will be non-deductible for tax purposes as long as the Company holds its investment.

Note 9. Borrowings

Senior Notes – The Company has outstanding unsecured senior notes pursuant to three indentures (collectively, the “Senior Notes”) with an aggregate principal balance of $85.9 million. The Senior Notes were created through an exchange of the Company's previously outstanding junior subordinated notes that occurred prior to 2012. This exchange was considered a modification of a debt instrument for accounting purposes, therefore the Company uses the effective interest method to accrete from the existing balances of $82.8 million and $81.7 million as of June 30, 2013 and December 31, 2012, respectively to the aggregate principal balance of $85.9 million.

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

The indentures governing the Senior Notes (the “Indentures”) contain certain restrictive covenants (the “Negative Covenants”) subject to certain exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit the Company and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring shares of the Company or its subsidiaries, making payment on debt securities of the Company that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in its subsidiaries or all or substantially all of the assets of its subsidiaries. The Negative Covenants remain in effect until both of the following conditions are met: 1) the Senior Notes begin accruing interest at the Full Rate, and 2) the Company satisfies certain financial covenants (the “Financial Covenants”). Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95%. As the Senior Notes were not accruing interest at the Full Rate, the Negative Covenants, as defined above, were still in effect as of June 30, 2013 and December 31, 2012. As such, the Company was under no obligation to comply with the Financial Covenants during these periods.

The Company was in compliance with all Negative Covenants as of June 30, 2013 and December 31, 2012.

Note Payable to Related Party – As discussed in Note 4 to the condensed consolidated financial statements, Steve Haslam sold all of his membership units of StreetLinks to the Company, approximately 5%, on March 8, 2012. The total purchase price was $6.1 million, of which $1.5 million was paid during 2012. Approximately $0.3 million was paid during the six months ended June 30, 2013. The remainder of this obligation is payable as follows: $0.3 million on the last day of each quarter until March 8, 2016, on which date the unpaid principal balance of $1.6 million is to be paid, plus interest on the unpaid balance at the rate of 4.0% per annum, compounded quarterly. The Company's obligation is secured by the StreetLinks' interest purchased.

Capital Leases – The Company leases hardware and computer equipment under capital leases. These capital leases are payable in 36 monthly installments and mature between August 2014 and June 2016. As of June 30, 2013 and December 31, 2012, current maturities of obligations under capital leases were approximately $0.4 million and $0.3 million, respectively. Noncurrent maturities of obligations under capital leases were approximately $0.5 million and $0.4 million, as of June 30, 2013 and December 31, 2012, respectively. Due to the immaterial nature of these obligations with regard to the Company's financial statements as a whole, current maturities and noncurrent maturities of capital leases are included in the other current liabilities and other liabilities line items, respectively, in the Company's condensed consolidated balance sheets.

Note 10. Commitments and Contingencies

In conjunction with the acquisition of Corvisa, LLC in 2011, the Company is obligated to make payments in the future to the former minority owners of Corvisa of up to $1.2 million if revenue targets are achieved. During the three months ended June 30, 2013, the Company, based on management's estimates of the probability of the earnings targets being achieved, released approximately $0.5 million of the recorded liability pertaining to this obligation. As of June 30, 2013, the remaining recorded liability related to the Corvisa contingent consideration obligation was $0.5 million, all of which is recorded in other noncurrent liabilities. As of December 31, 2012, the Company had recorded a liability of $0.9 million related to this contingency, with approximately $0.5 million recorded in the accrued expense line of the condensed consolidated balance sheet and $0.4 million recorded in the other noncurrent liabilities.

The Company has received indemnification and loan repurchase demands with respect to alleged violations of representations and warranties (“defects”) made in loan sale and securitization agreements. These demands have been received substantially beginning in 2006 and have continued into 2013. Prior to the Company ceasing the origination of loans in its mortgage lending business, it sold loans to securitization trusts and other third parties and agreed to repurchase a loan due to missing documentation or breaches of representations or warranties made in sale documents that materially adversely affected the value of the loan. Beginning in 1997 and ending in 2007, affiliates of the Company sold loans to securitization trusts and third parties with the potential of such repurchase obligations. The aggregate original principal balance of these loans was $43.1 billion at the time of sale or securitization. The remaining principal balance of these loans is not available as these loans are serviced by third parties and may have been refinanced, sold or liquidated. Between 2011 and 2013, the Company received claims to repurchase loans with original principal balances of approximately $31.1 million. These claims have not been acknowledged as valid by the Company. In some cases, claims were made against affiliates of the Company that have ceased operations and have no or limited assets. The Company has not repurchased any loans between 2011 and 2013.

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

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by

the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case included NovaStar Mortgage Funding Corporation (“NMFC”) and its individual directors, several securitization trusts sponsored by the Company ("affiliated defendants") and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. The plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by the plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff's claims, which the court granted on March 31, 2011, with leave to amend. The plaintiff filed a second amended complaint on May 16, 2011, and the Company again filed a motion to dismiss. On March 29, 2012, the court dismissed the plaintiff's second amended complaint with prejudice and without leave to replead. The plaintiff filed an appeal. On March 1, 2013, the appellate court reversed the judgment of the lower court, which had dismissed the case. Also, the appellate court vacated the judgment of the lower court which had held that the plaintiff lacked standing, even as a class representative, to sue on behalf of investors in securities in which plaintiff had not invested, and the appellate court remanded the case back to the lower court for further proceedings. On April 23, 2013 the plaintiff filed its memorandum with the lower court seeking a reconsideration of the earlier dismissal of plaintiff's claims as to five offerings in which plaintiff was not invested. Given the early stage of the litigation, the Company cannot provide an estimate of the range of any loss. The Company believes that the affiliated defendants have meritorious defenses to the case and expects them to defend the case vigorously.

On June 20, 2011, the National Credit Union Administration Board, as liquidating agent of U.S. Central Federal Credit Union, filed an action against NMFC and numerous other defendants in the United States District Court for the District of Kansas, claiming that the defendants issued or underwrote residential mortgage-backed securities pursuant to allegedly false or misleading registration statements, prospectuses, and/or prospectus supplements. On October 12, 2011, the complaint was served on NMFC. On December 20, 2011, NMFC filed a motion to dismiss the plaintiff's complaint and to strike certain paragraphs of the complaint. On July 25, 2012, the court granted the motion in part and denied the motion in part. The plaintiff was granted leave to amend the complaint. On August 24, 2012, the plaintiff filed an amended complaint making essentially the same claims against NMFC. On October 29, 2012, NMFC filed a motion to dismiss the amended complaint, which motion remains pending. The defendants had claimed that the case should be dismissed based upon a statute of limitations and sought an appeal of the court's denial of this defense. An interlocutory appeal of this issue was allowed, and oral argument on the appeal occurred May 8, 2013. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that NMFC has meritorious defenses to the case and expects it to defend the case vigorously.

On May 30, 2012, Woori Bank filed an action against NovaStar ABS CDO I, Inc. and NovaStar ABS CDO I, Ltd. (collectively, “NCDO”) and certain other unrelated entities in the United States District Court for the Southern District of New York, claiming common law fraud, negligent misrepresentation and unjust enrichment based on allegations that defendants knew that NCDO securities purchased by the plaintiff involved more risk than their ratings suggested. The plaintiff dismissed, without prejudice, NovaStar ABS CDO I, Ltd., and on August 20, 2012, the plaintiff filed an amended complaint against NovaStar ABS CDO I, Inc. and other, unrelated entities. The amended complaint alleged the same claims against NovaStar ABS CDO I, Inc. On September 12, 2012, NovaStar ABS CDO I, Inc. filed a motion to dismiss the amended complaint. On December 27, 2012, the court dismissed the claims against all defendants without granting the plaintiff leave to amend its complaint. However, the court gave the plaintiff the opportunity, until March 1, 2013, to write a letter to the court explaining how it would amend to correct the noted deficiencies in its complaint if granted leave. In response, the plaintiff, on January 23, 2013, filed a motion for leave to file an amended complaint and to alter, amend or vacate the judgment of dismissal. On March 8, 2013 the court denied plaintiff's motion and made its dismissal final. The plaintiff appealed. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss.

On February 28, 2013 the Federal Housing Finance Agency, as conservator for the Federal Home Loan Mortgage Corporation (Freddie Mac) and on behalf of the Trustee of the NovaStar Mortgage Funding Trust, Series 2007-1 filed a summons with notice in the Supreme Court of the State of New York, County of New York against Novation Companies, Inc. and NovaStar Mortgage, Inc. The notice provides that this is a breach of contract action with respect to certain, unspecified mortgage loans and defendant's failure to repurchase such loans under the applicable agreements. Plaintiff alleges that defendants, from the closing date of the transaction that created the Trust that mortgage loans that were sold to the Trust, were aware of the breach of the representations and warranties made and failed to notice and cure such breaches, and due to the failure of defendants to cure any breach, notice to defendants would have been futile. The summons with notice was not served until June 28, 2013. By letter dated June 24, 2013, the Trustee of the NovaStar Mortgage Funding Trust, Series 2007-1 forwarded a notice from Freddie Mac alleging breaches of representations and warranties with respect to 43 loans, as more fully set forth in included documentation. The 43 loans had an aggregate, original principal balance of about $6.5 million. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that it has meritorious defenses to the case and expects to defend the case vigorously.

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

The following tables present for each of the fair value hierarchy levels, the Company's assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage securities – available-for-sale	$3,402	$—	$—	$3,402

Liabilities:
Contingent consideration (A)	$475	$—	$—	$475

(A)	The contingent consideration represents the estimated fair value of the additional potential amounts payable in connection with our acquisition of Corvisa.

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage securities – available-for-sale	$3,906	$—	$—	$3,906

Liabilities:
Contingent consideration (A)	$1,099	$—	$—	$1,099

(A)
The contingent consideration represents the estimated fair value of the additional potential amounts payable in connection with our acquisitions of Mango and Corvisa, $0.2 million and $0.9 million, respectively.

Valuation Methods and Processes

The Company estimates the fair value of all items subject to fair value accounting using present value techniques and generally does not have the option to choose other valuation techniques for these items. There have been no significant changes to the Company's financial statements as a result from changes to the Company's valuation techniques as of June 30, 2013 compared to December 31, 2012.

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

Description	Valuation Techniques	Significant Unobservable Inputs	Range
Assets:
Mortgage securities – available-for-sale	Present value analysis	Prepayment rates	8.7% – 12.0%
		Weighted average life (years)	2.0 – 2.0
Liabilities:
Contingent consideration	Present value analysis	Revenue growth	0.0% – 14.0%

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

The following tables provide a reconciliation of the beginning and ending balances for the Company's mortgage securities – available-for-sale which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six and three months ended June 30, 2013 and 2012 (dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012
Balance, beginning of period	$3,906	$3,878	$3,295	$4,085
Increases (decreases) to mortgage securities – available-for-sale:
Accretion of income (A)	373	513	93	264
Proceeds from paydowns of securities (A)	(404)	(502)	(132)	(218)
Mark-to-market value adjustment	(473)	517	146	275
Net increase (decrease) to mortgage securities – available-for-sale	(504)	528	107	321
Balance, end of period	$3,402	$4,406	$3,402	$4,406

(A)
Cash received on mortgage securities with no cost basis was $2.0 million and $1.4 million for the six and three months ended June 30, 2013, respectively, and $2.7 million and $1.6 million for the six and three months ended June 30, 2012, respectively.

The following table provides a reconciliation of the beginning and ending balances for the Company's contingent consideration liability which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six and three months ended June 30, 2013 and 2012 (dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012
Balance, beginning of period	$1,099	$1,154	$1,020	$1,154
Fair value adjustment	(624)	—	(545)	—
Balance, end of period	$475	$1,154	$475	$1,154

The following table provides a summary of the impact to earnings for the six and three months ended June 30, 2013 and 2012 from the Company's assets and liabilities which are measured at fair value on a recurring and nonrecurring basis (dollars in thousands):

		Fair Value Adjustments
		For the Six Months Ended June 30,		Three Months Ended June 30,
Asset or Liability Measured at Fair Value	Fair Value Measurement Frequency	2013	2012	2013	2012	Statement of Operations Line Item Impacted
Contingent consideration (A)	Recurring	(624)	—	(545)	—	Other income (expense)
Total fair value gains (B)		$(624)	$—	$(545)	$—

(A)
The contingent consideration represents the estimated fair value of the additional potential earn-out opportunity payable in connection with the acquisition of Corvisa that is contingent and based upon certain future earnings targets.

(B)	The Company did not have any impairments relating to mortgage securities – available-for-sale or the six and three months ended June 30, 2013 and 2012.

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

The estimated fair values of the Company's financial instruments are as follows as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	As of June 30, 2013		As of December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Restricted cash	$2,151	$2,101	$2,215	$2,150
Mortgage securities – available-for-sale	3,402	3,402	3,906	3,906
Financial liabilities:
Senior notes	$82,779	$11,898	$81,728	$11,527
Note payable to related party	4,363	3,148	4,613	3,064

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

Note payable to related party – The fair value of the note payable to related party is estimated by discounting future projected principal and interest payment cash flows using a discount rate commensurate with the risks involved. As of June 30, 2013, the future projected interest payments were calculated assuming the stated rate of 4.0% per annum until maturity in March 2016.

Note 12. Income Taxes

For the six months ended June 30, 2013, the Company recorded income tax expense from continuing operations of $27.7 million, and compared to an income tax benefit of $63.1 million for the six months ended June 30, 2012. The majority of both the expense during the six months ended June 30, 2013 and benefit during the six months ended June 30, 2012 were discrete events attributable to adjustment of the valuation allowance against the Company's deferred tax assets.

During the first quarter of 2012, the Company determined that it is more likely than not that it will realize a portion of its deferred tax assets, therefore, a portion of the Company's valuation allowance was released. The Company still believes that it is more likely than not that it will realize a portion of its deferred tax assets. However, significant increases in mortgage lending interest rates during the three months ended June 30, 2013 have caused a decrease in the volume of appraisals completed by StreetLinks. As a result, the Company reassessed the amount of deferred tax assets ultimately expected to be realized. Due primarily to the Company's assumption that the continuation of the current interest rate trends will negatively impact future earnings, this reassessment concluded with an increase in the valuation allowance against its deferred tax assets of approximately $27.6 million during the three months ended June 30, 2013, bringing the Company's net deferred tax asset to $35.5 million as of June 30, 2013 as compared to $63.1 million as of December 31, 2012. The Company's determination of the realizable deferred tax assets requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods. As of June 30, 2013 and December 31, 2012, the Company maintained a valuation allowance of $246.7 million and $219.7 million, respectively, for its deferred tax assets.

As of both June 30, 2013 and December 31, 2012, the total gross amount of unrecognized tax benefits was $1.1 million, which also represents the total amount of unrecognized tax benefits that would impact the effective tax rate. The Company anticipates a reduction of the unrecognized tax benefits in the amount of $0.4 million due to the lapse of statute of limitations in the next twelve months.

Note 13. Segment Reporting

As discussed in Note 3, effective February 27, 2013, the Company committed to a plan to abandon the operations of Mango, which comprised the Company's entire Logistics segment. As a result, the operating results of Mango and any related eliminations have been included in Discontinued Operations within the tables below.

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

The following is a summary of the operating results of the Company's segments for the six months ended June 30, 2013 and 2012 and a summary of their financial positions as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	Corporate	Appraisal Management	Financial Intermediary	Eliminations	Discontinued Operations (C)	Total
For the Six Months Ended June 30, 2013
Service fee income	$4,452	$84,310	$8,091	$(4,173)	$—	$92,680
Interest income	2,725	—	—	(320)	—	2,405
Interest expense	1,583	19	308	(320)	—	1,590
Depreciation and amortization expense (A)	413	1,055	127	—	382	1,977
(Loss) income from continuing operations before income tax expense	(3,156)	5,618	633	(229)	—	2,866
Additions to long-lived assets	1,577	146	162	—	10	1,895

As of June 30, 2013
Total assets (B)	$66,290	$22,759	$3,405	$(10,306)	$77	$82,225

(A)	Amounts are included in the cost of services and selling, general and administrative expense line items of the condensed consolidated statements of operations.

(B)	Appraisal Management segment includes goodwill of $3.2 million resulting from the acquisition of StreetLinks.

(C)	See Note 3 for additional information regarding the financial position and operating results of discontinued operations.

(D)	Amount includes assets acquired under capital leases.

	Corporate	Appraisal Management	Financial Intermediary	Eliminations	Discontinued Operations (C)	Total
For the Six Months Ended June 30, 2012
Service fee income	$4,333	$84,529	$9,007	$(4,344)	$—	$93,525
Interest income	3,736	—	—	(491)	—	3,245
Interest expense	1,535	19	472	(491)	—	1,535
Depreciation and amortization expense (A)	136	921	47	—	165	1,269
(Loss) income from continuing operations before income tax benefit	(587)	3,110	436	(534)	—	2,425
Additions to long-lived assets	547	550	73	—	139	1,309

As of December 31, 2012
Total assets (B)	$93,097	$22,772	$2,349	$(12,331)	$857	$106,744

(A)	Amounts are included in the cost of services and selling, general and administrative expense line items of the condensed consolidated statements of operations.

(B)	Appraisal Management segment includes goodwill of $3.2 million resulting from the acquisition of StreetLinks.

(C)	See Note 3 for additional information regarding the financial position and operating results of discontinued operations.

The intersegment service fee income for the six months ended June 30, 2012 consists of a guaranty fee of approximately $1.0 million paid by the Financial Intermediary segment to the Corporate segment for Corporate's guarantee of the Financial Intermediary segment's performance under its contract with its banking partner. It also includes fees charged by the Corporate segment to the Appraisal Management, Financial Intermediary, and Logistics segments for operational support provided by the Corporate segment's employees. The intersegment interest income and interest expense consists of interest charged by the Corporate segment to the Appraisal Management, Financial Intermediary, and Logistics segments for borrowings.

The following is a summary of the operating results of the Company's segments for the three months ended June 30, 2013 and 2012 (dollars in thousands):

	Corporate	Appraisal Management	Financial Intermediary	Eliminations	Discontinued Operations (B)	Total
For the Three Months Ended June 30, 2013
Service fee income	$2,250	$43,165	$1,471	$(2,068)	$—	$44,818
Interest income	1,546	—	—	(58)	—	1,488
Interest expense	799	9	52	(58)	—	802
Depreciation and amortization expense (A)	230	521	68	—	(13)	806
(Loss) income from continuing operations before income tax expense	(2,055)	3,090	(652)	—	—	383
Additions to long-lived assets	326	65	79	—	(12)	458

(A)	Amounts are included in the cost of services and selling, general and administrative expense line items of the condensed consolidated statements of operations.

(B)	See Note 3 for additional information regarding the financial position and operating results of discontinued operations.

(C)	Amount includes assets acquired under capital leases.

	Corporate	Appraisal Management	Financial Intermediary	Eliminations	Discontinued Operations (B)	Total
For the Three Months Ended June 30, 2012
Service fee income	$1,989	$42,792	$1,014	$(2,000)	$—	$43,795
Interest income	2,096	—	—	(250)	—	1,846
Interest expense	800	9	241	(250)	—	800
Depreciation and amortization expense (A)	79	465	25	—	72	641
(Loss) income from continuing operations before income tax expense	(111)	1,538	(1,136)	(317)	—	(26)
Additions to long-lived assets	258	249	49	—	117	673

(A)	Amounts are included in the cost of services and selling, general and administrative expense line items of the condensed consolidated statements of operations.

(B)	See Note 3 for additional information regarding the financial position and operating results of discontinued operations.

Note 14. Earnings per Share

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options and nonvested shares. The Company used the treasury method to calculate earnings per share for all periods presented. The computations of basic and diluted earnings per share for the six and three months ended June 30, 2013 and 2012 (dollars in thousands, except share and per share amounts) are as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net (loss) income from continuing operations	$(24,800)	$65,532	$(26,145)	$(57)
Loss from discontinued operations	(1,114)	(1,170)	(424)	(406)
Net (loss) income	(25,914)	64,362	(26,569)	(463)
Less (loss) income attributable to noncontrolling interests	(77)	(394)	24	(429)
(Loss) income available to common shareholders	$(25,837)	$64,756	$(26,593)	$(34)

Denominator:
Weighted average common shares outstanding – basic	90,716,933	90,469,585	90,716,933	90,566,933

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	90,716,933	90,469,585	90,716,933	90,566,933
Stock options	—	596,928	—	814,455
Nonvested shares	—	421,517	—	354,926
Weighted average common shares outstanding – dilutive	90,716,933	91,488,030	90,716,933	91,736,314

Basic earnings per share:
Net (loss) income from continuing operations	$(0.27)	$0.72	$(0.29)	$(0.01)
Loss from discontinued operations	(0.01)	(0.01)	—	—
Net (loss) income	(0.28)	0.71	(0.29)	(0.01)
Less (loss) income attributable to noncontrolling interests	—	(0.01)	—	(0.01)
Net (loss) income available to common shareholders	$(0.28)	$0.72	$(0.29)	$—

Diluted earnings per share:
Net (loss) income from continuing operations	$(0.27)	$0.71	$(0.29)	$(0.01)
Loss from discontinued operations	(0.01)	(0.01)	—	—
Net (loss) income	(0.28)	0.70	(0.29)	(0.01)
Less (loss) income attributable to noncontrolling interests	—	(0.01)	—	(0.01)
Net (loss) income available to common shareholders	$(0.28)	$0.71	$(0.29)	$—

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

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012
Number of stock options	8,362	6,311	8,578	7,131
Weighted average exercise price of stock options	$0.69	$1.11	$0.68	$0.79

During the six months ended June 30, 2013, the Company granted 0.6 million options to purchase shares of Common Stock at a weighted average exercise price of $0.53. The weighted average impact of 0.3 million and 0.6 million shares are included in the table above for the six and three months ended June 30, 2013, respectively. There were no options granted during the three months ended June 30, 2013.

The Company granted approximately 6.9 million options during the six months ended June 30, 2012 at a weighted average exercise price of $0.77. Of this 6.9 million, approximately 5.3 million related to a non-discretionary anti-dilution provision adjustment to preserve the benefits and potential benefits of grants issued prior to the recapitalization of the Company's preferred stock during 2011. These options maintained the original exercise prices and vesting terms of the respective initial grants. The weighted average impact of 5.3 million and 6.0 million shares are included in the table above for the six and three months ended June 30, 2012, respectively. There were no options granted during the three months ended June 30, 2012.

The Company had approximately 0.8 million and 0.9 million nonvested shares outstanding as of June 30, 2013 and June 30, 2012, respectively, which have original cliff vesting schedules ranging between five and ten years. Of these, approximately 0.8 million shares were not included in the calculation of earnings per share for the six and three months ended June 30, 2013, while 0.6 million nonvested shares were not included in the calculation of earnings per share for the six and three months ended June 30, 2012, because they were anti-dilutive.

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

•
Consolidated Results of Operations – an analysis of our results of operations for the six and three months ended June 30, 2013 as presented in our unaudited Condensed Consolidated Financial Statements.

•
Segment Results of Operations – an analysis of our results of operations for the six and three months ended June 30, 2013 as presented in our unaudited Condensed Consolidated Financial Statements for our reporting segments.

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

We own 100% of Advent Financial Services LLC (“Advent”). Advent provides financial settlement services for income tax preparation businesses and access to tailored banking accounts and related services via its prepaid debit card, which is designed to meet the needs of low and moderate-income level individuals. Advent is not a bank but acts as an intermediary for banking products on behalf of other banking institutions.

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

We own 67% of Mango Moving, LLC ("Mango"), which was formerly a third-party logistics provider within the household goods industry. As a result of continued capital demands and difficulties generating positive cash flows or earnings, effective February 27, 2013, the Company and non-controlling owners agreed to dissolve Mango and abandon its operations.

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

The Company's condensed consolidated financial statements as of June 30, 2013 and for the six and three months ended June 30, 2013 and 2012 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements.

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

Table 1 – Summary of Financial Highlights and Key Performance Metrics (dollars in thousands; except per share amounts)

	For the Six Months Ended June 30,
	2013	2012
Net (loss) income available to common shareholders per diluted share	$(0.28)	$0.71

	As of
	June 30, 2013	December 31, 2012
Unrestricted cash and cash equivalents	$20,477	$16,362

Significant Recent Events
The Company experienced a decline in completed appraisal volume during the three months ended June 30, 2013, which was due primarily to significant increases in mortgage interest rates during the period. As a result, the Company reassessed the amount of deferred tax assets ultimately expected to be realized. The reassessment concluded with an increase in the valuation allowance against its deferred tax assets of approximately $27.6 million, bringing the Company's net deferred tax asset to $35.5 million as of June 30, 2013 versus $63.1 million as of December 31, 2012. See Note 12 to the condensed consolidated financial statements for further details regarding the Company's income tax provision and deferred tax assets.

As detailed in Note 4 to the condensed consolidated financial statements, during the second quarter of 2013 the Company foreclosed on the membership interests of the noncontrolling members in full satisfaction of Advent's outstanding intercompany debt obligations. At the time of foreclosure, Advent's noncontrolling members held approximately 22% of the outstanding membership interests. Therefore, the foreclosure raised the Company's ownership interest in Advent to 100% as of June 30, 2013. In accordance with the relevant accounting guidance, this debt extinguishment was treated as an equity transaction, with no corresponding gain or loss recognized in the condensed consolidated statement of operations.

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB's objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date and is effective for fiscal years beginning after December 15, 2013, and interim periods within those years. This guidance is not expected to have a significant impact on the Company's financial statements.

Consolidated Results of Operations
Service Fee Income and Cost of Services
See discussion within the Segment Results of Operations section below.

Interest Income – Mortgage Securities
Interest income on the mortgage securities we own decreased to $2.4 million from $3.2 million when comparing the six months ended June 30, 2013 to the same period in 2012. For the three months ended June 30, 2013, interest income on these securities was $1.5 million, down from $1.8 million during the three months ended June 30, 2012. The decline in all periods is due primarily to reduced cash flows on these securities as a result of the decline in the balance of the underlying mortgage loans. Management expects that the interest income and cash flow from these securities will continue to decline as the principal on the underlying loan collateral is paid or written down or off.

Selling, General and Administrative
On a consolidated basis, selling, general and administrative expenses were approximately $17.5 million for the six months ended June 30, 2013, compared to $14.2 million for the six months ended June 30, 2012. This change was driven primarily by an increase in compensation-related expenses within the Company's Corporate segment due to growth in the workforce of the Company's IT, marketing, and human resources support functions. Also driving this increase from the prior year to date period is an increase in software licenses and depreciation expense due largely to hardware, computer equipment, and software additions as the Company continues to invest in technology to support the expected growth of its operating subsidiaries.

Other Income (Expense)
Other income (expense) during the six months ended June 30, 2013 was income of approximately $1.9 million versus expense of approximately $0.1 million during the six months ended June 30, 2012. The activity in this line item for the year to date period relates primarily to the recovery of the note receivable due from ITS Financial, LLC (“ITS”). See Note 6 to the condensed consolidated financial statements for additional information regarding the facts and circumstances surrounding the note receivable due from ITS. The additional other income for the year to date period represents the fair value adjustment for the Corvisa contingent consideration obligation. For additional information regarding the circumstances leading to the release of a portion of this obligation, see Note 10 to the condensed consolidated financial statements.

Interest Expense
Interest expense was materially consistent year over year, with the Company incurring approximately $1.6 million and $1.5 million for the six months ended June 30, 2013 and 2012, respectively, and $0.8 million for the three months ended June 30, 2013 and 2012. See Note 9 to the condensed consolidated financial statements for additional information regarding the Company's borrowings.

Income Tax Provision
During the six months ended June 30, 2013, the Company recorded income tax expense of approximately $27.7 million compared to a benefit of $63.1 million during the six months ended June 30, 2012. Significant increases in mortgage lending interest rates during the three months ended June 30, 2013 have caused a decrease in the volume of appraisals completed by StreetLinks and is expected to have a negative impact on earnings. As a result, the Company reassessed the amount of deferred tax assets ultimately expected to be realized. The reassessment concluded with an increase in the valuation allowance against its deferred tax assets of approximately $27.6 million. The income tax benefit for the six months ended June 30, 2012 related entirely to the release of a portion of the valuation allowance against its deferred tax assets. See Note 12 to the condensed consolidated financial statements for further details regarding the Company's income tax provision and deferred tax assets.

Segment Results of Operations
Appraisal Management
We manage the process of residential home appraisals for our customers, generally residential mortgage lenders. We earn fees when our service is completed and the appraisal is delivered to our customer. We also provide transaction-based technology services for mortgage lenders to manage their own appraisal process and other valuation services, such as automated appraisal risk management products. Fee revenue is directly related to the number of completed orders or transactions and product mix. Cost of services includes the direct cost of the appraisal or other service, when applicable, which is paid to an independent party, and the internal costs directly associated with completing the appraisal order. The internal costs include compensation and benefits, office administration, depreciation of equipment used in, and other expenses necessary to the production process.

Following is an analysis of the results of operations from the Appraisal Management segment.

Table 2 – Appraisal Management Segment Operations (dollars in thousands, except unit amounts)

	For the Six Months Ended June 30,				For the Three Months Ended June 30,
	2013		2012		2013		2012
	Total	%	Total	%	Total	%	Total	%
Service fee income:
Full service appraisal management	$82,509	97.9%	$83,827	99.2%	$42,107	97.5%	$42,396	99.1%
Other valuation services and transactions	854	1.0	702	0.8	474	1.1	396	0.9
Automated examination and valuation services	947	1.1	—	—	584	1.4	—	—
Total service fee income	84,310	100.0	84,529	100.0	43,165	100.0	42,792	100.0

Cost of services	72,602	86.1	75,714	89.6	37,198	86.2	38,288	89.5
Selling, general and administrative expense and other	6,563	7.8	5,709	6.8	3,429	7.9	2,970	6.8
Total expenses	79,165	93.9	81,423	96.3	40,627	94.1	41,258	96.3

Other income (expense), net	473	0.6	4	—	552	1.3	4	0.1

Net income before income taxes	$5,618	6.7%	$3,110	3.7%	$3,090	7.2%	$1,538	3.6%

Completed orders:
Full service appraisal management	203,838		218,878		103,844		111,260
Other valuation services and transactions	50,743		38,002		27,769		21,077
Automated examination and valuation services	63,930		—		38,388		—

Service Fee Income
Service fee income in the Appraisal Management segment decreased slightly to $84.3 million during the six months ended June 30, 2013 from $84.5 million during the six months ended June 30, 2012. For the three months ended June 30, 2013, service fee income increased slightly to $43.2 million from $42.8 million for the three months ended June 30, 2012.

The decrease in service fee income for the full service appraisal management product line for the six and three months ended June 30, 2013 was directly attributable to the decline in completed order volume for all periods. Completed order volume was impacted by rising mortgage rates throughout the six months ended June 30, 2013 when compared to the six months ended June 30, 2012. The decline in completed order volume was offset to some extent by significant increases in per unit revenues for full service appraisal management orders. The decline in service fee income for the full service appraisal management product line was six and three months ended June 30, 2013 was further offset by the additional revenue generated by the Company's new automated examination and valuation product line during the six and three months ended June 30, 2013. As this product line was introduced during the fourth quarter of 2012, there were no comparable revenues for the six and three months ended June 30, 2012.

Cost of Services
Cost of services totaled $72.6 million for the six months ended June 30, 2013 compared to $75.7 million for the same period in 2012. These costs declined from $38.3 million for the three months ended June 30, 2012 to $37.2 million for the six months ended June 30, 2013. The decreases in all periods are attributable to declines in direct costs to appraisers as the completed order volume has declined. As the volume declines, the Company reduces related production costs, primarily compensation-related costs.

Selling, General and Administrative
Selling, general and administrative expenses increased to $6.6 million from $5.7 million for the six months ended June 30, 2013 and 2012, respectively, and to $3.4 million from $3.0 million for the three months ended June 30, 2013 and 2012. This increase for all periods is primarily attributable to an increase in IT support, as the Company continues to develop, maintain and expand its IT infrastructure and support staff to accommodate new and existing customers and product lines. The increase is also attributable to an increase in incentive-based compensation costs for all periods. The Company expects these costs to trend in a manner consistent with completed order volume.

Other Income (Expense)
Other income (expense) for the six and three months ended June 30, 2013 is comprised primarily of the fair value adjustment for the Corvisa contingent consideration obligation. For additional information regarding the circumstances leading to the release of a portion of this obligation, see Note 10 to the condensed consolidated financial statements.

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

Following is an analysis of the results of operations from the Financial Intermediary segment.

Table 3 – Financial Intermediary Segment Operations (dollars in thousands, except unit amounts)

	For the Six Months Ended June 30,				For the Three Months Ended June 30,
	2013		2012		2013		2012
	Total	%	Total	%	Total	%	Total	%
Service fee income:
Settlement	$6,782	83.8%	$8,074	89.6%	$1,173	79.7%	$793	78.2%
Bank account distribution	1,309	16.2	933	10.4	298	20.3	221	21.8
Total service fee income	8,091	100.0	9,007	100.0	1,471	100.0	1,014	100.0
								—
Cost of services	4,867	60.2	4,880	54.2	1,182	80.4	1,003	98.9
Selling, general and administrative expense	2,398	29.6	2,207	24.5	1,025	69.7	906	89.3
Guaranty fees - NCI	—	—	1,012	11.2	—	—	—	—
Total expenses	7,265	89.8	8,099	89.9	2,207	150.0	1,909	—

Other income (expense), net	115	1.4	—	—	136	9.2	—	—
Interest expense - NCI	(308)	(3.7)	(472)	(5.2)	(52)	(3.5)	(241)	(23.8)

Net income (loss) before income taxes	$633	7.8%	$436	4.8%	$(652)	(44.3)%	$(1,136)	(112.0)%

Settlements of federal income tax refunds (A)	436,959		569,167		54,192		51,571
Bank accounts enrolled (B)	73,061		42,280		9,552		3,412

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

Service Fee Income
The decrease in service fee income in the Financial Intermediary segment from $9.0 million for the six months ended June 30, 2012 to $8.1 million for the six months ended June 30, 2013 is due to a significant decrease in the number of settlements offset slightly by the increase in the number of prepaid card enrollments. The decrease in the volume of settlements is due in large part to the loss of a significant electronic return originator (ERO) partner from the 2012 tax season. In addition, feedback from our returning ERO partners would also indicate a slight decline in their year over year return volume as well as settlement product take rate when compared to the six months ended June 30, 2012. Lastly, the delay in the start of the electronic filing season, as well as unpredictable and relatively slow funding cycles from the IRS have spread out traditional filing and funding periods.

The increase in service fee income to $1.5 million for the three months ended June 30, 2013 from $1.0 million for the three months ended June 30, 2012 is due primarily to the delay in the start of the electronic filing season, as well as unpredictable and relatively slow funding cycles from the IRS have spread out traditional filing and funding periods. The increase in prepaid card enrollments for all periods was driven primarily by our continued sales and marketing efforts, including increased focus on product design enhancements and ERO marketing, training and awareness, and incentives.

Cost of Services
Despite the significant decline in settlement fee income, costs of services remained materially consistent at $4.9 million for the six months ended June 30, 2013 and 2012. This is due primarily to decreased settlement volume offset almost entirely by increases in compensation and benefits, IT support costs, and prepaid card enrollment volume. The increase in compensation and benefits was driven by the delay in the start of the electronic filing season, which led to an extended and unpredictable filing period. The increase in IT support is a function of the Company's continued efforts to develop, maintain and expand its IT infrastructure and support staff to accommodate new and existing ERO and software partners and prepare for the 2014 tax season.

Cost of services increased slightly for the three months ended June 30, 2013 to $1.2 million from $1.0 million for the three months ended June 30, 2012. This increase was driven almost entirely by increases in both settlement and prepaid card volume during the three months ended June 30, 2013.

Selling, General and Administrative
Selling, general and administrative expenses were materially consistent for the six and three months ended June 30, 2013 when compared to the same periods in 2012. These expenses primarily include costs to administer settlement programs, including compensation and related expenses for non-production staff, professional service fees, and IT support costs.

Guarantee Fees and Interest Expense
During the six months ended June 30, 2012, NCI charged a guaranty fee of approximately $1.0 million to the Financial Intermediary segment for NCI's guarantee of Advent's performance under its contract with its settlement services banking partner. No such amount was charged for the six months ended June 30, 2013. Interest expense was charged on all amounts borrowed from NCI.

The decline in interest expense for all periods presented was due to the forgiveness of Advent's intercompany debt obligations during the three months ended June 30, 2013 in exchange for the remaining noncontrolling ownership interests. See Note 4 to the condensed consolidated financial statements for additional discussion regarding this transaction.

Liquidity and Capital Resources
As of June 30, 2013, we had approximately $20.5 million in unrestricted cash and cash equivalents and $2.2 million of restricted cash, $1.1 million of which is included in the other current assets line item of the condensed consolidated balance sheets and $1.1 million included in the other noncurrent assets line item.

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

The indentures governing the Senior Notes (the “Indentures”) contain restrictive covenants (the “Negative Covenants”) subject to exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit NCI and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring our shares or equity in our subsidiaries, making payment on our debt securities that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in our subsidiaries or all or substantially all of the assets of our subsidiaries. The Senior Notes accrue interest at a rate of 1.0% until the earlier of (a) the completion of an equity offering by NCI or our subsidiaries that results in proceeds of $40 million or more or (b) January 1, 2016. Thereafter, the Senior Notes will accrue interest at a rate of three-month LIBOR plus 3.5% (the “Full Rate”). Interest on the Senior Notes is paid on a quarterly basis and no principal payments are due until maturity on March 30, 2033. The Negative Covenants remain in effect until both of the following conditions are met: 1) the Senior Notes begin accruing interest at the Full Rate, and 2) the Company satisfies certain financial covenants (the “Financial Covenants”). Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95%. As the Senior Notes were not accruing interest at the Full Rate, the Negative Covenants, as defined above, were still in effect as of June 30, 2013 and December 31, 2012. As such, the Company was under no obligation to comply with the Financial Covenants during these periods.

There have been no significant changes to the Company's contractual obligations as presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Overview of Cash Flow for the Six Months Ended June 30, 2013
The following table provides a summary of our operating, investing and financing cash flows as taken from our condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012.

Table 5 – Summary of Operating, Investing and Financing Cash Flows (dollars in thousands)

	For the Six Months Ended June 30,
	2013	2012
Consolidated Statements of Cash Flows:
Cash provided by operating activities	$4,420	$5,752
Cash flows provided by investing activities	414	869
Cash flows used in financing activities	(719)	(1,021)

Operating Activities
Cash provided by operating activities decreased to $4.4 million during the six months ended June 30, 2013 from $5.8 million over the same period in 2012. This decrease was due partly to lower cash earnings during six months ended June 30, 2013 as a result of the decline in consolidated operations for the six months ended June 30, 2013. The remaining decrease was due primarily to the receipt of a large income tax refund during the six months ended June 30, 2012, with no corresponding refund received in 2013, as well as the timing of customer/provider receipts/payments when comparing the six months ended June 30, 2013 to the six months ended June 30, 2012. Offsetting the decrease in cash provided by operating activities was the fluctuation in the restricted cash balance during these same periods. This fluctuation was attributable entirely to the Financial Intermediary segment, which posted large amounts of cash collateral during the first quarter of 2012 pursuant to contractual requirements with the bank that provides this segment's financial settlement services. This cash was subsequently released from restriction during the second half of 2012.

Investing Activities
The slight decrease in the net cash flows provided by investing activities is due primarily to slight increases in both purchases of property and equipment and issuances of notes receivable. These were offset slightly by increases in proceeds from paydowns of mortgage securities.

Financing Activities
During the six months ended June 30, 2013, the Company distributed approximately $0.4 million of excess capital, as determined in accordance with the StreetLinks operating agreement, to the noncontrolling members of StreetLinks. In addition, the Company paid approximately $0.3 million under the note payable to related party. During the six months ended June 30, 2012, the Company paid approximately $1.0 million pursuant to the acquisition of the additional StreetLinks ownership interest and corresponding note payable to related party.

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

The Company's principal executive officer and principal financial officer evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(d)) as of the end of the period covered by this report and concluded that the Company's disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.

Management's Plan for Remediation of Material Weakness
The Company identified a material weakness in its internal control over financial reporting as of June 30, 2013 related to the evaluation and adjustment of the Company's deferred tax assets and related valuation allowance. Because of the significant size of the Company's deferred tax assets, the long period over which these assets may be used, and the manner in which it is calculated, relatively small changes in inputs used in the assessment result in material changes in the amount by which the valuation allowance related to the Company's deferred tax assets is ultimately recorded.

The Company has procedures in place to ensure the accuracy of the inputs and the output for this computation. However, these procedures did not detect an input error that resulted in a material error in the final determination of the deferred tax asset and related valuation allowance. The material error was corrected prior to filing reports under federal securities laws.

To remediate this weakness, the Company will design and implement additional controls over the schedules that support the inputs and detailed calculations used in the Company's assessment of its deferred tax assets. These procedures will include adding more layers of review of the detailed financial models, schedules and other calculations supporting the recorded deferred tax asset. Despite the remedial measures that will be taken with regard to the design of controls, the material weakness cannot be considered remediated until the applicable controls have been operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We currently expect the material weakness to be remediated in the third quarter of fiscal 2013.

Changes in Internal Control over Financial Reporting
Except as discussed above, there were no changes in our internal controls over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case included NovaStar Mortgage Funding Corporation (“NMFC”) and its individual directors, several securitization trusts sponsored by the Company ("affiliated defendants") and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. The plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by the plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff's claims, which the court granted on March 31, 2011, with leave to amend. The plaintiff filed a second amended complaint on May 16, 2011, and the Company again filed a motion to dismiss. On March 29, 2012, the court dismissed the plaintiff's second amended complaint with prejudice and without leave to replead. The plaintiff filed an appeal. On March 1, 2013, the appellate court reversed the judgment of the lower court, which had dismissed the case. Also, the appellate court vacated the judgment of the lower court which had held that the plaintiff lacked standing, even as a class representative, to sue on behalf of investors in securities in which plaintiff had not invested, and the appellate court remanded the case back to the lower court for further proceedings. On April 23, 2013 the plaintiff filed its memorandum with the lower court seeking a reconsideration of the earlier dismissal of plaintiff's claims as to five offerings in which plaintiff was not invested. Given the early stage of the litigation, the Company cannot provide an estimate of the range of any loss. The Company believes that the affiliated defendants have meritorious defenses to the case and expects them to defend the case vigorously.

On June 20, 2011, the National Credit Union Administration Board, as liquidating agent of U.S. Central Federal Credit Union, filed an action against NMFC and numerous other defendants in the United States District Court for the District of Kansas, claiming that the defendants issued or underwrote residential mortgage-backed securities pursuant to allegedly false or misleading registration statements, prospectuses, and/or prospectus supplements. On October 12, 2011, the complaint was served on NMFC. On December 20, 2011, NMFC filed a motion to dismiss the plaintiff's complaint and to strike certain paragraphs of the complaint. On July 25, 2012, the court granted the motion in part and denied the motion in part. The plaintiff was granted leave to amend the complaint. On August 24, 2012, the plaintiff filed an amended complaint making essentially the same claims against NMFC. On October 29, 2012, NMFC filed a motion to dismiss the amended complaint, which motion remains pending. The defendants had claimed that the case should be dismissed based upon a statute of limitations and sought an appeal of the court's denial of this defense. An interlocutory appeal of this issue was allowed, and oral argument on the appeal occurred May 8, 2013. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that NMFC has meritorious defenses to the case and expects it to defend the case vigorously.

On May 30, 2012, Woori Bank filed an action against NovaStar ABS CDO I, Inc. and NovaStar ABS CDO I, Ltd. (collectively, “NCDO”) and certain other unrelated entities in the United States District Court for the Southern District of New York, claiming common law fraud, negligent misrepresentation and unjust enrichment based on allegations that defendants knew that NCDO securities purchased by the plaintiff involved more risk than their ratings suggested. The plaintiff dismissed, without prejudice, NovaStar ABS CDO I, Ltd., and on August 20, 2012, the plaintiff filed an amended complaint against NovaStar ABS CDO I, Inc. and other, unrelated entities. The amended complaint alleged the same claims against NovaStar ABS CDO I, Inc. On September 12, 2012, NovaStar ABS CDO I, Inc. filed a motion to dismiss the amended complaint. On December 27, 2012, the court dismissed the claims against all defendants without granting the plaintiff leave to amend its complaint. However, the court gave the plaintiff the opportunity, until March 1, 2013, to write a letter to the court explaining how it would amend to correct the noted deficiencies in its complaint if granted leave. In response, the plaintiff, on January 23, 2013, filed a motion for leave to file an amended complaint and to alter, amend or vacate the judgment of dismissal. On March 8, 2013 the court denied plaintiff's motion and made its dismissal final. The plaintiff appealed. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss.

On February 28, 2013 the Federal Housing Finance Agency, as conservator for the Federal Home Loan Mortgage Corporation (Freddie Mac) and on behalf of the Trustee of the NovaStar Mortgage Funding Trust, Series 2007-1 filed a summons with notice in the Supreme Court of the State of New York, County of New York against Novation Companies, Inc. and NovaStar Mortgage, Inc. The notice provides that this is a breach of contract action with respect to certain, unspecified mortgage loans and defendant's failure to repurchase such loans under the applicable agreements. Plaintiff alleges that defendants, from the closing date of the transaction that created the Trust that mortgage loans that were sold to the Trust, were aware of the breach of the representations and warranties made and failed to notice and cure such breaches, and due to the failure of defendants to cure any breach, notice to defendants would have been futile. The summons with notice was not served until June 28, 2013. By letter dated June 24, 2013, the Trustee of the NovaStar Mortgage Funding Trust, Series 2007-1 forwarded a notice from Freddie Mac alleging breaches of representations and warranties with respect to 43 loans, as more fully set forth in included documentation. The 43 loans had an aggregate, original principal balance of about $6.5 million. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that it has meritorious defenses to the case and expects to defend the case vigorously.

Item 1A. Risk Factors

Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(dollars in thousands, except per share amounts)

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (A)
April 1, 2013 - April 30, 2013	—	—	—	$1,020
May 1, 2013 - May 31, 2013	—	—	—	$1,020
June 1, 2013 - June 30, 2013	—	—	—	$1,020

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
101
The following financial information from Novation Companies, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the six and three months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the six and three months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Shareholders' Equity for the six months ended June 30, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

(1) See Note 14 to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVATION COMPANIES, INC.

DATE:	August 6, 2013	/s/ W. Lance Anderson
W. Lance Anderson, Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

DATE:	August 6, 2013	/s/ Rodney E. Schwatken
Rodney E. Schwatken, Chief Financial Officer
(Principal Financial Officer)

DATE:	August 6, 2013	/s/ Brett A. Monger
Brett A. Monger, Vice President and Chief Accounting Officer
(Principal Accounting Officer)