Form 10-Q
period 2013-09-30
NOVATION COMPANIES, INC.
filed 2013-11-07
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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
Yes ☐ No ☒

The number of shares of the Registrant's Common Stock outstanding on November 1, 2013 was 91,479,519.

NOVATION COMPANIES, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2013

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; dollars in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$17,442	$16,362
Service fee receivable, net of allowance of $261 and $204, respectively	5,998	8,336
Restricted cash	1,094	1,158
Mortgage securities	3,519	3,906
Deferred income tax asset, net	504	1,941
Notes receivable, net of allowance of $0 and $1,054, respectively	262	581
Other current assets	2,309	2,565
Total current assets	31,128	34,849
Non-Current Assets
Property and equipment, net of accumulated depreciation	5,260	6,192
Goodwill	3,170	3,170
Deferred income tax asset, net	34,996	61,159
Other	1,738	1,374
Total non-current assets	45,164	71,895
Total assets	$76,292	$106,744

Liabilities and Shareholders' Equity (Deficit)
Liabilities:
Current Liabilities
Accounts payable	$6,069	$9,605
Accrued expenses	7,804	8,255
Deferred revenue	1,296	2,314
Note payable to related party	1,000	1,000
Other	416	248
Total current liabilities	16,585	21,422
Non-Current Liabilities
Senior notes	83,320	81,728
Note payable to related party	2,863	3,613
Other	2,514	2,005
Total non-current liabilities	88,697	87,346
Total liabilities	105,282	108,768

Commitments and contingencies (Note 10)

Shareholders' equity (deficit):
Capital stock, $0.01 par value per share, 120,000,000 shares authorized:
Common stock, 91,479,519 shares issued and outstanding as of both September 30, 2013 and December 31, 2012	915	915
Additional paid-in capital	740,441	740,171
Accumulated deficit	(772,239)	(744,213)
Accumulated other comprehensive income	2,886	3,301
Total Novation Companies, Inc. (“NCI”) shareholders' equity	(27,997)	174
Noncontrolling interests	(993)	(2,198)
Total shareholders' deficit	(28,990)	(2,024)
Total liabilities and shareholders' deficit	$76,292	$106,744

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; dollars in thousands, except share and per share amounts)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2013	2012	2013	2012
Income and Revenues:
Service fee income	$125,687	$137,683	$33,007	$44,158
Interest income – mortgage securities	3,767	4,023	1,362	778
Total	129,454	141,706	34,369	44,936

Costs and Expenses:
Cost of services	103,032	118,114	27,927	39,603
Selling, general and administrative expense	25,608	21,333	8,147	7,090
Total	128,640	139,447	36,074	46,693

Other income (expense)	1,751	(59)	(186)	(3)
Interest expense	(2,403)	(2,330)	(813)	(795)

Income (loss) before income taxes	162	(130)	(2,704)	(2,555)
Income tax expense (benefit)	27,289	(63,549)	(377)	(442)
Net (loss) income from continuing operations	(27,127)	63,419	(2,327)	(2,113)
(Loss) income from discontinued operations, net of income taxes	(1,064)	(2,377)	50	(1,207)
Net (loss) income	(28,191)	61,042	(2,277)	(3,320)
Less: Net loss attributable to noncontrolling interests	(165)	(1,508)	(88)	(1,114)
Net (loss) income attributable to Novation	$(28,026)	$62,550	$(2,189)	$(2,206)
(Loss) Earnings Per Share attributable to Novation:
Basic	$(0.31)	$0.69	$(0.02)	$(0.02)
Diluted	$(0.31)	$0.68	$(0.02)	$(0.02)
Weighted average basic shares outstanding	90,745,504	90,530,738	90,801,716	90,651,716
Weighted average diluted shares outstanding	90,745,504	91,434,982	90,801,716	91,327,558

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; dollars in thousands)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2013	2012	2013	2012
Net (loss) income	$(28,191)	$61,042	$(2,277)	$(3,320)
Other comprehensive (loss) income:
Change in unrealized gain on mortgage securities – available-for-sale (Note 12)	(415)	249	58	(268)
Total comprehensive (loss) income	(28,606)	61,291	(2,219)	(3,588)
Comprehensive loss attributable to noncontrolling interests:
Less: Net loss attributable to noncontrolling interests	(165)	(1,508)	(88)	(1,114)
Total comprehensive (loss) income attributable to Novation	$(28,441)	$62,799	$(2,131)	$(2,474)

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited; dollars in thousands)

	Total NCI Shareholders’ Equity (Deficit)
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2012	$915	$740,171	$(744,213)	$3,301	$(2,198)	$(2,024)
Compensation recognized under stock compensation plans	—	363	—	—	—	363
Contributions from noncontrolling interests	—	—	—	—	158	158
Distributions to noncontrolling interests	—	—	—	—	(651)	(651)
Acquisition of noncontrolling interests	—	(1,863)	—	—	1,863	—
Adjustment to estimated accrued offering costs	—	1,770	—	—	—	1,770
Net loss	—	—	(28,026)	—	(165)	(28,191)
Other comprehensive loss	—	—	—	(415)	—	(415)
Balance, September 30, 2013	$915	$740,441	$(772,239)	$2,886	$(993)	$(28,990)

	Total NCI Shareholders’ Equity (Deficit)
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2011	$913	$746,276	$(803,400)	$3,267	$188	$(52,756)
Compensation recognized under stock compensation plans	—	223	—	—	—	223
Issuance of nonvested shares, 225,866 shares	2	(2)	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	593	593
Distributions to noncontrolling interests	—	—	—	—	(217)	(217)
Acquisition of noncontrolling interests	—	(6,110)	—	—	(3)	(6,113)
Other changes in noncontrolling interests	—	(100)	—	—	100	—
Net income (loss)	—	—	62,550	—	(1,508)	61,042
Other comprehensive income	—	—	—	249	—	249
Balance, September 30, 2012	$915	$740,287	$(740,850)	$3,516	$(847)	$3,021

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; dollars in thousands)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(28,191)	$61,042
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accretion of mortgage securities	(580)	(807)
Provision for bad debt, net	(863)	559
Amortization of deferred debt issuance costs and senior debentures discount	1,592	1,547
Fair value adjustments	(861)	—
Loss on disposal of fixed assets	449	2
Compensation recognized under stock compensation plans	363	223
Depreciation expense	2,888	2,517
Deferred taxes	27,600	(63,101)
Changes in:
Service fee receivable	2,147	(699)
Restricted cash	64	610
Other current assets and liabilities, net	968	1,767
Other noncurrent assets and liabilities, net	(122)	(1,135)
Deferred revenue	(1,018)	882
Accounts payable and accrued expenses	(1,566)	4,296
Net cash provided by operating activities	2,870	7,703

Cash flows from investing activities:
Proceeds from paydowns of mortgage securities	552	814
Restricted cash, net	20	31
Proceeds from paydowns of notes receivable	1,721	3,148
Issuance of notes receivable	(258)	(55)
Purchases of property and equipment	(2,313)	(2,125)
Net cash (used in) provided by investing activities	(278)	1,813

Cash flows from financing activities:
Contributions from noncontrolling interests	158	593
Distributions to noncontrolling interests	(651)	(217)
Acquisition of noncontrolling interest	—	(500)
Principal payments under capital leases	(269)	—
Paydowns of note payable to related party	(750)	(750)
Net cash used in financing activities	(1,512)	(874)
Net increase in cash and cash equivalents	1,080	8,642
Cash and cash equivalents, beginning of period	16,362	11,503
Cash and cash equivalents, end of period	$17,442	$20,145
Continued

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(unaudited; dollars in thousands)

	For the Nine Months Ended September 30,
	2013	2012
Cash paid for interest	$813	$783
Cash paid for income taxes, net of refunds	21	2,008
Cash received on mortgage securities – available-for-sale with no cost basis	3,187	3,216
Non-cash investing and financing activities:
Acquisition of noncontrolling interest for note payable	—	5,613
Acquisition of noncontrolling interest for extinguishment of intercompany debt	1,863	—
Adjustment to estimated accrued offering costs	1,770	—
Assets acquired under capital lease	542	427

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the period ended September 30, 2013 (Unaudited)

Note 1. Financial Statement Presentation

Description of Operations – Novation Companies, Inc. (“NCI” or the “Company”) acquires and operates technology-enabled service businesses, with a focus on building and developing these businesses to create long term value.

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

The Company owns 100% of Advent Financial Services LLC (“Advent”). As of December 31, 2012, the Company owned 78% of Advent. For discussion regarding the change in ownership interest, see Note 4 to the condensed consolidation financial statements. Advent, along with its distribution partners, provides financial settlement services, mainly for income tax preparation businesses, and also provides access to tailored banking accounts and related services via its prepaid debit card designed to meet the needs of low and moderate-income level individuals. Advent is not a bank, but it acts as an intermediary for banking products on behalf of other banking institutions.

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

The Company owns 67% of Mango Moving, LLC ("Mango"), which was formerly a third-party logistics provider within the household goods industry. However, as a result of continued capital demands and difficulties generating positive cash flows or earnings, the Company and non-controlling owners agreed to dissolve Mango and abandon its operations during the first quarter of 2013. As discussed in Note 3, the operations of Mango have been classified as discontinued operations for all periods presented.

On October 2, 2012, the Company acquired 85% of the membership interests in IVR Central, LLC ("IVR"). Subsequent to the acquisition, IVR changed its name to CorvisaCloud LLC ("CorvisaCloud"). CorvisaCloud is a technology company in the call center communications industry, whose primary products include interactive voice response, automated call distribution, call dialing and call recording using cloud technology. See Note 4 to the condensed consolidated financial statements for additional information regarding this acquisition.

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

Cash equivalents consist of liquid investments with an original maturity of three months or less. Amounts due from banks and credit card companies of $0.3 million for the settlement of credit card transactions are included in cash and cash equivalents as of both September 30, 2013 and December 31, 2012, as they are generally collected within three business days. Cash equivalents are stated at cost, which approximates fair value.

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

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2013	2012	2013	2012
Service fee income	$376	$4,619	—	$2,004

Cost of services	756	4,653	(35)	2,292
Selling, general and administrative expense	684	2,317	(15)	921
Other (expense) income, net	—	(26)	—	2

Net (loss) income from discontinued operations before income taxes	(1,064)	(2,377)	50	(1,207)
Income tax expense	—	—	—	—
Net (loss) income from discontinued operations, net of income taxes	$(1,064)	$(2,377)	$50	$(1,207)

The Company recorded a loss from discontinued operations, net of income taxes of $1.1 million for the nine months ended September 30, 2013 and income from discontinued operations of $0.1 million for the three months ended September 30, 2013. The year to date amount includes one-time employee termination benefits of $0.1 million and depreciation expense of $0.4 million, which largely represents the revision of depreciation estimates to reflect the use of the Logistics segment's fixed assets over their shortened useful lives through the date of abandonment. The activity for the three months ended September 30, 2013 was not significant.

The major classes of assets and liabilities for the Company's Logistics segment as of September 30, 2013 and December 31, 2012 are detailed below. Unless otherwise noted below, these amounts are included in the respective line items within the condensed consolidated balance sheets for all periods presented.

	September 30, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$—	$49
Service fee receivable, net	—	111
Other current assets	—	66
Total current assets	—	226
Non-Current Assets
Property and equipment, net of accumulated depreciation	—	372
Other	—	109
Total non-current assets	—	481
Total assets	$—	$707

Liabilities
Current Liabilities
Accounts payable	$17	$133
Accrued expenses (A)	32	439
Due to Novation (B)	624	776
Other	—	28
Total current liabilities	673	1,376
Non-Current Liabilities
Other	—	11
Total non-current liabilities	—	11
Total liabilities	$673	$1,387

(A)	Accrued expenses as of September 30, 2013 consist primarily of accruals for customer damage claims.

(B)	Amounts due to Novation are eliminated upon consolidation. As such, these amounts are not included in the condensed, consolidated balance sheets for any periods presented.

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

On October 2, 2012, pursuant to a Membership Interest Purchase Agreement between the Company and IVR, the Company acquired 85% of the membership interests in IVR in exchange for a purchase price of $0.8 million and the issuance of 200,000 stock options, 75,000 of which vested immediately and were included in the consideration transferred for the purposes of the purchase price allocation. Due to certain operational and financial vesting conditions, the remaining 125,000 options were deemed to be attributable to post-combination service and, thus, will be recognized as compensation cost over the applicable service periods. IVR is a technology company in the call center communications industry, whose primary products include interactive voice response, automated call distribution, call dialing and call recording using cloud technology. The impact of this acquisition was not material to the Company's condensed consolidated results of operations and consolidated balance sheet. Subsequent to the acquisition, IVR changed its name to CorvisaCloud LLC.

The purchase price for the CorvisaCloud acquisition has been allocated based on the assessment of the fair value of the assets acquired and liabilities assumed, determined based on the Company’s internal operational assessments and other analyses, which are Level 3 measurements. Pro forma disclosure requirements have not been included as they are not considered material.

A summary of the aggregate amounts of the assets acquired and liabilities assumed and the aggregate consideration paid for CorvisaCloud during 2012 follows (dollars in thousands):

Total
Assets:
Cash	$505
Service fee receivable	23
Property and equipment	500
Liabilities:
Accounts payable	(51)
Accrued expenses	(21)
Noncontrolling interests	(118)
Total consideration	$838

On March 8, 2012, Steve Haslam, the Chief Executive Officer of StreetLinks, was appointed the Chief Operating Officer of the Company. As part of the transition of Mr. Haslam to his new position with the Company, and pursuant to the exercise of his rights under his employment agreement with StreetLinks, he sold all of his 1,927 membership units of StreetLinks to the Company pursuant to a Membership Interest Purchase Agreement, dated March 8, 2012, by and between Mr. Haslam and the Company (the “Unit Purchase Agreement”). At the time of the transaction, the 1,927 membership units of StreetLinks represented approximately 5% of the outstanding StreetLinks membership units. The total purchase price under the Unit Purchase Agreement was $6.1 million, of which $1.5 million was paid during 2012. Approximately $0.8 million was paid during the nine months ended September 30, 2013. The remainder of this obligation is payable as follows: $0.3 million on the last day of each quarter hereafter until March 8, 2016, on which date the unpaid principal balance of $1.6 million is to be paid, plus interest on the unpaid balance at the rate of 4.0% per annum, compounded quarterly. The additional equity interest acquired as a result of this transaction was offset slightly by the issuance of additional StreetLinks membership units to certain StreetLinks employees during the second quarter of 2012. The issuance of these membership units reduced the Company's equity interest in StreetLinks from approximately 93% to approximately 91%.

Note 5. Mortgage Securities

As of September 30, 2013 and December 31, 2012, mortgage securities consisted entirely of the Company's investment in the residual securities issued by securitization trusts sponsored by the Company and classified as available-for-sale. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds. See Note 12 to the condensed consolidated financial statements for details on the Company's fair value methodology.

The following table presents certain information on the Company's portfolio of mortgage securities – available-for-sale as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	Cost Basis	Unrealized Gain	Estimated Fair Value	Average Yield (A)
September 30, 2013	$633	$2,886	$3,519	138.0%
December 31, 2012	605	3,301	3,906	176.0

(A)	The average yield is calculated from the cost basis of the mortgage securities and does not give effect to changes in fair value that are reflected as a component of shareholders' equity (deficit).

There were no other-than-temporary impairments relating to mortgage securities – available-for-sale for the nine and three months ended September 30, 2013 and 2012. Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments.

The following table relates to the securitizations where the Company retained an interest in the assets issued by the securitization trust, a variable interest entity or VIE (dollars in thousands):

	Size/Principal Outstanding (A)	Assets on Balance Sheet (B)	Liabilities on Balance Sheet	Maximum Exposure to Loss(C)	Year to Date Loss on Sale	Year to Date Cash Flows (D)
September 30, 2013	$4,941,067	$3,519	$—	$3,519	$—	$3,739
December 31, 2012	5,432,562	3,906	—	3,906	—	4,030

(A)	Size/principal outstanding reflects the estimated principal of the underlying assets held by the VIE.

(B)	Assets on balance sheet are securities issued by the entity and are recorded in the mortgage securities line item of the condensed consolidated balance sheets.

(C)	The maximum exposure to loss includes the assets held by the Company and assumes a total loss on the referenced assets held by the VIE.

(D)	Year to date cash flows are for the nine months ended September 30, 2013 and 2012, respectively.

Note 6. Notes Receivable and Allowance for Doubtful Accounts

The Company has made loans to independent entities that have used the proceeds to finance current and on-going operations. Notes receivable are considered impaired if, based on current information and events, it is probable that the Company will be unable to collect all amounts due that are contractually obligated. The Company determines the required allowance for doubtful accounts using information such as the borrower's financial condition and economic trends and conditions. Recognition of income is suspended and the loan is placed on non-accrual status when management determines that collection of future income is not probable. Accrual is resumed, and previously suspended income is recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded against the receivable and then to any unrecognized income.

The Company charges off uncollectible notes receivable when repayment of contractually-obligated amounts is not deemed to be probable. There were no amounts charged off during the nine and three months ended September 30, 2013 and 2012.

Due to the low number of notes receivable, the Company evaluates each note individually for collectability rather than analyzing by class or credit quality indicator. During the first quarter of 2013, the Company recorded a recovery of credit losses of approximately $1.1 million, as a result of this review. This recovery related to a note receivable due from ITS Financial, LLC (“ITS”), for which the Company had recorded a full provision for credit losses of $1.1 million during the first quarter of 2012. This note was paid in full during the first quarter of 2013. There was no additional recovery of or provision for credit losses during the three months ended September 30, 2013 and 2012.

The Company maintained no allowance for credit losses on notes receivable as of September 30, 2013, and an allowance of $1.1 million as of September 30, 2012, the entire amount of which related to the note receivable due from ITS. Activity in the allowance for credit losses on notes receivable is as follows for the nine and three months ended September 30, 2013 and 2012 (dollars in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2013	2012	2013	2012
Balance, beginning of period	$1,054	$—	$—	$1,054
(Recovery of) provision for credit losses	(1,054)	1,054	—	—
Balance, end of period	$—	$1,054	$—	$1,054

The full outstanding notes receivable balance of $0.3 million as of September 30, 2013 and remaining outstanding notes receivable balance excluding the note receivable due from ITS of $0.6 million as of December 31, 2012, was current.

Note 7. Property and Equipment, Net

All of the Company's property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives of the Company's property and equipment are the lesser of 5 years or remaining lease term for leasehold improvements, 5 years for furniture and fixtures, 3 to 5 years for office and computer equipment, and 3 years for software.

Maintenance and repairs are charged to expense. Major renewals and improvements are capitalized. Gains and losses on dispositions are credited or charged to earnings as incurred. Depreciation and amortization expense relating to property and equipment was $2.9 million and $0.9 million for the nine and three months ended September 30, 2013, respectively, and $2.5 million and $1.2 million for the nine and three months ended September 30, 2012, respectively.

The following table shows the Company's property and equipment, net as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013	December 31, 2012
Furniture, fixtures and office equipment	$1,016	$993
Hardware and computer equipment	5,185	4,358
Software	8,715	8,765
Leasehold improvements	890	1,216
Total Cost	15,806	15,332
Less: Accumulated depreciation and amortization	(10,546)	(9,140)
Property and equipment, net	$5,260	$6,192

The hardware and computer equipment amount above includes gross assets under capital leases of $1.2 million and $0.7 million as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012, respectively, accumulated depreciation and amortization of these assets totaled approximately $0.4 million and $0.1 million.

Note 8. Goodwill

As of both September 30, 2013 and December 31, 2012, goodwill totaled $3.2 million, the entire amount of which represents the goodwill assigned to the Appraisal Management reporting unit. There was no goodwill activity for the nine and three months ended September 30, 2013 and 2012.

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

Note 9. Borrowings

Senior Notes – The Company has outstanding unsecured senior notes pursuant to three indentures (collectively, the “Senior Notes”) with an aggregate principal balance of $85.9 million. The Senior Notes were created through an exchange of the Company's previously outstanding junior subordinated notes that occurred prior to 2012. This exchange was considered a modification of a debt instrument for accounting purposes, therefore the Company uses the effective interest method to accrete from the existing balances of $83.3 million and $81.7 million as of September 30, 2013 and December 31, 2012, respectively to the aggregate principal balance of $85.9 million.

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

The indentures governing the Senior Notes (the “Indentures”) contain certain restrictive covenants (the “Negative Covenants”) subject to certain exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit the Company and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring shares of the Company or its subsidiaries, making payment on debt securities of the Company that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in its subsidiaries or all or substantially all of the assets of its subsidiaries. The Negative Covenants remain in effect until both of the following conditions are met: 1) the Senior Notes begin accruing interest at the Full Rate, and 2) the

Company satisfies certain financial covenants (the “Financial Covenants”). Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95%. As the Senior Notes were not accruing interest at the Full Rate, the Negative Covenants, as defined above, were still in effect as of September 30, 2013 and December 31, 2012. As such, the Company was under no obligation to comply with the Financial Covenants during these periods.

The Company was in compliance with all Negative Covenants as of September 30, 2013 and December 31, 2012.

Note Payable to Related Party – As discussed in Note 4 to the condensed consolidated financial statements, Steve Haslam sold all of his membership units of StreetLinks to the Company, approximately 5%, on March 8, 2012. The total purchase price was $6.1 million, of which $1.5 million was paid during 2012. Approximately $0.8 million was paid during the nine months ended September 30, 2013. The remainder of this obligation is payable as follows: $0.3 million on the last day of each quarter until March 8, 2016, on which date the unpaid principal balance of $1.6 million is to be paid, plus interest on the unpaid balance at the rate of 4.0% per annum, compounded quarterly. The Company's obligation is secured by the StreetLinks' interest purchased.

Capital Leases – The Company leases hardware and computer equipment under capital leases. These capital leases are payable in 36 monthly installments and mature between August 2014 and September 2016. As of September 30, 2013 and December 31, 2012, current maturities of obligations under capital leases were approximately $0.4 million and $0.3 million, respectively. Noncurrent maturities of obligations under capital leases were approximately $0.5 million and $0.4 million, as of September 30, 2013 and December 31, 2012, respectively. Due to the immaterial nature of these obligations with regard to the Company's financial statements as a whole, current maturities and noncurrent maturities of capital leases are included in the other current liabilities and other liabilities line items, respectively, in the Company's condensed consolidated balance sheets.

Note 10. Commitments and Contingencies

In conjunction with the acquisition of Corvisa, LLC in 2011, the Company is obligated to make payments in the future to the former minority owners of Corvisa of up to $1.2 million if revenue targets are achieved. During the three months ended September 30, 2013, the Company, based on management's estimates of the probability of the earnings targets being achieved, recorded an adjustment to the fair value of the recorded liability pertaining to this obligation. This adjustment reduced the recorded liability by approximately $0.2 million. As of September 30, 2013, the remaining recorded liability related to the Corvisa contingent consideration obligation was $0.2 million, all of which is recorded in accrued expenses. As of December 31, 2012, the Company had recorded a liability of $0.9 million related to this contingency, with approximately $0.5 million recorded in the accrued expense line of the condensed consolidated balance sheet and $0.4 million recorded in the other noncurrent liabilities.

The Company has received indemnification and loan repurchase demands with respect to alleged violations of representations and warranties (“defects”) made in loan sale and securitization agreements. These demands have been received substantially beginning in 2006 and have continued into 2013. Prior to the Company ceasing the origination of loans in its mortgage lending business, it sold loans to securitization trusts and other third parties and agreed to repurchase a loan due to missing documentation or breaches of representations or warranties made in sale documents that materially adversely affected the value of the loan. Beginning in 1997 and ending in 2007, affiliates of the Company sold loans to securitization trusts and third parties with the potential of such repurchase obligations. The aggregate original principal balance of these loans was $43.1 billion at the time of sale or securitization. The remaining principal balance of these loans is not available as these loans are serviced by third parties and may have been refinanced, sold or liquidated. Between 2011 and 2013, the Company received claims to repurchase loans with original principal balances of approximately $31.2 million. These claims have not been acknowledged as valid by the Company. In some cases, claims were made against affiliates of the Company that have ceased operations and have no or limited assets. The Company has not repurchased any loans between 2011 and 2013.

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

On June 20, 2011, the National Credit Union Administration Board, as liquidating agent of U.S. Central Federal Credit Union, filed an action against NMFC and numerous other defendants in the United States District Court for the District of Kansas, claiming that the defendants issued or underwrote residential mortgage-backed securities pursuant to allegedly false or misleading registration statements, prospectuses, and/or prospectus supplements. On October 12, 2011, the complaint was served on NMFC. On December 20, 2011, NMFC filed a motion to dismiss the plaintiff's complaint and to strike certain paragraphs of the complaint. On July 25, 2012, the court granted the motion in part and denied the motion in part. The plaintiff was granted leave to amend the complaint. On August 24, 2012, the plaintiff filed an amended complaint making essentially the same claims against NMFC. On October 29, 2012, NMFC filed a motion to dismiss the amended complaint. The defendants had claimed that the case should be dismissed based upon a statute of limitations and sought an appeal of the court's denial of this defense. An interlocutory appeal of this issue was allowed, and oral argument on the appeal occurred May 8, 2013. On August 27, 2013, the Tenth Circuit affirmed the lower court’s denial of defendants’ motion to dismiss the plaintiff’s claims as being time barred; the appellate court held that the Extender Statute, 12 U.S.C. §1787(b)(14) applied to plaintiff’s claims. On September 12, 2013, the lower court denied NMFC’s motion to dismiss the amended complaint against NMFC. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that NMFC has meritorious defenses to the case and expects it to defend the case vigorously.

On May 30, 2012, Woori Bank filed an action against NovaStar ABS CDO I, Inc. and NovaStar ABS CDO I, Ltd. (collectively, “NCDO”) and certain other unrelated entities in the United States District Court for the Southern District of New York, claiming common law fraud, negligent misrepresentation and unjust enrichment based on allegations that defendants knew that NCDO securities purchased by the plaintiff involved more risk than their ratings suggested. The plaintiff dismissed, without prejudice, NovaStar ABS CDO I, Ltd., and on August 20, 2012, the plaintiff filed an amended complaint against NovaStar ABS CDO I, Inc. and other, unrelated entities. The amended complaint alleged the same claims against NovaStar ABS CDO I, Inc. On September 12, 2012, NovaStar ABS CDO I, Inc. filed a motion to dismiss the amended complaint. On December 27, 2012, the court dismissed the claims against all defendants without granting the plaintiff leave to amend its complaint. However, the court gave the plaintiff the opportunity, until March 1, 2013, to write a letter to the court explaining how it would amend to correct the noted deficiencies in its complaint if granted leave. In response, the plaintiff, on January 23, 2013, filed a motion for leave to file an amended complaint and to alter, amend or vacate the judgment of dismissal. On March 8, 2013 the court denied plaintiff's motion and made its dismissal final. The plaintiff appealed. In its opening brief filed June 3, 2013, plaintiff appellant acknowledged that it was not appealing the lower court’s dismissal of NovaStar ABS CDO I, Inc., the sole remaining NovaStar defendant.

On February 28, 2013 the Federal Housing Finance Agency, as conservator for the Federal Home Loan Mortgage Corporation (Freddie Mac) and on behalf of the Trustee of the NovaStar Mortgage Funding Trust, Series 2007-1 filed a summons with notice in the Supreme Court of the State of New York, County of New York against Novation Companies, Inc. and NovaStar Mortgage, Inc. ("NMI"). The notice provides that this is a breach of contract action with respect to certain, unspecified mortgage loans and defendant's failure to repurchase such loans under the applicable agreements. Plaintiff alleges that defendants, from the closing date of the transaction that created the Trust that mortgage loans that were sold to the Trust, were aware of the breach of the representations and warranties made and failed to notice and cure such breaches, and due to the failure of defendants to cure any breach, notice to defendants would have been futile. The summons with notice was not served until June 28, 2013. By letter dated June 24, 2013, the Trustee of the NovaStar Mortgage Funding Trust, Series 2007-1 forwarded a notice from Freddie

Mac alleging breaches of representations and warranties with respect to 43 loans, as more fully set forth in included documentation. The 43 loans had an aggregate, original principal balance of about $6.5 million. On August 19, 2013, Deutsche Bank National Trust Company, as Trustee, filed a complaint identifying alleged breaches of representations and warranties with respect to seven loans that were included in the earlier list of 43 loans. Plaintiff also generally alleged a trust-wide breach of representations and warranties by defendants with respect to loans sold and transferred to the trust. Plaintiff seeks specific performance of repurchase obligations; compensatory, consequential, recessionary and equitable damages for breach of contract; specific performance and damages for anticipatory breach of contract; and indemnification (indemnification against NMI only). On October 9, 2013, Company and NMI filed a motion to dismiss plaintiff’s complaint. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that it has meritorious defenses to the case and expects to defend the case vigorously.

Note 11. Shareholders’ Deficit

In connection with the Company's issuance of convertible preferred stock in 2007, which was subsequently exchanged for shares of newly-issued common stock in 2011, the Company accrued an estimate for offering costs incurred by the preferred stock investors. In accordance with the relevant accounting guidance, the Company originally recorded these costs to additional paid in capital as a reduction of the proceeds from issuance. As the statute of limitations whereby the investors may claim the expenses lapsed during the three months ended September 30, 2013, the Company adjusted the estimated accrued offering costs, resulting in a $1.8 million increase to additional paid in capital.

Noncontrolling Interests – During the nine months ended September 30, 2013, the Company distributed approximately $0.7 million of excess capital, as determined in accordance with the StreetLinks operating agreement, to the noncontrolling members of StreetLinks.  Each member's share of the distribution is determined based on their ownership interest at the time of the distribution.

During the second quarter of 2013, the Company foreclosed on the membership interests of the noncontrolling members in full satisfaction of Advent's outstanding intercompany debt obligations. In accordance with the relevant accounting guidance, this debt extinguishment was treated as an equity transaction, reducing Advent's noncontrolling interest deficit by approximately $1.9 million. See Note 4 for additional information regarding this acquisition.

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

The following tables present for each of the fair value hierarchy levels, the Company's assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage securities – available-for-sale	$3,519	$—	$—	$3,519

Liabilities:
Contingent consideration (A)	$237	$—	$—	$237

(A)	The contingent consideration represents the estimated fair value of the additional potential amounts payable in connection with our acquisition of Corvisa.

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage securities – available-for-sale	$3,906	$—	$—	$3,906

Liabilities:
Contingent consideration (A)	$1,099	$—	$—	$1,099

(A)
The contingent consideration represents the estimated fair value of the additional potential amounts payable in connection with our acquisitions of Mango and Corvisa, $0.2 million and $0.9 million, respectively.

Valuation Methods and Processes

The Company estimates the fair value of all items subject to fair value accounting using present value techniques and generally does not have the option to choose other valuation techniques for these items. There have been no significant changes to the Company's financial statements as a result from changes to the Company's valuation techniques during the nine months ended September 30, 2013.

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

Mortgage securities – available-for-sale – Mortgage securities classified as available-for-sale are reported at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income. To the extent that the cost basis of mortgage securities exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. The specific identification method is used in computing realized gains or losses. The Company uses the discount rate methodology for determining the fair value of its residual securities. The fair value of the residual securities is estimated based on the present value of future expected cash flows to be received. Management's best estimate of key assumptions, including credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved, are used in estimating future cash flows.

Contingent consideration – The Company estimated the fair value of the Corvisa contingent consideration using projected revenue over the earn-out period, and applied a discount rate commensurate with the risks involved to the projected earn-out payments. The key inputs for the projected revenue analysis were the number of units completed and the average amount of revenue per unit.

The following table presents certain quantitative information about the significant unobservable inputs used in the fair value measurement for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Description	Valuation Techniques	Significant Unobservable Inputs	Range
Assets:
Mortgage securities – available-for-sale	Present value analysis	Prepayment rates	7.5% – 12.6%
		Weighted average life (years)	2.0 – 2.0
Liabilities:
Contingent consideration	Present value analysis	Revenue growth	0.0% – 19.0%

As discussed in Note 5 to the condensed consolidated financial statements, the Company's mortgage securities – available-for-sale, are measured at fair value. These securities are valued at each reporting date using significant unobservable inputs (Level 3) by discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The Company has no other assets measured at fair value.

The significant unobservable inputs used in the fair value measurement of mortgage securities – available-for-sale are prepayment rates and the weighted average life for the underlying mortgage loan collateral. Using a faster (higher) estimated prepayment rate would decrease the value of the securities. The Company uses a weighted average life of 2 years from the reporting date for the expected future estimated cash flows. The future cash flows are highly-dependent upon the performance of the underlying collateral of mortgage loans. The nonperformance risk associated with the collateral is the key reason the Company utilizes such a short weighted average life in its calculation. Assuming a shorter weighted average life would decrease the estimated value of the mortgage securities. Alternatively, assuming a longer weighted average life would increase the estimated value of the mortgage securities.

The only liability recorded at fair value in the condensed consolidated balance sheets is the contingent consideration liability associated with the Company's acquisition of Corvisa. The payment is contingent on future revenue generated from the original Corvisa technology platform. The obligation is valued at each reporting date using significant unobservable inputs (level 3). The Company estimated the fair value using projected revenue over the earn-out period, and applies a discount rate commensurate with the risks involved to the projected earn-out payments.

The significant unobservable input used in the fair value measurement of the contingent consideration liability is the growth of the forecasted revenue to be generated from the original Corvisa technology platform. The Company utilizes forecasted revenue amounts to determine whether the revenue targets set forth in the terms of the acquisition will be achieved. Assuming that the required revenue will not be realized would decrease the estimated fair value of the contingent consideration liability.

The following tables provide a reconciliation of the beginning and ending balances for the Company's mortgage securities – available-for-sale, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine and three months ended September 30, 2013 and 2012 (dollars in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2013	2012	2013	2012
Balance, beginning of period	$3,906	$3,878	$3,402	$4,406
Increases (decreases) to mortgage securities – available-for-sale:
Accretion of income (A)	580	807	207	294
Proceeds from paydowns of securities (A)	(552)	(814)	(148)	(312)
Mark-to-market value adjustment	(415)	249	58	(268)
Net increase (decrease) to mortgage securities – available-for-sale	(387)	242	117	(286)
Balance, end of period	$3,519	$4,120	$3,519	$4,120

(A)
Cash received on mortgage securities with no cost basis was $3.2 million and $1.2 million for the nine and three months ended September 30, 2013, respectively, and $3.2 million and $0.5 million for the nine and three months ended September 30, 2012, respectively.

The following table provides a reconciliation of the beginning and ending balances for the Company's contingent consideration liability, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine and three months ended September 30, 2013 and 2012 (dollars in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2013	2012	2013	2012
Balance, beginning of period	$1,099	$1,154	$474	$1,154
Fair value adjustment	(862)	—	(237)	—
Balance, end of period	$237	$1,154	$237	$1,154

The following table provides a summary of the impact to earnings for the nine and three months ended September 30, 2013 and 2012 from adjustments to those Company's assets and liabilities measured at fair value on a recurring and nonrecurring basis (dollars in thousands):

		Fair Value Adjustments
		For the Nine Months Ended September 30,		For the Three Months Ended September 30,
Asset or Liability Measured at Fair Value	Fair Value Measurement Frequency	2013	2012	2013	2012	Statement of Operations Line Item Impacted
Contingent consideration (A)	Recurring	(862)	—	(237)	—	Other income (expense)
Total fair value gains (B)		$(862)	$—	$(237)	$—

(A)
The contingent consideration represents the estimated fair value of the additional potential earn-out opportunity payable in connection with the acquisition of Corvisa that is contingent and based upon certain future earnings targets.

(B)	The Company did not have any impairments relating to mortgage securities – available-for-sale or the nine and three months ended September 30, 2013 and 2012.

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

The estimated fair values of the Company's financial instruments are as follows as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	As of September 30, 2013		As of December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Restricted cash	$2,131	$2,092	$2,215	$2,150
Mortgage securities – available-for-sale	3,519	3,519	3,906	3,906
Financial liabilities:
Senior notes	$83,320	$12,287	$81,728	$11,527
Note payable to related party	3,863	2,749	4,613	3,064

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

Note payable to related party – The fair value of the note payable to related party is estimated by discounting future projected principal and interest payment cash flows using a discount rate commensurate with the risks involved. As of September 30, 2013, the future projected interest payments were calculated assuming the stated rate of 4.0% per annum until maturity in March 2016.

Note 13. Income Taxes

For the nine months ended September 30, 2013, the Company recorded income tax expense from continuing operations of $27.3 million, compared to an income tax benefit of $63.5 million for the nine months ended September 30, 2012. The majority of both the expense during the nine months ended September 30, 2013 and benefit during the nine months ended September 30, 2012 were discrete events attributable to adjustment of the valuation allowance against the Company's deferred tax assets.

During the first quarter of 2012, the Company determined that it is more likely than not that it will realize a portion of its deferred tax assets, therefore, a portion of the Company's valuation allowance was released. The Company still believes that it is more likely than not that it will realize a portion of its deferred tax assets. However, significant increases in mortgage lending interest rates during the nine months ended September 30, 2013 have caused a decrease in the volume of appraisals completed by StreetLinks. As a result, the Company reassessed the amount of deferred tax assets ultimately expected to be realized. This reassessment concluded with an increase in the valuation allowance against its deferred tax assets of approximately $27.6 million during the second quarter of 2013, bringing the Company's net deferred tax asset to $35.5 million as of September 30, 2013 as compared to $63.1 million as of December 31, 2012. The Company's determination of the realizable deferred tax assets requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods. As of September 30, 2013 and December 31, 2012, the Company maintained a valuation allowance of $247.7 million and $219.7 million, respectively, for its deferred tax assets.

As of September 30, 2013 and December 31, 2012, the total gross amount of unrecognized tax benefits was $0.7 million and $1.1 million, respectively. These amounts also represent the total amount of unrecognized tax benefits that would impact the effective tax rate in the respective periods. During the three months ended September 30, 2013, the Company released approximately $0.4 million of the unrecognized tax benefits due to the lapse of the statute of limitations. The Company anticipates an additional reduction of the unrecognized tax benefits in the amount of $0.6 million due to the lapse of statute of limitations in the next twelve months.

Note 14. Segment Reporting

As discussed in Note 3, effective February 27, 2013, the Company committed to a plan to abandon the operations of Mango, which comprised the Company's entire Logistics segment. As a result, the operating results of Mango and any related eliminations have been included in Discontinued Operations within the tables below.

The Company reviews, manages and operates its business in three segments: Corporate, Appraisal Management, and Financial Intermediary. Corporate operating results include mortgage securities retained from securitizations, corporate general and administrative expenses, and the operating results of CorvisaCloud, as these results are not material for any of the periods presented. Appraisal Management operations include the service fee income and related expenses from the Company's majority-owned subsidiary, StreetLinks. The Financial Intermediary segment consists of the financial settlement service fee income and related expenses from a wholly-owned subsidiary of the Company, Advent. Management evaluates segment performance based on income before income taxes, which is prior to the allocation of losses attributable to the noncontrolling interests.

The following is a summary of the operating results of the Company's segments for the nine months ended September 30, 2013 and 2012 and a summary of their financial positions as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	Corporate	Appraisal Management	Financial Intermediary	Eliminations	Discontinued Operations (C)	Total
For the Nine Months Ended September 30, 2013
Service fee income	$7,196	$116,695	$8,261	$(6,465)	$—	$125,687
Interest income	4,094	—	—	(327)	—	3,767
Interest expense	2,393	28	309	(327)	—	2,403
Depreciation and amortization expense (A)	677	1,560	269	—	382	2,888
(Loss) income from continuing operations before income tax expense	(5,372)	6,915	(1,152)	(229)	—	162
Additions to long-lived (D)	2,252	236	357	—	10	2,855

As of September 30, 2013
Total assets (B)	$63,972	$18,403	$3,717	$(9,800)	$—	$76,292

(A)
Amounts related to continuing operations are included in the cost of services and selling, general and administrative expense line items of the condensed consolidated statements of operations, while amounts related to discontinued operations are included in the (loss) income from discontinued operations, net of income taxes.

(B)	Appraisal Management segment includes goodwill of $3.2 million resulting from the acquisition of StreetLinks.

(C)	See Note 3 for additional information regarding the financial position and operating results of discontinued operations.

(D)	Amount includes assets acquired under capital leases.

	Corporate	Appraisal Management	Financial Intermediary	Eliminations	Discontinued Operations (C)	Total
For the Nine Months Ended September 30, 2012
Service fee income	$6,428	$128,570	$9,124	$(6,439)	$—	$137,683
Interest income	4,731	—	—	(708)	—	4,023
Interest expense	2,330	28	680	(708)	—	2,330
Depreciation and amortization expense (A)	246	1,392	72	—	807	2,517
(Loss) income from continuing operations before income tax benefit	(1,826)	4,191	(1,587)	(908)	—	(130)
Additions to long-lived assets	655	947	185	—	338	2,125

As of December 31, 2012
Total assets (B)	$93,097	$22,772	$2,349	$(12,331)	$857	$106,744

(A)
Amounts related to continuing operations are included in the cost of services and selling, general and administrative expense line items of the condensed consolidated statements of operations, while amounts related to discontinued operations are included in the (loss) income from discontinued operations, net of income taxes.

(B)	Appraisal Management segment includes goodwill of $3.2 million resulting from the acquisition of StreetLinks.

(C)	See Note 3 for additional information regarding the financial position and operating results of discontinued operations.

The intersegment service fee income for the nine months ended September 30, 2012 consists of a guaranty fee of approximately $1.0 million paid by the Financial Intermediary segment to the Corporate segment for Corporate's guarantee of the Financial Intermediary segment's performance under its contract with its banking partner. It also includes fees charged by the Corporate segment to the Appraisal Management, Financial Intermediary, and Logistics segments for operational support provided by the Corporate segment's employees. The intersegment interest income and interest expense consists of interest charged by the Corporate segment to the Appraisal Management, Financial Intermediary, and Logistics segments for borrowings.

The following is a summary of the operating results of the Company's segments for the three months ended September 30, 2013 and 2012 (dollars in thousands):

	Corporate	Appraisal Management	Financial Intermediary	Eliminations	Discontinued Operations (B)	Total
For the Three Months Ended September 30, 2013
Service fee income	$2,744	$32,385	$170	$(2,292)	$—	$33,007
Interest income	1,369	—	—	(7)	—	1,362
Interest expense	810	9	1	(7)	—	813
Depreciation and amortization expense (A)	264	505	142	—	—	911
(Loss) income from continuing operations before income tax expense	(2,216)	1,297	(1,785)	—	—	(2,704)
Additions to long-lived assets (C)	675	90	195	—	—	960

(A)
Amounts related to continuing operations are included in the cost of services and selling, general and administrative expense line items of the condensed consolidated statements of operations, while amounts related to discontinued operations are included in the (loss) income from discontinued operations, net of income taxes.

(B)	See Note 3 for additional information regarding the financial position and operating results of discontinued operations.

(C)	Amount includes assets acquired under capital leases.

	Corporate	Appraisal Management	Financial Intermediary	Eliminations	Discontinued Operations (B)	Total
For the Three Months Ended September 30, 2012
Service fee income	$2,095	$44,041	$117	$(2,095)	$—	$44,158
Interest income	995	—	—	(217)	—	778
Interest expense	795	9	208	(217)	—	795
Depreciation and amortization expense (A)	110	471	25	—	642	1,248
(Loss) income from continuing operations before income tax expense	(1,239)	1,081	(2,023)	(374)	—	(2,555)
Additions to long-lived assets	108	397	112	—	199	816

(A)
Amounts related to continuing operations are included in the cost of services and selling, general and administrative expense line items of the condensed consolidated statements of operations, while amounts related to discontinued operations are included in the (loss) income from discontinued operations, net of income taxes.

(B)	See Note 3 for additional information regarding the financial position and operating results of discontinued operations.

Note 15. Earnings per Share

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options and nonvested shares. The Company used the treasury method to calculate earnings per share for all periods presented. The computations of basic and diluted earnings per share for the nine and three months ended September 30, 2013 and 2012 (dollars in thousands, except share and per share amounts) are as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net (loss) income from continuing operations	$(27,127)	$63,419	$(2,327)	$(2,113)
(Loss) income from discontinued operations	(1,064)	(2,377)	50	(1,207)
Net (loss) income	(28,191)	61,042	(2,277)	(3,320)
Less loss attributable to noncontrolling interests	(165)	(1,508)	(88)	(1,114)
(Loss) income available to common shareholders	$(28,026)	$62,550	$(2,189)	$(2,206)

Denominator:
Weighted average common shares outstanding – basic	90,745,504	90,530,738	90,801,716	90,651,716

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	90,745,504	90,530,738	90,801,716	90,651,716
Stock options	—	548,468	—	451,548
Nonvested shares	—	355,776	—	224,294
Weighted average common shares outstanding – dilutive	90,745,504	91,434,982	90,801,716	91,327,558

Basic earnings per share:
Net (loss) income from continuing operations	$(0.30)	$0.70	$(0.03)	$(0.02)
Loss from discontinued operations	(0.01)	(0.03)	—	(0.01)
Net (loss) income	(0.31)	0.67	(0.03)	(0.03)
Less loss attributable to noncontrolling interests	—	(0.02)	(0.01)	(0.01)
Net (loss) income available to common shareholders	$(0.31)	$0.69	$(0.02)	$(0.02)

Diluted earnings per share:
Net (loss) income from continuing operations	$(0.30)	$0.69	$(0.03)	$(0.02)
Loss from discontinued operations	(0.01)	(0.02)	—	(0.01)
Net (loss) income	(0.31)	0.67	(0.03)	(0.03)
Less loss attributable to noncontrolling interests	—	(0.01)	(0.01)	(0.01)
Net (loss) income available to common shareholders	$(0.31)	$0.68	$(0.02)	$(0.02)

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

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2013	2012	2013	2012
Number of stock options	8,435	6,877	8,578	7,384
Weighted average exercise price of stock options	$0.69	$0.77	$0.68	$0.76

During the nine months ended September 30, 2013, the Company granted 0.6 million options to purchase shares of Common Stock at a weighted average exercise price of $0.53. The weighted average impact of 0.4 million and 0.6 million shares are included in the table above for the nine and three months ended September 30, 2013, respectively. There were no options granted during the three months ended September 30, 2013.

The Company granted approximately 6.9 million options during the nine months ended September 30, 2012 at a weighted average exercise price of $0.77. Of this 6.9 million, approximately 5.3 million related to a non-discretionary anti-dilution provision adjustment to preserve the benefits and potential benefits of grants issued prior to the recapitalization of the Company's preferred stock during 2011. These options maintained the original exercise prices and vesting terms of the respective initial grants. The weighted average impact of 5.9 million and 6.4 million shares are included in the table above for the nine and three months ended September 30, 2012, respectively. There were no options granted during the three months ended September 30, 2012.

The Company had approximately 0.6 million and 0.8 million nonvested shares outstanding as of September 30, 2013 and September 30, 2012, respectively, which have original cliff vesting schedules ranging between five and ten years. Of these, the weighted average impact of approximately 0.7 million shares were not included in the calculation of earnings per share for the nine and three months ended September 30, 2013, while 0.6 million nonvested shares were not included in the calculation of earnings per share for the nine and three months ended September 30, 2012, because they were anti-dilutive.

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

•
Consolidated Results of Operations – an analysis of our results of operations for the nine and three months ended September 30, 2013 as presented in our unaudited Condensed Consolidated Financial Statements.

•
Segment Results of Operations – an analysis of our results of operations for the nine and three months ended September 30, 2013 as presented in our unaudited Condensed Consolidated Financial Statements for our reporting segments.

•	Liquidity and Capital Resources – an analysis of our cash flows and financial commitments.

Corporate Overview, Background and Strategy
Our Business
We are a Maryland corporation formed on September 13, 1996. We own 91% of StreetLinks LLC (“StreetLinks”), a national residential appraisal and real estate valuation management company. StreetLinks has three primary product lines:

•	Lender Plus, the core appraisal management service, for which StreetLinks manages the full appraisal process for lenders;

•	LenderX, the technology solution that facilitates lenders managing their own appraisal process; and

•	StreetLinks QX, introduced in the fourth quarter of 2012, an automated appraisal risk management product.

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

In October of 2012, we acquired 85% of IVR Central, LLC, a call center technology company. Subsequent to the acquisition, the name was changed to CorvisaCloud LLC. Primary products of CorvisaCloud include interactive voice response, automated call distribution, call dialing and call recording using cloud technology. CorvisaCloud also provides a full call center replacement offering, which allows for the elimination of legacy on-premise phone systems and includes integration to multiple leading Customer Relation Management and cloud-based sales and operation management systems. The call center solution is fully web-based, hosted in the cloud and highly scalable.

Prior to 2008, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. As a result of those activities, we acquired and continue to own mortgage securities that continue to be a source of our earnings and cash flow.

The Company's condensed consolidated financial statements as of September 30, 2013 and for the nine and three months ended September 30, 2013 and 2012 are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements.

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

Table 1 – Summary of Financial Highlights and Key Performance Metrics (dollars in thousands; except per share amounts)

	For the Nine Months Ended September 30,
	2013	2012
Net (loss) income available to common shareholders per diluted share	$(0.31)	$0.68

	As of
	September 30, 2013	December 31, 2012
Unrestricted cash and cash equivalents	$17,442	$16,362

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

Interest Income – Mortgage Securities
Interest income on the mortgage securities we own was materially consistent year over year, with the Company recognizing approximately $3.8 million during the nine months ended September 30, 2013 compared to $4.0 million during the nine months ended September 30, 2012. For the three months ended September 30, 2013, interest income on these securities increased to $1.4 million, up from $0.8 million during the three months ended September 30, 2012. This increase was due primarily to lower than anticipated losses on the underlying loan collateral, which led certain securities to begin cash-flowing during the current year period after extended periods of inactivity. Management does not expect this trend to continue for the foreseeable future. Instead, the Company would expect interest income and cash flow from these securities to decline as the principal on the underlying loan collateral is paid or written down or off.

Selling, General and Administrative
On a consolidated basis, selling, general and administrative expenses were approximately $25.6 million for the nine months ended September 30, 2013, compared to $21.3 million for the nine months ended September 30, 2012. For the three months ended September 30, 2013, selling, general and administrative expenses totaled $8.1 million compared to $7.1 million for the three months ended September 30, 2012. The increase in all periods was driven primarily by increased compensation-related expenses within the Company's Corporate segment due to growth in the workforce of the Company's IT, marketing, and human resources support functions and the acquisition of CorvisaCloud. Also driving this increase from the prior year to date period is an increase in telecommunications and data services, software licenses and depreciation expense due largely to hardware, computer equipment, and software additions as the Company continues to invest in technology to support the expected growth of its operating subsidiaries.

Other Income (Expense)
Other income (expense) during the nine months ended September 30, 2013 was income of approximately $1.8 million versus expense of approximately $0.1 million during the nine months ended September 30, 2012. The activity in this line item for the year to date period relates primarily to the recovery of the note receivable due from ITS Financial, LLC (“ITS”) coupled with the fair value adjustments for the Corvisa contingent consideration obligation. See Note 6 to the condensed consolidated financial statements for additional information regarding the facts and circumstances surrounding the note receivable due from ITS and Note 10 for additional information regarding the circumstances leading to the downward adjustment of the fair value of the contingent consideration obligation.

Interest Expense
Interest expense was materially consistent year over year, with the Company incurring approximately $2.4 million and $2.3 million for the nine months ended September 30, 2013 and 2012, respectively, and $0.8 million for the three months ended September 30, 2013 and 2012. See Note 9 to the condensed consolidated financial statements for additional information regarding the Company's borrowings.

Income Tax Provision
During the nine months ended September 30, 2013, the Company recorded income tax expense of approximately $27.3 million compared to a benefit of $63.5 million during the nine months ended September 30, 2012. Significant increases in mortgage lending interest rates during the three months ended September 30, 2013 have caused a decrease in the volume of appraisals completed by StreetLinks and is expected to have a negative impact on earnings. As a result, the Company reassessed the amount of deferred tax assets ultimately expected to be realized. The reassessment concluded with an increase in the valuation allowance against its deferred tax assets of approximately $27.6 million. The increase in the valuation allowance was offset slightly by the release of approximately $0.4 million of unrecognized tax benefits due to the lapse of the statute of limitations. The income tax benefit for the nine months ended September 30, 2012 related entirely to the release of a portion of the valuation allowance against its deferred tax assets. See Note 13 to the condensed consolidated financial statements for further details regarding the Company's income tax provision and deferred tax assets.

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

Following is an analysis of the results of operations from the Appraisal Management segment.

Table 2 – Appraisal Management Segment Operations (dollars in thousands, except unit amounts)

	For the Nine Months Ended September 30,				For the Three Months Ended September 30,
	2013		2012		2013		2012
	Total	%	Total	%	Total	%	Total	%
Service fee income:
Full service appraisal management	$114,101	97.8%	$127,424	99.1%	$31,592	97.6%	$43,597	99.0%
Other valuation services and transactions	1,238	1.1	1,146	0.9	384	1.2	444	1.0
Automated examination and valuation services	1,356	1.2	—	—	409	1.3	—	—
Total service fee income	116,695	100.0	128,570	100.0	32,385	100.0	44,041	100.0

Cost of services	101,075	86.6	115,586	89.9	28,473	87.9	39,872	90.5
Selling, general and administrative expense and other	9,429	8.1	8,762	6.8	2,866	8.8	3,053	6.8
Total expenses	110,504	94.7	124,348	96.7	31,339	96.8	42,925	97.4

Other income (expense), net	724	0.6	(31)	—	251	0.8	(35)	—

Net income before income taxes	$6,915	5.9%	$4,191	3.3%	$1,297	4.0%	$1,081	2.5%

Completed orders:
Full service appraisal management	282,774		335,235		78,936		116,357
Other valuation services and transactions	72,573		61,399		21,830		23,397
Automated examination and valuation services	90,297		—		26,367		—

Service Fee Income
Service fee income in the Appraisal Management segment decreased to $116.7 million during the nine months ended September 30, 2013 from $128.6 million during the nine months ended September 30, 2012. For the three months ended September 30, 2013, service fee income decreased to $32.4 million from $44.0 million for the three months ended September 30, 2012.

The decrease in service fee income for the full service appraisal management product line for the nine and three months ended September 30, 2013 was directly attributable to the decline in completed order volume for all periods. Completed order volume was impacted by rising mortgage rates throughout the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012. The decline in completed order volume was offset to some extent by significant increases in per unit revenues for full service appraisal management orders. The decline in service fee income for the full service appraisal management product line for the nine and three months ended September 30, 2013 was further offset by the additional revenue generated by the Company's new automated examination and valuation product line during these periods. As this product line was introduced during the fourth quarter of 2012, there were no comparable revenues for the nine and three months ended September 30, 2012.

Cost of Services
Cost of services totaled $101.1 million for the nine months ended September 30, 2013 compared to $115.6 million for the same period in 2012. These costs declined from $39.9 million for the three months ended September 30, 2012 to $28.5 million for the nine months ended September 30, 2013. The decreases in all periods are attributable to declines in direct costs to appraisers as the completed order volume has declined. Further, as the volume declines, the Company reduces related production costs, primarily compensation-related costs.

Selling, General and Administrative
Selling, general and administrative expenses increased to $9.4 million from $8.8 million for the nine months ended September 30, 2013 and 2012, respectively, and decreased slightly to $2.9 million from $3.1 million for the three months ended September 30, 2013 and 2012. This increase for the year to date period is primarily attributable to an increase in IT support, as the Company continues to develop, maintain and expand its IT infrastructure and support staff to accommodate new and existing customers and product lines.

Other Income (Expense)
Other income (expense) for the nine and three months ended September 30, 2013 is comprised primarily of the fair value adjustment for the Corvisa contingent consideration obligation. For additional information regarding the circumstances leading to the downward adjustment of the fair value of this obligation, see Note 10 to the condensed consolidated financial statements.

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

Following is an analysis of the results of operations from the Financial Intermediary segment.

Table 3 – Financial Intermediary Segment Operations (dollars in thousands, except unit amounts)

	For the Nine Months Ended September 30,				For the Three Months Ended September 30,
	2013		2012		2013		2012
	Total	%	Total	%	Total	%	Total	%
Service fee income:
Settlement	$6,920	83.8%	$8,109	88.9%	$138	81.2%	$35	29.9%
Bank account distribution	1,341	16.2	1,015	11.1	32	18.8	82	70.1
Total service fee income	8,261	100.0	9,124	100.0	170	100.0	117	100.0
								—
Cost of services	5,598	67.8	5,696	62.4	731	430.0	816	697.4
Selling, general and administrative expense	3,594	43.5	3,323	36.4	1,196	703.5	1,116	953.8
Guaranty fees - NCI	—	—	1,012	11.1	—	—	—	—
Total expenses	9,192	111.3	10,031	109.9	1,927	1,133.5	1,932	—

Other income (expense), net	88	1.1	—	—	(27)	(15.9)	—	—
Interest expense - NCI	(309)	(3.6)	(680)	(7.5)	(1)	(0.6)	(208)	(177.8)

Net income (loss) before income taxes	$(1,152)	(13.9)%	$(1,587)	(17.4)%	$(1,785)	(1,050.0)%	$(2,023)	(1,729.1)%

Settlements of federal income tax refunds (A)	446,480		573,408		9,521		4,241
Bank accounts enrolled (B)	75,455		45,143		2,394		2,863

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

Service Fee Income
The decrease in service fee income in the Financial Intermediary segment from $9.1 million for the nine months ended September 30, 2012 to $8.3 million for the nine months ended September 30, 2013 is due to a significant decrease in the number of settlements offset slightly by the increase in the number of prepaid card enrollments. The decrease in the volume of settlements is due in large part to the loss of a significant electronic return originator (ERO) partner from the 2012 tax season. In addition, feedback from our returning ERO partners would also indicate a slight decline in their year over year return volume as well as settlement product take rate when compared to the nine months ended September 30, 2012. Lastly, the delay in the start of the electronic filing season, as well as unpredictable and relatively slow funding cycles from the IRS have spread out traditional filing and funding periods.

Service fee income for the three months ended September 30, 2013 and 2012 was not significant.

Cost of Services
Despite the significant decline in settlement fee income, costs of services remained materially consistent at $5.6 million and $5.7 million for the nine months ended September 30, 2013 and 2012, respectively. This is due primarily to decreased settlement volume offset almost entirely by increases in IT, software licenses, and depreciation expense due largely to the Company's continued efforts to develop, maintain and expand its operating platform and IT infrastructure to accommodate new and existing ERO and software partners and prepare for the 2014 tax season.

Cost of services totaled $0.7 million for the three months ended September 30, 2013, which was materially consistent with the $0.8 million experienced during the three months ended September 30, 2012.

Selling, General and Administrative
Selling, general and administrative expenses primarily include costs to administer settlement programs, including compensation and related expenses for non-production staff, professional service fees, and IT support costs. For the nine months ended September 30, 2013, selling, general and administrative expenses increased slightly to $3.6 million from $3.3 million for the nine months ended September 30, 2012. This increase was driven primarily by an increase in IT and administrative support costs offset slightly by a decline in professional service fees.

Selling, general and administrative expenses were materially consistent for the three months ended September 30, 2013 when compared to the same periods in 2012.

Guarantee Fees and Interest Expense
During the nine months ended September 30, 2012, NCI charged a guaranty fee of approximately $1.0 million to the Financial Intermediary segment for NCI's guarantee of Advent's performance under its contract with its settlement services banking partner. No such amount was charged for the nine months ended September 30, 2013. Interest expense was charged on all amounts borrowed from NCI.

The decline in interest expense for all periods presented was due to the forgiveness of Advent's intercompany debt obligations during the second quarter of 2013 in exchange for the remaining noncontrolling ownership interests. See Note 4 to the condensed consolidated financial statements for additional discussion regarding this transaction.

Liquidity and Capital Resources
As of September 30, 2013, we had approximately $17.4 million in unrestricted cash and cash equivalents and $2.1 million of restricted cash, $1.1 million of which is included in the restricted cash line item of the condensed consolidated balance sheets and $1.0 million is included in the other noncurrent assets line item.

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

The indentures governing the Senior Notes (the “Indentures”) contain restrictive covenants (the “Negative Covenants”) subject to exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit NCI and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring our shares or equity in our subsidiaries, making payment on our debt securities that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in our subsidiaries or all or substantially all of the assets of our subsidiaries. The Senior Notes accrue interest at a rate of 1.0% until the earlier of (a) the completion of an equity offering by NCI or our subsidiaries that results in proceeds of $40 million or more or (b) January 1, 2016. Thereafter, the Senior Notes will accrue interest at a rate of three-month LIBOR plus 3.5% (the “Full Rate”). Interest on the Senior Notes is paid on a quarterly basis and no principal payments are due until maturity on March 30, 2033. The Negative Covenants remain in effect until both of the following conditions are met: 1) the Senior Notes begin accruing interest at the Full Rate, and 2) the Company satisfies certain financial covenants (the “Financial Covenants”). Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95%. As the Senior Notes were not accruing interest at the Full Rate, the Negative Covenants, as defined above, were still in effect as of September 30, 2013 and December 31, 2012. As such, the Company was under no obligation to comply with the Financial Covenants during these periods.

There have been no significant changes to the Company's contractual obligations as presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Overview of Cash Flow for the Nine Months Ended September 30, 2013
The following table provides a summary of our operating, investing and financing cash flows as taken from our condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012.

Table 5 – Summary of Operating, Investing and Financing Cash Flows (dollars in thousands)

	For the Nine Months Ended September 30,
	2013	2012
Consolidated Statements of Cash Flows:
Cash provided by operating activities	$2,870	$7,703
Cash flows (used in) provided by investing activities	(278)	1,813
Cash flows used in financing activities	(1,512)	(874)

Operating Activities
Cash provided by operating activities decreased to $2.9 million during the nine months ended September 30, 2013 from $7.7 million over the same period in 2012. This decline is driven almost entirely by changes in the volume of customer/provider receipts/payments when comparing the nine months ended September 30, 2013 to the nine months ended September 30, 2012, which can be attributed to trends in completed order volume during these periods. The remaining decrease is due primarily to the receipt of a large income tax refund during the nine months ended September 30, 2012, with no corresponding refund received in 2013.

Investing Activities
The decrease in the net cash flows provided by investing activities is due primarily to declines in the proceeds from paydowns of notes receivable, which is a function of the timing and terms of the underlying notes receivable.

Financing Activities
The increase in cash flows used in financing activities when comparing the nine months ended September 30, 2013 and 2012 is due to an increase in the distributions of excess capital, as determined in accordance with the StreetLinks operating agreement, to noncontrolling members of StreetLinks. The additional distributions of excess capital are simply a function of the increase in StreetLinks' earnings year over year. Further contributing to the increase in cash flows used in financing activities is a reduction in contributions from noncontrolling interests as a result of the dissolution of Mango during the first quarter of 2013.

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

The Company's principal executive officer and principal financial officer evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report and concluded that the Company's disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.

Management's Plan for Remediation of Material Weakness
The Company identified a material weakness in its internal control over financial reporting during the second quarter of 2013 related to the evaluation and adjustment of the Company's deferred tax assets and related valuation allowance. Because of the significant size of the Company's deferred tax assets, the long period over which these assets may be used, and the manner in which it is calculated, relatively small changes in inputs used in the assessment result in material changes in the amount at which the valuation allowance related to the Company's deferred tax assets is ultimately recorded.

The Company has procedures in place to ensure the accuracy of the inputs and the output for this computation. However, these procedures did not detect an input error that resulted in a material error in the final determination of the deferred tax asset and related valuation allowance. The material error was corrected prior to filing the second quarter reports under federal securities laws.

To remediate this material weakness, the Company designed and implemented additional controls over the schedules that support the inputs and detailed calculations used in the Company's assessment of its deferred tax assets during the third quarter of 2013. These controls include additional layers of review of the detailed financial models, schedules and other calculations supporting the recorded deferred tax asset. In addition to the remedial measures taken with regard to the design of controls, the Company has concluded, through testing, that the additional controls are operating effectively. As the additional controls were deemed to be appropriately designed and implemented and were operating effectively as of September 30, 2013, the Company considers the material weakness to be remediated as of September 30, 2013.

Changes in Internal Control over Financial Reporting
Except as discussed in paragraph three of Management's Plan for Remediation of Material Weakness above, there were no other changes in our internal controls over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On June 20, 2011, the National Credit Union Administration Board, as liquidating agent of U.S. Central Federal Credit Union, filed an action against NMFC and numerous other defendants in the United States District Court for the District of Kansas, claiming that the defendants issued or underwrote residential mortgage-backed securities pursuant to allegedly false or misleading registration statements, prospectuses, and/or prospectus supplements. On October 12, 2011, the complaint was served on NMFC. On December 20, 2011, NMFC filed a motion to dismiss the plaintiff's complaint and to strike certain paragraphs of the complaint. On July 25, 2012, the court granted the motion in part and denied the motion in part. The plaintiff was granted leave to amend the complaint. On August 24, 2012, the plaintiff filed an amended complaint making essentially the same claims against NMFC. On October 29, 2012, NMFC filed a motion to dismiss the amended complaint. The defendants had claimed that the case should be dismissed based upon a statute of limitations and sought an appeal of the court's denial of this defense. An interlocutory appeal of this issue was allowed, and oral argument on the appeal occurred May 8, 2013. On August 27, 2013, the Tenth Circuit affirmed the lower court’s denial of defendants’ motion to dismiss the plaintiff’s claims as being time barred; the appellate court held that the Extender Statute, 12 U.S.C. §1787(b)(14) applied to plaintiff’s claims. On September 12, 2013, the lower court denied NMFC’s motion to dismiss the amended complaint against NMFC. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that NMFC has meritorious defenses to the case and expects it to defend the case vigorously.

On May 30, 2012, Woori Bank filed an action against NovaStar ABS CDO I, Inc. and NovaStar ABS CDO I, Ltd. (collectively, “NCDO”) and certain other unrelated entities in the United States District Court for the Southern District of New York, claiming common law fraud, negligent misrepresentation and unjust enrichment based on allegations that defendants knew that NCDO securities purchased by the plaintiff involved more risk than their ratings suggested. The plaintiff dismissed, without prejudice, NovaStar ABS CDO I, Ltd., and on August 20, 2012, the plaintiff filed an amended complaint against NovaStar ABS CDO I, Inc. and other, unrelated entities. The amended complaint alleged the same claims against NovaStar ABS CDO I, Inc. On September 12, 2012, NovaStar ABS CDO I, Inc. filed a motion to dismiss the amended complaint. On December 27, 2012, the court dismissed the claims against all defendants without granting the plaintiff leave to amend its complaint. However, the court gave the plaintiff the opportunity, until March 1, 2013, to write a letter to the court explaining how it would amend to correct the noted deficiencies in its complaint if granted leave. In response, the plaintiff, on January 23, 2013, filed a motion for leave to file an amended complaint and to alter, amend or vacate the judgment of dismissal. On March 8, 2013 the court denied plaintiff's motion and made its dismissal final. The plaintiff appealed. In its opening brief filed June 3, 2013, plaintiff appellant acknowledged that it was not appealing the lower court’s dismissal of NovaStar ABS CDO I, Inc., the sole remaining NovaStar defendant.

On February 28, 2013 the Federal Housing Finance Agency, as conservator for the Federal Home Loan Mortgage Corporation (Freddie Mac) and on behalf of the Trustee of the NovaStar Mortgage Funding Trust, Series 2007-1 filed a summons with notice in the Supreme Court of the State of New York, County of New York against Novation Companies, Inc. and NovaStar Mortgage, Inc. ("NMI"). The notice provides that this is a breach of contract action with respect to certain, unspecified mortgage loans and defendant's failure to repurchase such loans under the applicable agreements. Plaintiff alleges that defendants, from the closing date of the transaction that created the Trust that mortgage loans that were sold to the Trust, were aware of the breach of the representations and warranties made and failed to notice and cure such breaches, and due to the failure of defendants to cure any breach, notice to defendants would have been futile. The summons with notice was not served until June 28, 2013. By letter dated June 24, 2013, the Trustee of the NovaStar Mortgage Funding Trust, Series 2007-1 forwarded a notice from Freddie Mac alleging breaches of representations and warranties with respect to 43 loans, as more fully set forth in included documentation. The 43 loans had an aggregate, original principal balance of about $6.5 million. On August 19, 2013, Deutsche Bank National Trust Company, as Trustee, filed a complaint identifying alleged breaches of representations and warranties with respect to seven loans that were included in the earlier list of 43 loans. Plaintiff also generally alleged a trust-wide breach of representations and warranties by defendants with respect to loans sold and transferred to the trust. Plaintiff seeks specific performance of repurchase obligations; compensatory, consequential, recessionary and equitable damages for breach of contract; specific performance and damages for anticipatory breach of contract; and indemnification (indemnification against NMI only). On October 9, 2013, Company and NMI filed a motion to dismiss plaintiff’s complaint. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that it has meritorious defenses to the case and expects to defend the case vigorously.

Item 1A. Risk Factors

Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(dollars in thousands, except per share amounts)

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (A)
July 1, 2013 - July 31, 2013	—	—	—	$1,020
August 1, 2013 - August 31, 2013	—	—	—	$1,020
September 1, 2013 - September 30, 2013	—	—	—	$1,020

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
101
The following financial information from Novation Companies, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the nine and three months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the nine and three months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Shareholders' Equity for the nine months ended September 30, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

(1) See Note 15 to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVATION COMPANIES, INC.

DATE:	November 7, 2013	/s/ W. Lance Anderson
W. Lance Anderson, Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

DATE:	November 7, 2013	/s/ Rodney E. Schwatken
Rodney E. Schwatken, Chief Financial Officer
(Principal Financial Officer)

DATE:	November 7, 2013	/s/ Brett A. Monger
Brett A. Monger, Vice President and Chief Accounting Officer
(Principal Accounting Officer)