Form 10-K
period 2013-12-31
NOVATION COMPANIES, INC.
filed 2014-02-28
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2013 was approximately $16,654,000, based upon the closing sales price of the registrant’s common stock as quoted by OTC Markets’ Group inter-dealer quotation service as a OTCQB security.

The number of shares of the Registrant's Common Stock outstanding on February 21, 2014 was 91,479,519.

Documents Incorporated by Reference
Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the Novation Companies, Inc. definitive proxy statement for the 2014 annual meeting of the shareholders, which will be filed with the Commission no later than 120 days after December 31, 2013.

NOVATION COMPANIES, INC.
FORM 10-K
For the Fiscal Year ended December 31, 2013

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

Item 1. Business

Novation Companies, Inc. (the “Company” or ”Novation” or “we” or “us”) is a Maryland corporation formed on September 13, 1996.

StreetLinks, LLC (StreetLinks) is a national residential appraisal and real estate valuation management company which we acquired in 2008. We own 91% of StreetLinks.

Advent Financial Service, LLC (Advent) is a provider of financial settlement services for income tax preparation businesses and prepaid debit card and related services to customers of these tax preparation businesses. We acquired Advent in 2009. We own 100% of Advent.

CorvisaCloud, LLC (CorvisaCloud) is a developer and seller of proprietary cloud-based contact center software and private branch exchange (PBX) systems. In addition, CorvisaCloud provides implementation consulting services for clients of a leading customer relationship management (CRM) software. We acquired CorvisaCloud in 2012. It was originally named IVR Central LLC and we rebranded the business to CorvisaCloud in 2013. We own 100% of CorvisaCloud.

In each of these businesses we invested at the early stage of the company’s life with the goal of growing each business to its maximum potential. When we acquire businesses, our goal is to own indefinitely. However, we may consider the sale of a business or businesses if we believe we can invest the proceeds from a sale elsewhere at a better risk adjusted long term return for shareholders. This may include investing capital in a business we already own or investing in an unrelated business not yet identified.

What follows is a discussion of each business separately. Note 13 to the consolidated financial statements set forth in Item 8 of this report, which is incorporated by reference, includes information about the operating results and financial position of the segments to which these businesses relate.

STREETLINKS, LLC

StreetLinks is a leading national provider of residential appraisal management services, appraisal management technology, and automated valuation products. StreetLinks offers three primary products:

•	Lender Plus, the core appraisal management service, for which StreetLinks manages the full appraisal process for lenders;

•	Lender X, software that facilitates lenders managing their own appraisal process; and

•	StreetLinks QX, an automated appraisal risk management product.

StreetLinks’ goal with each of these products is to offer the industry’s leading quality solution delivered with best-in-class service.

LenderPlus is designed for mortgage lenders of all sizes who want to outsource the management of their appraisal process. Upon receiving an appraisal order from a lender, StreetLinks will order that appraisal through its national appraiser vendor network, quality control that appraisal when it is received from the appraiser, and upon completion of a quality appraisal, deliver it to the lender. To increase the LenderPlus business StreetLinks focuses on increasing the number of customers who utilize LenderPlus and increasing its market share with each current customer.

LenderX is designed for mortgage lenders who want to manage their own appraisal process and need the technology necessary to do so efficiently. To grow the LenderX business StreetLinks focuses on increasing the number of customers who utilize LenderX. StreetLinks believes that over time a certain percentage of customers who initially elect to use the LenderX product may move to its LenderPlus product. LenderX also acts as a gateway for StreetLinks to deliver its automated valuation products to lenders, which today consists of StreetLinks QX.

StreetLinks QX is designed to assist underwriters in evaluating the quality of an appraisal. StreetLinks offers the product with every LenderPlus appraisal it delivers as well as to lenders to evaluate appraisals from competing appraisal management companies. To grow the QX business StreetLinks focuses on growing the number of customers who use the product as well as selling those customers on the value of running QX on 100% of their appraisals. We believe QX is the best automated appraisal risk management product in the industry today.

The increase in interest rates experienced in 2013 lowered the volume of mortgage originations industrywide and caused a decline in StreetLinks' production.

ADVENT FINANCIAL SERVICES, LLC

Advent provides financial settlement services for professional tax preparers nationwide. Certain customers of professional tax preparers who receive a tax refund may not have a bank account in which to deposit their refund and/or may prefer to pay for the cost of the tax preparation work once the refund is received rather than pay an upfront fee at the time the return is prepared. These customers can choose to have the tax refund processed through Advent for a fee. When Advent receives the refund, it collects its settlement fee, pays the tax preparer their fee and remits the remaining proceeds to the customer in the manner they choose. While being a convenience and value add service for the customer, this also serves as an important receivables management and reconciliation platform for the tax preparer.

The taxpayer has the choice of receiving their refund in the form of a check, direct deposit to an existing bank account, or loaded onto Advent’s prepaid debit card, branded the Get It Card. The Get It Card provides access to tailored banking and payment services designed to meet the needs of low and moderate-income level individuals. Advent is not a bank but acts as an intermediary for banking products on behalf of other banking institutions. If the customer chooses the Get It Card, Advent earns additional revenue from card usage.

Advent establishes a relationship with its professional tax preparer customers through direct call center sales, e-mail campaigns, attendance at trade shows and a small field sales force. In order for the tax preparers to process returns through Advent during the tax season, Advent has to integrate with the tax software that each tax preparer uses. Today Advent is integrated with seven of the top ten tax software providers. When the tax return is prepared, taxpayer information is collected and transmitted to Advent through the tax software’s electronic filing platform. For serving as this gateway between Advent and the tax preparer, the tax software provider receives a portion of the economics of the transaction fees between Advent and the tax preparer.

CORVISACLOUD, LLC

CorvisaCloud is a provider of cloud-based, proprietary communication software under the brand CorvisaOne™ and implementation consulting services for its own clients as well as clients of a leading customer relationship management (CRM) software provider.

CorvisaOne™ is a full contact center suite including both inbound and outbound contact center functionality as well as full private branch exchange (PBX) phone system functionality. Features of the communications software include interactive voice response, automated call distribution, campaign dialing, and a variety of other services, all of which are delivered to clients as part of a comprehensive, fully-hosted cloud solution. The software is fully integrated with the leading CRM provider and can be integrated with other third party software solutions via our advanced web service, JavaScript and platform integration solutions. CorvisaCloud's target customers are businesses of all sizes in all industries, anywhere in the world.

We acquired CorvisaCloud in October 2012 and set out to build a complete cloud-based contact center software solution. By joining the years of contact center operating experience possessed by Novation’s leadership team with the technology team acquired through the CorvisaCloud acquisition, we believe we have built a best-in-class contact center software solution. In addition to the product offering, CorvisaCloud has built its product as part of a platform that enables its customers and others to develop their own tools to tie into CorvisaCloud's product offering.

In addition to the benefits associated with cloud-based technology solutions such as security, scalability, reliability, rapid deployment and low cost, additional business benefits to customers using CorvisaCloud's technology product/platform include:

Integrated Cloud PBX (phone system) within CorvisaCloud's contact center application. This integration enables executives and contact center employees to be on the same platform and eliminates the need for separate contact center and PBX vendors.

Platform in addition to CorvisaCloud's product. CorvisaCloud's platform provides a highly configurable platform that allows for the creation or editing of voice and SMS applications utilizing Summit, CorvisaCloud's Lua-based programming language. Applications built on the CorvisaOne™ platform are fully hosted on the CorvisaCloud network that provides, scalability, redundancy, backup, testing frameworks and other features required for enterprise-class applications. Existing applications or those developed by third-party developers can also easily be integrated through our open APIs. This makes it easy for developers to scale with their application and effectively support their product while eliminating the need to manage independent server and hosting environments.

Contact and Campaign Manager. CorvisaOne™ includes a highly scalable contact/lead management system allowing for dynamic management of millions of contact/lead records, including real-time assignment to dialing campaigns. This functionality eliminates the need to store and manage complex campaign logic in third-party systems or manual spreadsheets. In addition, CorvisaOne™ supports real-time synchronization with leading CRM systems to allow customers to work seamlessly within their CRM.

Redundant Instance-based Architecture. CorvisaCloud's highly scalable, instance-based architecture allows CorvisaOne™ to scale to support a worldwide presence while providing customer benefits such as read access to their client data, segmented client data and a highly redundant architecture.

Combined Telecom and Production Reporting. As business operators ourselves, we believe strongly in the importance of closely aligning telecommunications and production data to give greater visibility into overall business operations. The CorvisaOne™ product is tightly integrated with leading CRM systems to ensure accurate and comprehensive business reporting.

CorvisaCloud derives its revenue from software subscription fees for its product and from telecommunications minutes used. CorvisaCloud also derives revenue from professional service fees charged for enhanced implementation requirements of its contact center solution as well as CRM implementation services.

While CorvisaCloud is still in the initial phases of launching its product, our plan over time is to sell CorvisaCloud's product and services through its direct sales force which is comprised of telephone sales personnel located regionally. For larger opportunities CorvisaCloud will send its implementation teams on site in a consulting role to help onboard clients.

CorvisaCloud's marketing strategy is to promote its brand and generate quality leads for its sales force. CorvisaCloud's primary marketing activities will consist of:

•	Press and industry analyst relations for third-party validation of the CorvisaCloud offering and value proposition

•	Attendance at user conferences and trade show events

•	Search engine marketing and advertising to drive leads to the CorvisaCloud sales force

•	Use of customer testimonials and referrals

•	Leads from the CorvisaCloud CRM implementation practice

Personnel
As of December 31, 2013, we employed, directly or through subsidiaries, an aggregate of 522 full-time employees. None of the Company's employees are represented by a union or covered by a collective bargaining agreement.

Available Information
Copies of the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through our Internet site (www.novationcompanies.com) as soon as reasonably practicable after filing with the SEC. References to our website do not incorporate by reference the information on such website into this Annual Report on Form 10-K and we disclaim any such incorporation by reference. Copies of our board committee charters, our board’s Corporate Governance Guidelines, Code of Conduct, and other corporate governance information are available at the Corporate Governance section of our Internet site (www.novationcompanies.com), or by contacting us directly. Our investor relations contact information follows.

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

The cash flows from, and value of, our mortgage securities will further decline as the underlying mortgage loan collateral declines.
There are many factors that affect the cash flows from, and value of, our mortgage securities, many of which are beyond our control. In general, the nature of mortgage securities is that as the underlying mortgage loan collateral is repaid or defaults, the cash flows from, and value of, our securities will decline.

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
StreetLinks has, historically, increased its appraisal order volume by adding lending customers and intends to further develop its business through the addition of new lending customers. There is no assurance that StreetLinks will be able to maintain the relationships with its existing lending customers, including three customers that comprised approximately 25% of StreetLinks' service fee revenues during the year ended December 31, 2013, or add new lending customers which would decrease appraisal order volume and adversely affect the revenues and profitability of StreetLinks.

Government agencies and regulatory authorities may change or eliminate current restrictions and requirements for appraisals.
StreetLinks' historical appraisal order volume has been driven, in part, by increased restrictions and requirements for appraisals established by government agencies and regulatory authorities such as the Federal Housing Finance Agency and the United States Department of Housing and Urban Development that, among other things, require appraiser independence. Changes in, or elimination of, these restrictions and requirements could adversely affect the demand for StreetLinks' services and the viability of its business model.

Advent may be unable to develop systems and a network of business partners to successfully distribute its products and services.
The success of Advent in large part depends on its ability to develop systems and maintain its network of business partners for the distribution of its products and services. Advent's business depends on a limited number of business partners and the loss of any significant business partner may adversely affect the business. For example, Advent utilizes one financial services partner for banking and ACH processing services. If that banking partner ceased providing these services, then Advent would be unable to operate its business until alternative arrangements could be made. Moreover, part of Advent's method of distributing its products and services is to integrate its offerings with tax preparation software created by a limited number of third party developers. If any third party developers ceased integrating Advent's products and services into the tax preparation software, then Advent's ability to maintain its business would be impaired. To the extent Advent is unable to develop systems and maintain its network of business partners to successfully distribute Advent's products and services, it will have an adverse effect on Advent's business, financial condition and results of operations.

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

If our security measures are breached and unauthorized access is obtained to confidential data, our service may be perceived as not being secure and we may incur significant legal and financial liabilities.
If our security measures, or the security measures of our third-party software providers, are breached and unauthorized access is obtained to confidential data, we may be perceived as not being secure. In such a circumstance, customers may curtail or stop using our products and services. Any security breach could result in a loss of confidence in the security of our services and products, damage our reputation, negatively impact our future sales, disrupt our business and lead to legal liability.
Moreover, despite contract provisions to protect us, to the extent our products and services are integrated with third-party developed applications, customers may look to us to support and provide warranties for those third-party developed applications, which may expose us to potential claims, liabilities and obligations for applications we did not develop or sell. The integrated nature of certain of our software applications may compound the consequences of any security breach.

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

Risks Related to our Legacy Business
We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could further harm our liquidity.
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
The Health Care and Education Reconciliation Act of 2010 and proposed amendments thereto contain provisions that could materially impact the future healthcare costs of the Company. The legislation will continue to become effective through a phased approach that will not conclude until 2018, thus while the ultimate impact of the new legislation remains uncertain, it is possible that these changes could significantly increase our compensation costs which would adversely affect our results and cash flows.

Loss of key members of our management could disrupt our business.
We are heavily dependent upon certain key personnel and the loss of service of any of these senior executives could adversely affect our business. Our success depends on the Company's ability to retain these key executives. The loss of any of these senior executives could have a material adverse effect on our business, financial condition and results of operation. We may not be able to retain our existing senior management, fill new positions or vacancies created by expansion or turnover or attract additional qualified senior management personnel.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases approximately 225,000 total square feet of office space throughout the United States. The majority of this office space is located in Indianapolis, Indiana and Tampa, Florida and houses the operations of our Appraisal Management segment. The executive and administrative offices for the Company are located in Kansas City, Missouri, and consist of approximately 12,142 square feet of leased office space. We also maintain smaller offices in other U.S. locations under leases that expire at varying times from 2014 to 2021.

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

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case included NovaStar Mortgage Funding Corporation (“NMFC”), a wholly-owned subsidiary of the Company, and its individual directors, several securitization trusts sponsored by the Company ("affiliated defendants") and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. The plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by the plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff's claims, which the court granted on March 31, 2011, with leave to amend. The plaintiff filed a second amended complaint on May 16, 2011, and the Company again filed a motion to dismiss. On March 29, 2012, the court dismissed the plaintiff's second amended complaint with prejudice and without leave to replead. The plaintiff filed an appeal. On March 1, 2013, the appellate court reversed the judgment of the lower court, which had dismissed the case. Also, the appellate court vacated the judgment of the lower court which had held that the plaintiff lacked standing, even as a class representative, to sue on behalf of investors in securities in which plaintiff had not invested, and the appellate court remanded the case back to the lower court for further proceedings. On April 23, 2013 the plaintiff filed its memorandum with the lower court seeking a reconsideration of the earlier dismissal of plaintiff's claims as to five offerings in which plaintiff was not invested. Given the early stage of the litigation, the Company cannot provide an estimate of the range of any loss. The Company believes that the affiliated defendants have meritorious defenses to the case and expects them to defend the case vigorously.

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

On February 28, 2013 the Federal Housing Finance Agency, as conservator for the Federal Home Loan Mortgage Corporation (Freddie Mac) and on behalf of the Trustee of the NovaStar Mortgage Funding Trust, Series 2007-1 (the "Trust"), a securitization trust in which the Company retains a residual interest, filed a summons with notice in the Supreme Court of the State of New York, County of New York against Novation Companies, Inc. and NovaStar Mortgage, Inc. ("NMI"), a wholly-owned subsidiary of the Company. The notice provides that this is a breach of contract action with respect to certain, unspecified mortgage loans and defendant's failure to repurchase such loans under the applicable agreements. Plaintiff alleges that defendants, from the closing date of the transaction that created the Trust that mortgage loans that were sold to the Trust, were aware of the breach of the representations and warranties made and failed to notice and cure such breaches, and due to the failure of defendants to cure any breach, notice to defendants would have been futile. The summons with notice was not served until June 28, 2013. By letter dated June 24, 2013, the Trustee of the Trust forwarded a notice from Freddie Mac alleging breaches of representations and warranties with respect to 43 loans, as more fully set forth in included documentation. The 43 loans had an aggregate, original principal balance of about $6.5 million. On August 19, 2013, Deutsche Bank National Trust Company, as Trustee, filed a complaint identifying alleged breaches of representations and warranties with respect to seven loans that were included in the earlier list of 43 loans. Plaintiff also generally alleged a trust-wide breach of representations and warranties by defendants with respect to loans sold and transferred to the trust. Plaintiff seeks specific performance of repurchase obligations; compensatory, consequential, recessionary and equitable damages for breach of contract; specific performance and damages for anticipatory breach of contract; and indemnification (indemnification against NMI only). On October 9, 2013, Company and NMI filed a motion to dismiss plaintiff’s complaint. This motion to dismiss was withdrawn after plaintiff filed an amended complaint on January 28, 2014, but Company and NMI expect to file a motion to dismiss the amended complaint. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that it has meritorious defenses to the case and expects to defend the case vigorously.

Item 4. Mine Safety Disclosures

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is currently quoted by the OTC Markets’ Group inter-dealer quotation service as an OTCQB security under the symbol “NOVC”. The following table sets forth the high and low bid prices as reported by this quotation service, for the periods indicated, and the cash dividends paid or payable per share of common stock.

			Dividends
	High	Low	Date Declared	Date Paid	Amount Per Share
2013
First Quarter	$0.62	$0.42	N/A	N/A	N/A
Second Quarter	0.52	0.36	N/A	N/A	N/A
Third Quarter	0.48	0.30	N/A	N/A	N/A
Fourth Quarter	0.42	0.23	N/A	N/A	N/A
2012
First Quarter	$0.74	$0.44	N/A	N/A	N/A
Second Quarter	0.74	0.54	N/A	N/A	N/A
Third Quarter	0.65	0.41	N/A	N/A	N/A
Fourth Quarter	0.63	0.41	N/A	N/A	N/A

As of February 21, 2014, we had approximately 878 shareholders of record of the Company's common stock, including holders who are nominees for an undetermined number of beneficial owners based upon a review of the securities position listing provided by our transfer agent.

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

Company Purchases of Equity Securities (dollars in thousands)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (A)
October 1, 2013 – October 31, 2013	—	$—	—	$1,020
November 1, 2013 – November 30, 2013	—	—	—	1,020
December 1, 2013 – December 31, 2013	—	—	—	1,020

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

Executive Overview
The following Management's Discussion and Analysis of Financial Condition and Operating Results (“MD&A”) should be read in conjunction with the consolidated financial statements of Novation Companies, Inc. and its subsidiaries (the “Company” or ”Novation” or “we” or “us”) and the notes thereto as contained in Item 8 of this report. MD&A includes the following sections:

•	Corporate Overview, Background and Strategy – a brief overview of our business, current strategy, and significant recent events.

•	Consolidated Results of Operations – an analysis of our results of operations for the years ended December 31, 2013 and 2012 as presented in our Consolidated Financial Statements.

•
Segment Results of Operations – an analysis of our results of operations for the years ended December 31, 2013 and 2012 as presented in our Consolidated Financial Statements for our reporting segments.

•	Liquidity and Capital Resources – an analysis of our cash flows and financial commitments.

•
Critical Accounting Estimates – a discussion of our critical accounting estimates, which involve a high degree of judgment or complexity. This section also includes the impact of new accounting standards.

Corporate Overview, Background and Strategy
Our Business
We are a Maryland corporation formed on September 13, 1996. We adopted the Novation Companies, Inc. name in 2012 to reflect the Company's current business model, which centers around the acquisition and operation of technology-enabled service businesses with a focus on building and developing these businesses to create long-term value.

We own 91% of StreetLinks LLC (“StreetLinks”), a national residential appraisal and real estate valuation management company. StreetLinks has three primary product lines:

•	Lender Plus, the core appraisal management service, for which StreetLinks manages the full appraisal process for lenders;

•	Lender X, software that facilitates lenders managing their own appraisal process; and

•	StreetLinks QX, an automated appraisal risk management product.

StreetLinks is working to increase its customer base, capture a larger percentage of current customers' business and bring new, innovative products to market.

We own 100% of Advent Financial Services LLC (“Advent”). Advent provides financial settlement services for professional tax preparers nationwide. Certain customers of professional tax preparers who receive a tax refund may not have a bank account in which to deposit their refund and/or may prefer to pay for the cost of the tax preparation work once the refund is received rather than pay an upfront fee at the time the return is prepared. These customers can choose to have the tax refund processed through Advent for a fee. When Advent receives the refund, it collects its settlement fee, pays the tax preparer their fee and remits the remaining proceeds to the customer in the manner they choose. While being a convenience and value add service for the customer, this also serves as an important receivables management and reconciliation platform for the tax preparer.

The taxpayer has the choice of receiving their refund in the form of a check, direct deposit to an existing bank account, or loaded onto Advent’s prepaid debit card, branded the Get It Card. The Get It Card provides access to tailored banking and payment services designed to meet the needs of low and moderate-income level individuals. Advent is not a bank but acts as an intermediary for banking products on behalf of other banking institutions. If the customer chooses the Get It Card, Advent earns additional revenue from card usage.

We own 100% of CorvisaCloud LLC ("CorvisaCloud"). CorvisaCloud provides cloud-based communication software under the CorvisaOne™ brand and implementation consulting services for its own clients as well as clients of a leading customer relationship management (CRM) software provider. CorvisaCloud offers a full contact center suite including both inbound and outbound contact center functionality as well as full private branch exchange (PBX) phone system functionality. Features of the CorvisaOne™ software include interactive voice response, automated call distribution, campaign dialing, and a variety of other services, all of which are delivered to clients as part of a comprehensive, fully-hosted cloud solution. CorvisaOne™ can also be integrated to leading CRM and other third party software solutions via our advanced web service, JavaScript and platform integration solutions.

CorvisaCloud also provides implementation consulting services to clients of a leading customer relationship management (CRM) software provider. US-based consultants work with these clients to build their business processes within the CRM software, train their users, integrate other sales, service, or operating systems or provide custom development.

During the first quarter of 2013 the Company and non-controlling owners agreed to dissolve Mango Moving, LLC ("Mango"), a third-party logistics provider within the household goods industry acquired in 2011, and abandon its operations. As discussed in Note 3, the operations of Mango have been classified as discontinued operations for all periods presented.

Prior to 2008, we originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. Although those activities have been discontinued, as a result of those activities, we acquired and continue to own mortgage securities that continue to be a source of our cash flow.

Our Strategy
Management is focused on building its operating subsidiaries with a focus on long-term value creation. Given the early-stage nature of many of these businesses, they may not contribute to earnings for some time, but we believe they represent solid investments with the opportunity for future earnings and equity value creation that will benefit shareholders.

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

Table 1 – Summary of Financial Highlights and Key Performance Metrics (dollars in thousands; except per share amounts)

	December 31,
	2013	2012
Cash and cash equivalents	$9,267	$16,362
Net (loss) income available to common shareholders, per diluted share	(0.74)	0.65

Significant Recent Events

During the fourth quarter of 2013, the Company concluded that it is no longer more likely than not that it will realize a portion of its deferred tax assets because of recent financial results. The Company has sustained losses recently due, in part, to its continued investment in CorvisaCloud. These investments are being made for the long-term growth of CorvisaCloud and to improve Novation’s financial performance. As a result, the Company increased the valuation allowance by an additional $35.5 million during the fourth quarter of 2013, resulting in a full valuation allowance against the Company’s deferred tax assets as of December 31, 2013. See Note 15 to the consolidated financial statements for further details regarding the Company's income tax provision and deferred tax assets.

During the fourth quarter of 2013, the Company, through a series of transactions with the minority owners of CorvisaCloud, acquired an additional 15% ownership stake in CorvisaCloud for a total purchase price of approximately $0.6 million. These transactions increased the Company's ownership interest in CorvisaCloud to 100% as of December 31, 2013. See Note 4 to the consolidated financial statements for additional information regarding this transaction.

Consolidated Results of Operations
Year ended December 31, 2013 as Compared to the Year Ended December 31, 2012
Service Fee Income and Cost of Services
See discussion within the Segment Results of Operations section below.

Interest Income – Mortgage Securities
Interest income on the mortgage securities we own was materially consistent year over year, with the Company recognizing approximately $5.5 million during 2013 compared to $4.8 million during 2012. This increase was due primarily to lower than anticipated losses on the underlying loan collateral, which led certain securities to begin cash-flowing during the current year period after extended periods of inactivity. Management does not expect this trend to continue on a long-term basis. Instead, the Company would expect interest income and cash flow from these securities to decline as the principal on the underlying loan collateral is paid or written down or off.

Selling, General and Administrative
Selling, general and administrative expenses have increased to $34.2 million for 2013 from $29.0 million for 2012. This increase was driven primarily by the acquisition of CorvisaCloud in the fourth quarter of 2012. Due to the timing of this acquisition, the operating results for 2012 included only one quarter of CorvisaCloud operations versus a full year in 2013. Also driving this increase was the necessary growth in the workforce of the Corporate segment's IT support function to help meet the operating and development needs of CorvisaCloud. The remaining increase in selling general and administrative expenses is due to an increase in telecommunications and data services, software licenses and depreciation expense, as the Company continues to invest in technology to support the expected growth of its operating subsidiaries.

Other Income
Other income for 2013 was income of approximately $1.7 million and was not material during 2012. The activity in this line item for the current year relates primarily to the recovery of the note receivable due from ITS Financial, LLC (“ITS”) coupled with the fair value adjustments for the Corvisa contingent consideration obligation. See Note 6 to the consolidated financial statements for additional information regarding the facts and circumstances surrounding the note receivable due from ITS and Note 10 for additional information regarding the circumstances leading to the downward adjustment of the fair value of the contingent consideration obligation.

Interest Expense
Interest expense was materially consistent year over year, with the Company incurring approximately $3.2 million and $3.1 million for 2013 and 2012, respectively. See Note 9 to the consolidated financial statements for additional information regarding the Company's borrowings.

Income Tax Expense (Benefit)
During 2013, the Company recorded income tax expense of approximately $62.8 million compared to a benefit of $63.5 million during 2012. The majority of both the expense during 2013 and benefit during 2012 were discrete events attributable to adjustment of the valuation allowance against the Company's deferred tax assets. The $63.1 million of income tax expense associated with the increase in the valuation allowance during 2013 was offset slightly by the tax benefit associated with the release of approximately $0.4 million of unrecognized tax benefits due to the lapse of the statute of limitations. See Note 15 to the consolidated financial statements for further details regarding the Company's income tax provision and deferred tax assets.

Segment Results of Operations
Year ended December 31, 2013 as Compared to the Year Ended December 31, 2012
Appraisal Management
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

Following is an analysis of the results of operations from the Appraisal Management segment.

Table 2 – Appraisal Management Segment Operations (dollars in thousands, except unit amounts)

	For the Year Ended December 31,
	2013		2012
	Total	%	Total	%
Service fee income:
Full service appraisal management	$140,180	97.7%	$175,046	99.1%
Other valuation services and transactions	1,595	1.1	1,562	0.9
Automated examination and valuation services	1,778	1.2	37	—
Total service fee income	143,553	100.0	176,645	100.0

Cost of services	124,998	87.1	157,795	89.3
Selling, general and administrative expense	12,163	8.5	11,557	6.5
Total expenses	137,161	95.5	169,352	95.9

Other income (expense), net	964	0.7	(95)	(0.1)

Net income before income taxes	$7,356	5.1%	$7,198	4.1%

Completed orders (unaudited):
Full service appraisal management	347,650		460,260
Other valuation services and transactions	92,729		84,083
Automated examination and valuation services	118,122		3,440

Service Fee Income
Service fee income in the Appraisal Management segment decreased to $143.6 million during 2013 from $176.6 million during the 2012. The decrease in service fee income for the full service appraisal management product line for 2013 was directly attributable to the decline in completed order volume for all periods, which was driven by rising mortgage rates throughout 2013 when compared to the prior year. The decline in completed order volume was offset to some extent by significant increases in per unit revenues for full service appraisal management orders due primarily to changes in our pricing structure. The decline in service fee income for the full service appraisal management product line was further offset by the additional revenue generated by the Company's new automated examination and valuation product line during 2013. As this product line was introduced during the fourth quarter of 2012, prior year results contained only one quarter of activity.

Cost of Services
Cost of services totaled $125.0 million for 2013 compared to $157.8 million for 2012. The decrease in cost of services is primarily attributable to declines in direct costs to appraisers as a result of the decline in completed order volume. Further, as the volume declines, the Company reduces related production costs, primarily compensation-related costs.

Selling, General and Administrative
Selling, general and administrative expenses increased to $12.2 million from $11.6 million for 2013 and 2012, respectively. This increase is primarily attributable to an increase in IT support, as the Company continues to develop, maintain and expand its IT infrastructure and support staff to accommodate new and existing customers and product lines.

Other Income (Expense)
Other income (expense) for 2013 is comprised primarily of the fair value adjustment for the Corvisa contingent consideration obligation. For additional information regarding the circumstances leading to the downward adjustment of the fair value of this obligation, see Note 10 to the consolidated financial statements.

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

Following is an analysis of the results of operations from the Financial Intermediary segment.

Table 3 – Financial Intermediary Segment Operations (dollars in thousands, except unit amounts)

	For the Year Ended December 31,
	2013		2012
	Total	%	Total	%
Service fee income:
Settlement	$7,510	84.1%	$8,133	91.1%
Banking account distribution	1,417	15.9	1,088	12.2
Total service fee income	8,927	100.0	9,221	103.3

Cost of services	6,584	73.8	7,092	79.4
Selling, general and administrative expense	5,048	56.5	4,490	50.3
Guaranty fees – NCI	—	—	1,012	11.3
Total expenses	11,632	130.3	12,594	141.1

Other income, net	222	2.6	98	1.2
Interest expense – NCI	(309)	(3.4)	(927)	(10.3)

Net loss before income taxes	$(2,792)	(31.3)%	$(4,202)	(47.1)%

Settlements and enrollments (unaudited):
Settlements of federal income tax refunds (A)	448,821		575,547
Banking accounts enrolled (B)	77,194		47,758

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

Service Fee Income
The decrease in service fee income in the Financial Intermediary segment to $8.9 million for 2013 from $9.2 million for 2012 is due to a significant decrease in the number of settlements offset slightly by the increase in the number of prepaid card enrollments. The decrease in the volume of settlements is due in large part to the loss of a significant electronic return originator (ERO) customer from the 2012 tax season, which was offset slightly by new ERO customers signed. In addition, feedback from our returning ERO partners would also indicate a slight decline in their year over year return volume as well as settlement product take rate when compared to 2012.

Cost of Services
Costs of services decreased to $6.6 million during 2013 from $7.1 million for 2012. This decrease is due primarily to decreased settlement volume and related production costs, such as compensation-related costs, as well as lower per unit costs due to more favorable pricing terms with our third party service providers when compared to 2012. These declines were offset by increases in IT, software licenses, and depreciation expense due largely to the Company's continued efforts to develop, maintain and expand its operating platform and IT infrastructure to accommodate new and existing ERO and software partners and prepare for the 2014 tax season.

Selling, General and Administrative
Selling, general and administrative expenses primarily include costs to administer settlement programs, including compensation and related expenses for non-production staff, professional service fees, and IT support costs. For 2013, selling, general and administrative expenses increased slightly to $5.0 million from $4.5 million for 2012. This increase was driven primarily by an increase in IT and administrative support costs offset slightly by a decline in professional service fees.

Guarantee Fees and Interest Expense
During 2012, NCI charged a guaranty fee of approximately $1.0 million to the Financial Intermediary segment for NCI's guarantee of Advent's performance under its contract with its settlement services banking partner. No such amount was charged for 2013. Interest expense was charged on all amounts borrowed from NCI.

The decline in interest expense in 2013 was due to the forgiveness of Advent's intercompany debt obligations during the second quarter of 2013 in exchange for the remaining noncontrolling ownership interests. See Note 4 to the consolidated financial statements for additional discussion regarding this transaction.

Cloud SaaS
We earn call center technology fees through software licenses, inbound and outbound minute usage, ancillary fees, and implementation services. Once implemented, clients pay a software as a service (SaaS) fee for a contact center seat license or PBX license, as well as a per minute fee for inbound and outbound minutes used. Minute fees can also be generated from the use of our interactive voice response software. Cost of Services represents both the direct and other costs of providing these services, including but not limited to software development, fees to third party telecommunications carriers, compensation-related expenses, and other expenses necessary to complete services performed.

We earn professional service fees for providing CRM implementation, support and administrative services to our clients. Cost of Services includes the direct costs of providing these services, which consist primarily of compensation-related expenses.

Following is an analysis of the results of operations from the Cloud SaaS segment.

Table 4 – Cloud SaaS Segment Operations (dollars in thousands, except unit amounts)

	For the Year Ended December 31,
	2013
	Total	%
Service fee income:
Professional services	$1,144	77.7%
Call center technology	328	22.3%
Total service fee income	1,472	100.0

Cost of services	2,185	148.4
Selling, general and administrative expense	3,361	228.3
Total expenses	5,546	376.8

Other expense, net	(435)	(29.6)

Net income before income taxes	$(4,509)	(306.3)%

Service Fee Income
Service fee income in the Cloud SaaS segment totaled $1.5 million during 2013. For 2013, service fee income was comprised primarily of professional service fees related to implementations of third party CRM software. In addition to being a significant source of revenue for CorvisaCloud during the current year and for the foreseeable future, these implementation services are expected to serve as a lead source for CorvisaCloud's CorvisaOne™ product, which was launched during the fourth quarter of 2013.

Cost of Services
Cost of services totaled $2.2 million for 2013. This amount consists of the direct costs of providing professional and other services, in addition to other compensation-related expenses, depreciation, software licenses, and IT support costs. As this segment is still in the early stages of development, Management continues to identify and explore opportunities to scale the business and improve the efficiency of operations with the intent to generate positive margins.

Selling, General and Administrative
Selling, general and administrative expenses for 2013 totaled $3.4 million. This amount is comprised primarily of compensation-related expenses and IT support costs, as the Company continues to develop, maintain and expand its IT infrastructure and support staff to accommodate the anticipated growth of this segment. As this segment is still in the early stages of development, selling, general and administrative expenses are significantly higher as a percentage of service fee income than we would anticipate going forward. As we continue to grow and develop this business, we anticipate this percentage will decline, as many of these costs should not increase proportionate to production.

Other Expense
Other expense of $0.4 million for 2013 is comprised primarily of the abandonment of internal-use software associated with an earlier instance of the CorvisaCloud product. The original CorvisaCloud product was developed on a third party platform that, it was later determined, would not allow CorvisaCloud to make the necessary system enhancements to ensure a quality product. As such, CorvisaCloud abandoned the original development on this product and built its own platform on which to develop its product.

Liquidity and Capital Resources
As of December 31, 2013, we had approximately $9.3 million in unrestricted cash and cash equivalents and $2.6 million of restricted cash, $1.5 million of which is included in the other assets line item.

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

The indentures governing the Senior Notes (the “Indentures”) contain restrictive covenants (the “Negative Covenants”) subject to exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit NCI and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring our shares or equity in our subsidiaries, making payment on our debt securities that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in our subsidiaries or all or substantially all of the assets of our subsidiaries. The Senior Notes accrue interest at a rate of 1.0% until the earlier of (a) the completion of an equity offering by NCI or our subsidiaries that results in proceeds of $40 million or more or (b) January 1, 2016. Thereafter, the Senior Notes will accrue interest at a rate of three-month LIBOR plus 3.5% (the “Full Rate”). Interest on the Senior Notes is paid on a quarterly basis and no principal payments are due until the Senior Notes mature on March 30, 2033. The Negative Covenants remain in effect until both of the following conditions are met: 1) the Senior Notes begin accruing interest at the Full Rate, and 2) the Company satisfies certain financial covenants (the “Financial Covenants”). Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95%. As the Senior Notes were not accruing interest at the Full Rate, the Negative Covenants, as defined above, were still in effect as of December 31, 2013 and December 31, 2012. Compliance with the Financial Covenants is required only when the Company seeks to take action prohibited by the Negative Covenants that has not been approved by the holders of the Senior Notes. As such, the Company was under no obligation to comply with the Financial Covenants during these periods.

Overview of Cash Flow for the Year Ended December 31, 2013
The following table provides a summary of our operating, investing and financing cash flows as taken from our consolidated statements of cash flows for 2013 and 2012.

Table 5 – Summary of Operating, Investing and Financing Cash Flows (dollars in thousands)

	For the Year Ended December 31,
	2013	2012
Consolidated Statements of Cash Flows:
Cash flows (used in) provided by operating activities	$(3,788)	$4,776
Cash flows (used in) provided by investing activities	(948)	1,055
Cash flows used in financing activities	(2,359)	(972)

Operating Activities
Operating activities of the Company used approximately $3.8 million in cash flows during 2013 and provided approximately $4.8 million in cash flows during 2012. This decline is driven almost entirely by declines in the volume of customer/provider receipts/payments at our Appraisal Management segment when comparing 2013 to 2012, which can be attributed to current interest rate trends and the negative impact on completed order volume during 2013. The remaining decrease is due primarily to the receipt of a large income tax refund during 2012, with no corresponding refund received in 2013.

Investing Activities
The decrease in the net cash flows provided by investing activities is due primarily to declines in the proceeds from paydowns of notes receivable during 2013 when compared to 2012, which is a function of the timing and terms of the underlying notes receivable. The remaining decrease in cash flows provided by investing activities is due to an increase issuances of notes payable and a decrease in proceeds from paydowns of mortgage securities during 2013.

Financing Activities
The increase in cash flows used in financing activities when comparing 2013 to 2012 is due to a reduction in contributions from noncontrolling interests as a result of the dissolution of Mango during the first quarter of 2013. Further contributing to the increase in cash flows used in financing activities is an increase in distributions of excess capital, as determined in accordance with the StreetLinks operating agreement, to noncontrolling members of StreetLinks.

Contractual Obligations
We have entered into certain long-term debt and lease agreements which obligate us to make future payments to satisfy the related contractual obligations. The following table summarizes our contractual obligations as of December 31, 2013.

Table 6 – Contractual Obligations (dollars in thousands)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Senior notes (A)	$180,844	$859	$4,412	$8,213	$167,360
Operating leases	15,048	2,738	5,589	4,975	1,746
Note payable to related party (B)	4,096	1,381	2,715	—	—
Capital leases	875	460	415	—	—
Data center services	818	307	446	65	—
Total obligations	$201,681	$5,745	$13,577	$13,253	$169,106

(A)
In computing the future obligations relating to the Senior Notes, interest payments are calculated using an interest rate of 1.0% per annum until January 2016 and the estimated future Full Rates thereafter, as based on current forward rate curves. The Senior Notes are assumed to mature in March 2033. The Senior Notes, including the actual interest rates, are described in detail in Note 9 to our consolidated financial statements.

(B)
In computing the future obligations related to Note Payable to Related Party, interest payments are calculated using the stated interest rate of 4.0% per annum. This obligation are described in detail in Note 4 and Note 9 to our consolidated financial statements.

The estimated liability associated with uncertain tax positions of $0.7 million which is included in the other liabilities line item of the noncurrent liabilities section of the consolidated balance sheet as of December 31, 2013, are not included in the table above as the timing of payment cannot be reasonably or reliably estimated.

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

Goodwill
Goodwill is tested for impairment at least annually and impairments are charged to results of operations only in periods in which the recorded carrying value of reporting unit is more than its estimated fair value. In September 2011, the FASB approved changes to the goodwill impairment guidance, which amended the previous guidance to allow Companies the option of performing a qualitative assessment before completing step one of the two-step impairment test. If, on the basis of the qualitative factors, the Company determines that the fair value of the reporting unit is more likely than not greater than its carrying amount, the two-step impairment test is not required. If, however, the Company determines that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the Company is required to test goodwill for impairment using the two-step impairment test.

The two-step impairment test begins with an estimation of fair value. The first step compares the estimated fair value of the reporting unit to its carrying amount, including goodwill. If the estimated fair value exceeds its carrying amount, goodwill is not considered impaired. However, if the carrying amount of the reporting unit exceeds its estimated fair value, a second step is performed, comparing the implied fair value to the carrying amount of goodwill. An impairment loss is recorded in the consolidated statement of operations to the extent that the carrying amount of goodwill exceeds its implied fair value.

In 2013. the Company performed a qualitative assessment to determine whether it was more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the Company's Appraisal Management reporting unit was less than its carrying amount, including goodwill. Based on the results of the qualitative assessment, which includes an evaluation of the significance of all relevant events and circumstances, the Company determined that it is more-likely-than-not that the fair value of this reporting unit is greater than its carrying value. As such, no impairment was recorded during 2013. During 2012, the two-step impairment test indicated that the carrying amount of the goodwill assigned to the Company's Logistics reporting unit, which was comprised entirely of the operations of Mango, exceeded its implied fair value. As such, the Company recorded an impairment loss of $2.2 million.

Income Taxes
In determining the amount of deferred tax assets to recognize in the financial statements, the Company evaluates the likelihood of realizing such benefits in future periods. The income taxes guidance requires the recognition of a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. Income tax guidance indicates the more likely than not threshold is a level of likelihood that is more than 50%.

Under the income tax guidance, companies are required to identify and consider all available evidence, both positive and negative, in determining whether it is more likely than not that all or some portion of its deferred tax assets will not be realized. Positive evidence includes, but is not limited to the following: cumulative earnings in recent years, earnings expected in future years, excess appreciated asset value over the tax basis and positive industry trends. Negative evidence includes, but is not limited to the following: cumulative losses in recent years, losses expected in future years, a history of operating losses or tax credit carryforwards expiring, and adverse industry trends.

The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is required to counter to support a conclusion that a valuation allowance is not needed for all or some of the deferred tax assets. Cumulative losses in recent years are significant negative evidence that is difficult to overcome when determining the need for a valuation allowance. Similarly, cumulative earnings in recent years represent significant positive objective evidence. If the weight of the positive evidence is sufficient to support a conclusion that it is more likely than not that a deferred tax asset will be realized, a valuation allowance should not be recorded.

The Company examines and weighs all available evidence (both positive and negative and both historical and forecasted) in the process of determining whether it is more likely than not that a deferred tax asset will be realized. The Company considers the relevance of historical and forecasted evidence when there has been a significant change in circumstances. Additionally, the Company evaluates the realization of its recorded deferred tax assets on an interim and annual basis. The Company does not record a full valuation allowance if the weight of the positive evidence exceeds the negative evidence and is sufficient to support a conclusion that it is more likely than not that its deferred tax asset will be realized.

If a valuation allowance is necessary, the Company considers all sources of taxable income in determining the amount of valuation allowance to be recorded. Sources of taxable income identified in the income tax guidance include the following: 1) taxable income in prior carryback year, 2) future reversals of existing taxable temporary differences, 3) future taxable income exclusive of reversing temporary differences and carryforwards, and 4) tax planning strategies.

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

Impact of Recently Issued Accounting Pronouncements
In September 2013, the U.S. Department of the Treasury and the IRS released final regulations providing guidance on the application of IRC Section 263(a) to amounts paid to acquire, produce, or improve tangible property, as well as rules for materials and supplies (“Tangible Property Regulations”). While the final regulations are generally effective for taxable years beginning on or after January 1, 2014, taxpayers are permitted to early adopt provisions for years beginning on or after January 1, 2012. This guidance is not expected to have a significant impact on the Company's financial statements.

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

Item 8. Financial Statements and Supplementary Data

NOVATION COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$9,267	$16,362
Mortgage securities	3,728	3,906
Notes receivable, net of allowance of $0 and $1,054, respectively	262	581
Service fee receivable, net of allowance of $191 and $204, respectively	5,274	8,336
Restricted cash	1,035	1,158
Deferred income tax asset, net	—	1,941
Other current assets	3,071	2,565
Total current assets	22,637	34,849
Non-Current Assets
Property and equipment, net of accumulated depreciation	4,925	6,192
Goodwill	3,170	3,170
Deferred income tax asset, net	1,101	61,159
Other assets	2,209	1,374
Total non-current assets	11,405	71,895
Total assets	$34,042	$106,744

Liabilities and Shareholders' Deficit
Liabilities:
Current Liabilities
Accounts payable	$3,453	$9,605
Accrued expenses	6,406	8,255
Deferred revenue	731	2,314
Note payable to related party	1,250	1,000
Deferred income tax liability, net	1,101	—
Other current liabilities	424	248
Total current liabilities	13,365	21,422
Non-Current Liabilities
Senior notes	83,867	81,728
Note payable to related party	2,613	3,613
Other liabilities	2,417	2,005
Total non-current liabilities	88,897	87,346
Total liabilities	102,262	108,768

Commitments and contingencies (Note 10)

Shareholders' deficit:
Capital stock, $0.01 par value per share, 120,000,000 shares authorized:
Common stock, 91,479,519 shares issued and outstanding	915	915
Additional paid-in capital	739,468	740,171
Accumulated deficit	(811,742)	(744,213)
Accumulated other comprehensive income	3,103	3,301
Total Novation Companies, Inc. shareholders' equity (deficit)	(68,256)	174
Noncontrolling interests	36	(2,198)
Total shareholders' deficit	(68,220)	(2,024)
Total liabilities and shareholders' deficit	$34,042	$106,744

See notes to consolidated financial statements.

NOVATION COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2013	2012
Income and Revenues:
Service fee income	$153,825	$185,906
Interest income – mortgage securities	5,468	4,753
Total	159,293	190,659

Costs and Expenses:
Cost of services	127,339	160,594
Selling, general and administrative expense	34,158	29,003
Total	161,497	189,597

Other income	1,680	20
Interest expense	(3,217)	(3,131)

Loss before income taxes	(3,741)	(2,049)
Income tax expense (benefit)	62,756	(63,517)
Net (loss) income from continuing operations	(66,497)	61,468
Loss from discontinued operations, net of income taxes	(1,015)	(5,776)
Net (loss) income	(67,512)	55,692
Less: Net income (loss) attributable to noncontrolling interests	17	(3,495)
Net (loss) income attributable to Novation	$(67,529)	$59,187
Earnings Per Common Share attributable to Novation:
Basic	$(0.74)	$0.65
Diluted	$(0.74)	$0.65
Weighted average basic common shares outstanding	90,776,211	90,577,541
Weighted average diluted common shares outstanding	90,776,211	91,426,216

See notes to consolidated financial statements.

NOVATION COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the Year Ended December 31,
	2013	2012
Net (loss) income	$(67,512)	$55,692
Other comprehensive (loss) income:
Change in unrealized gain on mortgage securities – available-for-sale (Note 12)	(198)	34
Total comprehensive (loss) income	(67,710)	55,726
Comprehensive income (loss) attributable to noncontrolling interests:
Less: Net income (loss) attributable to noncontrolling interests	17	(3,495)
Total comprehensive (loss) income attributable to Novation	$(67,727)	$59,221

See notes to consolidated financial statements.

NOVATION COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(dollars in thousands, except share amounts)

	Total NCI Shareholders' Deficit
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Deficit
Balance, December 31, 2012	$915	$740,171	$(744,213)	$3,301	$(2,198)	$(2,024)
Compensation recognized under stock compensation plans	—	471	—	—	—	471
Contributions from noncontrolling interests	—	—	—	—	159	159
Distributions to noncontrolling interests	—	—	—	—	(776)	(776)
Acquisition of noncontrolling interests	—	(2,944)	—	—	2,332	(612)
Other changes in noncontrolling interests	—	—	—	—	502	502
Adjustment to estimated accrued offering costs	—	1,770	—	—	—	1,770
Net (loss) income	—	—	(67,529)	—	17	(67,512)
Other comprehensive loss	—	—	—	(198)	—	(198)
Balance, December 31, 2013	$915	$739,468	$(811,742)	$3,103	$36	$(68,220)
						Continued

	Total NCI Shareholders’ Deficit
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Deficit
Balance, December 31, 2011	$913	$746,276	$(803,400)	$3,267	$188	$(52,756)
Compensation recognized under stock compensation plans	—	372	—	—	—	372
Issuance of nonvested shares, 225,866 shares	2	(2)	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	1,327	1,327
Distributions to noncontrolling interests	—	—	—	—	(436)	(436)
Acquisition of noncontrolling interests	—	(6,413)	—	—	(13)	(6,426)
Transfer from noncontrolling interests	—	(100)	—	—	100	—
Business combinations	—	38	—	—	131	169
Net income (loss)	—	—	59,187	—	(3,495)	55,692
Other comprehensive income	—	—	—	34	—	34
Balance, December 31, 2012	$915	$740,171	$(744,213)	$3,301	$(2,198)	$(2,024)

See notes to consolidated financial statements.						Concluded

NOVATION COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(67,512)	$55,692
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accretion of mortgage securities	(770)	(1,076)
Provision for bad debt, net	(810)	521
Amortization of deferred debt issuance costs and senior debt discount	2,139	2,074
Fair value adjustments	(1,099)	95
Impairment of goodwill	—	2,166
Loss on investment in subsidiary	502	—
Loss on disposal of fixed assets	547	64
Compensation recognized under stock compensation plans	471	372
Depreciation expense	3,565	3,275
Deferred taxes	63,100	(63,100)
Changes in, exclusive of the effects of acquisitions:
Service fee receivable	2,818	(1,564)
Restricted cash	123	667
Other current assets and liabilities, net	217	1,635
Other noncurrent assets and liabilities, net	(130)	(1,069)
Deferred revenue	(1,583)	738
Accounts payable and accrued expenses	(5,366)	4,286
Net cash (used in) provided by operating activities	(3,788)	4,776

Cash flows from investing activities:
Proceeds from paydowns of mortgage securities	750	1,082
Restricted cash, net	(475)	31
Proceeds from paydowns of notes receivable	1,721	3,148
Issuance of notes receivable	(258)	(92)
Purchases of property and equipment	(2,686)	(2,761)
Acquisition of businesses, net of cash acquired	—	(353)
Net cash (used in) provided by investing activities	(948)	1,055

Cash flows from financing activities:
Contributions from noncontrolling interests	159	1,327
Distributions to noncontrolling interests	(776)	(436)
Acquisition of noncontrolling interest	(612)	(813)
Principal payments under capital leases	(380)	(50)
Paydowns of note payable to related party	(750)	(1,000)
Net cash used in financing activities	(2,359)	(972)
Net (decrease) increase in cash and cash equivalents	(7,095)	4,859
Cash and cash equivalents, beginning of period	16,362	11,503
Cash and cash equivalents, end of period	$9,267	$16,362

		Continued

Supplemental Disclosure of Cash Flow Information
(dollars in thousands)

	For the Year Ended December 31,
	2013	2012
Cash paid for interest	$1,039	$1,056
Cash received from income taxes, net	6	2,283
Cash received on mortgage securities - available-for-sale with no cost basis	4,698	3,677
Non-cash investing and financing activities:
Acquisition of noncontrolling interest for note payable	—	5,613
Acquisition of noncontrolling interest for extinguishment of intercompany debt	1,863	—
Adjustment to estimated accrued offering costs	1,770	—
Assets acquired under capital lease	586	678
Non-cash consideration issued pursuant to acquisition	—	38

See notes to consolidated financial statements.		Concluded

NOVATION COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Business Plan and Liquidity

Description of Operations. Novation Companies, Inc. (the “Company” or ”Novation” or “we” or “us”) acquires and operates technology-enabled service businesses, with a focus on building and developing these businesses to create long-term value.

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

The Company owns 100% of Advent Financial Services LLC (“Advent”). As of December 31, 2012, the Company owned 78% of Advent. For discussion regarding the change in ownership interest, see Note 4 to the consolidated financial statements. Advent provides financial settlement services for professional tax preparers nationwide. Certain customers of professional tax preparers who receive a tax refund may not have a bank account in which to deposit their refund and/or may prefer to pay for the cost of the tax preparation work once the refund is received rather than pay an upfront fee at the time the return is prepared. These customers can choose to have the tax refund processed through Advent for a fee. When Advent receives the refund, it collects its settlement fee, pays the tax preparer their fee and remits the remaining proceeds to the customer in the manner they choose. The customer has the choice of receiving their refund in the form of a check, direct deposit to an existing bank account, or loaded onto Advent’s prepaid debit card, branded the Get It Card. The Get It Card provides access to tailored banking and payment services designed to meet the needs of low and moderate-income level individuals. Advent is not a bank but acts as an intermediary for banking products on behalf of other banking institutions. If the customer chooses the Get It Card, Advent earns additional revenue from card usage.

The Company owns 100% of the membership interests in CorvisaCloud LLC ("CorvisaCloud"). As of December 31, 2012, the Company owned 85% of CorvisaCloud. For discussion regarding the change in ownership interest, see Note 4 to the consolidated financial statements. CorvisaCloud provides cloud-based communication software under the CorvisaOne™ brand and implementation consulting services for its own clients as well as clients of a leading customer relationship management (CRM) software provider.

Effective February 27, 2013 the Company and non-controlling owners agreed to dissolve Mango Moving, LLC ("Mango"), a third-party logistics provider within the household goods industry, and abandon its operations. As discussed in Note 3, the operations of Mango have been classified as discontinued operations for all periods presented.

Prior to 2008, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. As a result of those activities, we acquired mortgage securities that continue to be a source of our earnings and cash flow.

Financial Statement Presentation. The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the period. The Company uses estimates and judgments in establishing the fair value of its mortgage securities, goodwill, and accounting for income taxes, including the determination of the timing of the establishment or release of the valuation allowance related to the deferred tax asset balances and reserves for uncertain tax positions. While the consolidated financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ significantly from those estimates.

The consolidated financial statements of the Company include the accounts of all wholly-owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Note 2. Summary of Significant Accounting and Reporting Policies

Cash and Cash Equivalents and Restricted Cash. Cash equivalents consist of liquid investments with an original maturity of three months or less. Amounts due from banks and credit card companies of $0.2 million and $0.3 million for the settlement of credit card transactions are included in cash and cash equivalents as of December 31, 2013 and 2012, respectively, as they are generally collected within three business days. Cash equivalents are stated at cost, which approximates fair value. Restricted cash includes funds the Company is required to post as cash collateral or transfer to escrow accounts and its release is subject to contractual requirements and time restrictions. The cash may not be released to the Company without the consent of the counterparties, which is generally at their discretion. The cash could also be subject to the indemnification of losses incurred by the counterparties. Current restricted cash is included in the restricted cash line item of the consolidated balance sheets, while noncurrent restricted cash of $1.5 million and $1.1 million is included in the other assets line item of the consolidated balance sheets as of December 31, 2013 and 2012, respectively.

The Company maintains cash balances at several major financial institutions in the United States. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $250,000 through December 31, 2013. At December 31, 2013 and 2012, 70% and 83%, respectively, of the Company’s cash and cash equivalents, including restricted cash and other short-term depository accounts, were with one institution. The uninsured balances of the Company’s unrestricted cash and cash equivalents, restricted cash and other short-term depository accounts aggregated $8.8 million and $16.1 million as of December 31, 2013 and 2012, respectively.

Revenue Recognition. Service fee revenues for StreetLinks and Advent consist primarily of fees for real estate valuation management services and financial settlement services, respectively. These service fee revenues are recognized in the period in which the service is provided to and accepted by the customer.

Service fee revenues for CorvisaCloud consist primarily of professional service, subscription, and usage fees. Professional service fees include fees related to system implementation and integration, planning, data conversion, training, and documentation of processes and procedures. In determining whether the professional service fees can be accounted for separately from subscription fees, we primarily consider the timing of when the professional service contract was signed in comparison to the subscription service start date. Professional services that are deemed to be combined with the subscription service as a single unit of accounting, such as implementation and set-up fees, are recognized ratably over the expected lives of the customer relationships. When these services are not combined with subscription revenues as a single unit of accounting, the related revenues are recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts.

Subscription and support revenues are recognized ratably over the contract terms beginning on the commencement date of each contract, which is the date our service is made available to customers. We recognize usage fees at contractual rates per minute, text, etc. as these services are used.

For all segments, the Company records deferred revenue when payments are received in advance of performing our service obligations and is recognized in accordance with the above criteria. When the Company is the principal in its transactions with customers, service fee revenues are recorded on a gross basis. Otherwise, service fee revenues are recorded on a net basis.

Cost of Services. Cost of Services includes the direct costs to provide services to customers, which are payments to independent parties and the internal costs directly associated with completing customer orders. Internal costs include other expenses necessary to the production process, such as compensation and benefits of employees, occupancy costs and depreciation of equipment.

Earnings Per Share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is calculated assuming all options, nonvested shares and performance-based awards of the Company's common stock have been exercised, unless the exercise would be antidilutive. See Note 14 to the consolidated financial statements for additional details on earnings per share calculation.

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

Goodwill. Goodwill represents cost in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is tested for impairment at least annually as of November 30, or when events or circumstances suggest that an impairment may exist. In September 2011, the FASB approved changes to the goodwill impairment guidance, which amended the previous guidance to allow Companies the option of performing a qualitative assessment before completing step one of the two-step impairment test. If, on the basis of the qualitative factors, the Company determines that the fair value of the reporting unit is more likely than not greater than its carrying amount, the two-step impairment test is not required. If, however, the Company determines that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the Company is required to test goodwill for impairment using the two-step impairment test.

The two-step impairment test begins with an estimation of fair value. The first step compares the estimated fair value of the reporting unit to its carrying amount, including goodwill. If the estimated fair value exceeds its carrying amount, goodwill is not considered impaired. However, if the carrying amount of the reporting unit exceeds its estimated fair value, a second step is performed, comparing the implied fair value to the carrying amount of goodwill. An impairment loss is recorded in the consolidated statement of operations to the extent that the carrying amount of goodwill exceeds its implied fair value.

In 2013. the Company performed a qualitative assessment to determine whether it was more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the Company's Appraisal Management reporting unit was less than its carrying amount, including goodwill. Based on the results of the qualitative assessment, which includes an evaluation of the significance of all relevant events and circumstances, the Company determined that it is more-likely-than-not that the fair value of this reporting unit is greater than its carrying value. As such, no impairment was recorded during 2013. During 2012, the two-step impairment test indicated that the carrying amount of the goodwill assigned to the Company's Logistics reporting unit, which was comprised entirely of the operations of Mango, exceeded its implied fair value. As such, the Company recorded an impairment loss of $2.2 million.

Income Taxes. The Company had a gross deferred tax asset of $284.1 million and $284.0 million as of December 31, 2013 and 2012, respectively. In determining the amount of deferred tax assets to recognize in the financial statements, the Company evaluates the likelihood of realizing such benefits in future periods. The income tax guidance requires the recognition of a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. Income tax guidance indicates the more likely than not threshold is a level of likelihood that is more than 50%.

Under the income tax guidance, companies are required to identify and consider all available evidence, both positive and negative, in determining whether it is more likely than not that all or some portion of its deferred tax assets will not be realized. Positive evidence includes, but is not limited to the following: cumulative earnings in recent years, earnings expected in future years, excess appreciated asset value over the tax basis and positive industry trends. Negative evidence includes, but is not limited to the following: cumulative losses in recent years, losses expected in future years, a history of operating losses or tax credit carryforwards expiring, and adverse industry trends.

The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is required to counter to support a conclusion that a valuation allowance is not needed for all or some of the deferred tax assets. Cumulative losses in recent years are significant negative evidence that is difficult to overcome when determining the need for a valuation allowance. Similarly, cumulative earnings in recent years represent significant positive objective evidence. If the weight of the positive evidence is sufficient to support a conclusion that it is more likely than not that a deferred tax asset will be realized, a valuation allowance should not be recorded.

The Company examines and weighs all available evidence (both positive and negative and both historical and forecasted) in the process of determining whether it is more likely than not that a deferred tax asset will be realized. The Company considers the relevance of historical and forecasted evidence when there has been a significant change in circumstances. Additionally, the Company evaluates the realization of its recorded deferred tax assets on an interim and annual basis. The Company does not record a full valuation allowance if the weight of the positive evidence exceeds the negative evidence and is sufficient to support a conclusion that it is more likely than not that its deferred tax asset will be realized.

If a valuation allowance is necessary, the Company considers all sources of taxable income in determining the amount of valuation allowance to be recorded. Sources of taxable income identified in the income tax guidance include the following: 1)

taxable income in prior carryback year, 2) future reversals of existing taxable temporary differences, 3) future taxable income exclusive of reversing temporary differences and carryforwards, and 4) tax planning strategies.

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

New Accounting Pronouncements

In September 2013, the U.S. Department of the Treasury and the IRS released final regulations providing guidance on the application of IRC Section 263(a) to amounts paid to acquire, produce, or improve tangible property, as well as rules for materials and supplies (“Tangible Property Regulations”). While the final regulations are generally effective for taxable years beginning on or after January 1, 2014, taxpayers are permitted to early adopt provisions for years beginning on or after January 1, 2012. This guidance is not expected to have a significant impact on the Company's financial statements.

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

Logistics
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

	For the Year Ended December 31,
	2013	2012
Service fee income	$376	$5,465

Cost of services	716	5,828
Selling, general and administrative expense	675	3,224
Other expense, net	—	(2,189)

Net loss from discontinued operations	$(1,015)	$(5,776)

The Company recorded a loss on abandonment of discontinued operation, net of income taxes of $1.0 million for the year ended December 31, 2013. This amount includes one-time employee termination benefits of $0.1 million and depreciation expense of $0.4 million, which largely represents the revision of depreciation estimates to reflect the use of the Logistics segment's fixed assets over their shortened useful lives through the date of abandonment.

The majority of the activity in the Other expense, net line for the year ended December 31, 2012 represents the $2.2 million goodwill impairment loss recorded during the fourth quarter of 2012.

There were no remaining assets or liabilities for the Company's Logistics segment as of December 31, 2013. The major classes of assets and liabilities as of December 31, 2012 are detailed below. Unless otherwise noted below, these amounts are included in the respective line items within the consolidated balance sheets.

December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$49
Service fee receivable, net	111
Other current assets	66
Total current assets	226
Non-Current Assets
Property and equipment, net of accumulated depreciation	372
Other assets	109
Total non-current assets	481
Total assets	$707

Liabilities
Current Liabilities
Accounts payable	$133
Accrued expenses	439
Due to Novation (A)	776
Other current liabilities	28
Total current liabilities	1,376
Non-Current Liabilities
Other liabilities	11
Total non-current liabilities	11
Total liabilities	$1,387

(A)	Amounts due to Novation are eliminated upon consolidation. As such, these amounts are not included in the consolidated balance sheets for any periods presented.

Note 4. Business Combinations and Consolidation

During the fourth quarter of 2013, the Company, through a series of transactions with the minority owners of CorvisaCloud, acquired an additional 15% ownership stake in CorvisaCloud for a total purchase price of approximately $0.6 million. These transactions increased the Company's ownership interest in CorvisaCloud to 100% as of December 31, 2013 from 85% as of December 31, 2012. The acquisition of the original 85% ownership stake in CorvisaCloud is discussed further below.

Prior to 2012, Advent entered into a revolving note and revolving credit agreement (the "Agreements") with the Company whereby the noncontrolling members of Advent pledged their membership interests as security for Advent's obligations under the Agreements. As a result of Advent's default under the Agreements, during the second quarter of 2013 the Company foreclosed on the membership interests of the noncontrolling members in full satisfaction of Advent's outstanding intercompany debt obligations. At the time of foreclosure, Advent's noncontrolling members held approximately 22% of the outstanding membership interests. Therefore, the foreclosure raised the Company's ownership interest in Advent to 100% as of December 31, 2013 from 78% as of December 31, 2012. In accordance with the relevant accounting guidance, this debt extinguishment was treated as an equity transaction, reducing both additional paid in capital and Advent's noncontrolling interest deficit by approximately $1.9 million on a consolidated basis with no corresponding gain or loss recognized in the consolidated statement of operations.

On October 2, 2012, pursuant to a Membership Interest Purchase Agreement between the Company and IVR Central, LLC ("IVR"), the Company acquired 85% of the membership interests in IVR in exchange for a purchase price of $0.8 million and the issuance of 200,000 stock options, 75,000 of which vested immediately and were included in the consideration transferred for the purposes of the purchase price allocation. Due to certain operational and financial vesting conditions, the remaining 125,000 options were deemed to be attributable to post-combination service and, thus, will be recognized as compensation cost over the applicable service periods. The impact of this acquisition was not material to the Company's consolidated results of operations and consolidated balance sheet during 2012. Subsequent to the acquisition, IVR changed its name to CorvisaCloud.

The purchase price for the CorvisaCloud acquisition was allocated based on the assessment of the fair value of the assets acquired and liabilities assumed, determined based on the Company’s internal operational assessments and other analyses, which are Level 3 measurements. Pro forma disclosure requirements have not been included as they are not considered material.

A summary of the aggregate amounts of the assets acquired and liabilities assumed and the aggregate consideration paid for CorvisaCloud during 2012 follows (dollars in thousands):

2012
Assets:
Cash	$505
Service fee receivable	23
Property and equipment	500
Liabilities:
Accounts payable	(51)
Accrued expenses	(21)
Noncontrolling interests	(118)
Total consideration	$838

On March 8, 2012, Steve Haslam, the Chief Executive Officer of StreetLinks, was appointed the Chief Operating Officer of the Company. As part of the transition of Mr. Haslam to his new position with the Company, and pursuant to the exercise of his rights under his employment agreement with StreetLinks, he sold all of his 1,927 membership units of StreetLinks to the Company pursuant to a Membership Interest Purchase Agreement, dated March 8, 2012, by and between Mr. Haslam and the Company (the “Unit Purchase Agreement”). At the time of the transaction, the 1,927 membership units of StreetLinks represented approximately 5% of the outstanding StreetLinks membership units. The total purchase price under the Unit Purchase Agreement was $6.1 million, of which $0.8 million and $1.5 million was paid during 2013 and 2012, respectively. The remainder of this obligation is payable as follows: $0.3 million on the last day of each quarter hereafter until March 8, 2016, on which date the unpaid principal balance of $1.6 million is to be paid, plus interest on the unpaid balance at the rate of 4.0% per annum, compounded quarterly.

Note 5. Mortgage Securities

As of December 31, 2013 and December 31, 2012, mortgage securities consisted entirely of the Company's investment in the residual securities issued by securitization trusts sponsored by the Company and classified as available-for-sale. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds. See Note 12 to the consolidated financial statements for details on the Company's fair value methodology.

The following table presents certain information on the Company's portfolio of mortgage securities – available-for-sale as of December 31, 2013 and December 31, 2012 (dollars in thousands):

	Cost Basis	Unrealized Gain	Estimated Fair Value	Average Yield (A)
December 31, 2013	$625	$3,103	$3,728	116.3%
December 31, 2012	605	3,301	3,906	176.0

(A)	The average yield is calculated from the cost basis of the mortgage securities and does not give effect to changes in fair value that are reflected as a component of shareholders' equity (deficit).

There were no other-than-temporary impairments relating to mortgage securities – available-for-sale for the years ended December 31, 2013 and 2012. Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments.

The following table relates to the securitizations where the Company retained an interest in the assets issued by the securitization trust, a variable interest entity or VIE (dollars in thousands):

	Size/Principal Outstanding (A)	Assets on Balance Sheet (B)	Liabilities on Balance Sheet	Maximum Exposure to Loss(C)	Year to Date Loss on Sale	Year to Date Cash Flows
December 31, 2013	$4,811,987	$3,728	$—	$3,728	$—	$5,448
December 31, 2012	5,432,562	3,906	—	3,906	—	4,760

(A)	Size/Principal Outstanding reflects the estimated principal of the underlying assets held by the VIE.

(B)	Assets on balance sheet are securities issued by the entity and are recorded in the mortgage securities line item of the consolidated balance sheets.

(C)	The maximum exposure to loss includes the assets held by the Company. The maximum exposure to loss assumes a total loss on the referenced assets held by the VIE.

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

The Company charges off uncollectible notes receivable when repayment of contractually-obligated amounts is not deemed to be probable. There were no amounts charged off during 2013 and 2012.

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

The Company maintained no allowance for credit losses on notes receivable as of December 31, 2013, and an allowance of $1.1 million as of December 31, 2012, the entire amount of which related to the note receivable due from ITS. Activity in the allowance for credit losses on notes receivable is as follows for the years ended December 31, 2013 and 2012 (dollars in thousands):

	For the Year Ended December 31,
	2013	2012
Balance, beginning of period	$1,054	$—
(Recovery of) provision for credit losses	(1,054)	1,054
Balance, end of period	$—	$1,054

The full outstanding notes receivable balance of $0.3 million as of December 31, 2013 and remaining notes receivable balance of $0.6 million as of December 31, 2012, was current.

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

Maintenance and repairs are charged to expense. Major renewals and improvements are capitalized. Gains and losses on dispositions are credited or charged to earnings as incurred. Depreciation and amortization expense relating to property and equipment was $3.6 million and $3.3 million for the years ended December 31, 2013 and 2012, respectively.

The following table shows the Company's property and equipment, net as of December 31, 2013 and December 31, 2012 (dollars in thousands):

	December 31, 2013	December 31, 2012
Furniture, fixtures and office equipment	$1,187	$993
Hardware and computer equipment	3,924	4,358
Software	7,373	8,765
Leasehold improvements	1,238	1,216
Total Cost	13,722	15,332
Less: Accumulated depreciation and amortization	(8,797)	(9,140)
Property and equipment, net	$4,925	$6,192

The hardware and computer equipment amount above includes gross assets under capital leases of $1.3 million and $0.7 million as of December 31, 2013 and December 31, 2012, respectively. As of December 31, 2013 and December 31, 2012, respectively, accumulated depreciation and amortization of these assets totaled approximately $0.5 million and $0.1 million.

Note 8. Goodwill

As of both December 31, 2013 and 2012, goodwill totaled $3.2 million, the entire amount of which represents the goodwill assigned to the Appraisal Management reporting unit.

There was no goodwill activity during 2013. During 2012, the Company, recorded a $2.2 million impairment loss for the Logistics reporting unit. This impairment loss is included in the loss from discontinued operations line item of the Company's consolidated statement of operations.

Goodwill activity is as follows for 2013 and 2012 (dollars in thousands):

	For the Year Ended December 31,
	2013	2012
Balance, beginning of period	$3,170	$5,336
Logistics impairment	—	(2,166)
Balance, end of period	$3,170	$3,170

Including the fourth quarter 2012 impairment loss of $2.2 million, the Company's accumulated goodwill impairment through December 31, 2013, was $5.7 million. Of this amount, $0.5 million relates to the Appraisal Management reporting unit, $1.2 million relates to the Financial Intermediary reporting unit, and $2.2 million relates to the Logistics reporting unit. The remaining $1.9 million of accumulated impairment relates to Company's legacy business.

For tax purposes, goodwill is included in the Company's basis in its investment in StreetLinks as StreetLinks is a limited liability company. Therefore, it will be non-deductible for tax purposes as long as the Company holds its investment.

Note 9. Borrowings

Senior Notes. The Company has outstanding unsecured senior notes pursuant to three indentures (collectively, the “Senior Notes”) with an aggregate principal balance of $85.9 million. The Senior Notes were created through an exchange of the Company's previously outstanding junior subordinated notes that occurred prior to 2012. This exchange was considered a modification of a debt instrument for accounting purposes, therefore the Company uses the effective interest method to accrete from the existing balances of $83.9 million and $81.7 million as of December 31, 2013 and December 31, 2012, respectively to the aggregate principal balance of $85.9 million.

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

The indentures governing the Senior Notes (the “Indentures”) contain certain restrictive covenants (the “Negative Covenants”) subject to certain exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit the Company and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring shares of the Company or its subsidiaries, making payment on debt securities of the Company that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in its subsidiaries or all or substantially all of the assets of its subsidiaries. The Negative Covenants remain in effect until both of the following conditions are met: 1) the Senior Notes begin accruing interest at the Full Rate, and 2) the Company satisfies certain financial covenants (the “Financial Covenants”). Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95%. As the Senior Notes were not accruing interest at the Full Rate, the Negative Covenants, as defined above, were still in effect as of December 31, 2013 and December 31, 2012. Compliance with the Financial Covenants is required only when the Company seeks to take action prohibited by the Negative Covenants that has not been approved by the holders of the Senior Notes. As such, the Company was under no obligation to comply with the Financial Covenants during these periods.

The Company was in compliance with all Negative Covenants as of December 31, 2013 and December 31, 2012.

Note Payable to Related Party. As discussed in Note 4 to the consolidated financial statements, Steve Haslam sold all of his membership units of StreetLinks to the Company, approximately 5%, on March 8, 2012. The total purchase price was $6.1 million, of which $0.8 million and $1.5 million was paid during 2013 and 2012, respectively. The remainder of this obligation is payable as follows: $0.3 million on the last day of each quarter until March 8, 2016, on which date the unpaid principal balance of $1.6 million is to be paid, plus interest on the unpaid balance at the rate of 4.0% per annum, compounded quarterly. The Company's obligation is secured by the StreetLinks' interest purchased. As of December 31, 2013, the Company had not made the principal payment for the fourth quarter 2013, and therefore the associated payment of $0.3 million is included as a current liability in the note payable to related party line item as of December 31, 2013. The Company's obligation is secured by the proportional StreetLinks' interest purchased.

The Company incurred approximately $0.2 million of interest expense related to this obligation during both 2013 and 2012.

Capital Leases. The Company leases hardware and computer equipment under capital leases. These capital leases are payable in 36 monthly installments and mature between August 2014 and December 2016. As of December 31, 2013 and December 31, 2012, current maturities of obligations under capital leases were approximately $0.4 million and $0.3 million, respectively. Noncurrent maturities of obligations under capital leases were approximately $0.4 million, as of both December 31, 2013 and 2012. Due to the immaterial nature of these obligations with regard to the Company's financial statements as a whole, current maturities and noncurrent maturities of capital leases are included in the other current liabilities and other liabilities line items, respectively, in the Company's consolidated balance sheets.

Note 10. Commitments and Contingencies

Commitments. The Company leases office space under various operating lease agreements, most of which contain renewal options and include escalating rents over the lease term. Rent expense for 2013 and 2012 aggregated $2.4 million and $2.1 million, respectively. At December 31, 2013, future minimum lease commitments under those leases for the next five years are as follows (dollars in thousands):

Lease
Obligations
2014	$2,738
2015	2,755
2016	2,834
2017	2,913
2018	2,062
$13,302

The Company has sublease agreements for office space formerly occupied by the Company and received approximately $0.1 million and $0.2 million during the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, the total amount of minimum rentals to be received in the future under non-cancelable subleases was $1.1 million.

Contingencies. In conjunction with the acquisition of Corvisa, LLC in 2011, the Company is obligated to make payments in the future to the former minority owners of Corvisa of up to $1.2 million if revenue targets are achieved. During 2013, the Company, based on management's estimates of the probability of the earnings targets being achieved, recorded adjustments to the fair value of the recorded liability pertaining to this obligation. These adjustments reduced the recorded liability by approximately $0.9 million, bringing the recorded obligation to zero as of December 31, 2013. As of December 31, 2012, the Company had recorded a liability of $0.9 million related to this contingency, with approximately $0.5 million recorded in the accrued expense line of the consolidated balance sheet and $0.4 million recorded in other noncurrent liabilities.

The Company has received indemnification and loan repurchase demands with respect to alleged violations of representations and warranties (“defects”) and with respect to other alleged misrepresentations and contractual commitments made in loan sale and securitization agreements. These demands have been received substantially beginning in 2006 and have continued into 2013. Prior to the Company ceasing the origination of loans in its mortgage lending business, it sold loans to securitization trusts and other third parties and agreed to repurchase loans with material defects and to otherwise indemnify parties to these transactions. Beginning in 1997 and ending in 2007, affiliates of the Company sold loans to securitization trusts and third parties with the potential of such obligations. The aggregate original principal balance of these loans was $43.1 billion at the time of sale or securitization. The remaining principal balance of these loans is not available as these loans are serviced by third parties and may have been refinanced, sold or liquidated. During 2011 and 2013, the Company has received claims to repurchase loans with original principal balances of approximately $31.2 million. These claims have not been acknowledged as valid by the Company. In some cases, claims were made against affiliates of the Company that have ceased operations and have no or limited assets. The Company has not repurchased any loans in 2011 or 2013 or made any payments in response to indemnification requests.

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

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case included NovaStar Mortgage Funding Corporation (“NMFC”), a wholly-owned subsidiary of the Company, and its individual directors, several securitization trusts sponsored by the Company ("affiliated defendants") and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. The plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by the plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff's claims, which the court granted on March 31, 2011, with leave to amend. The plaintiff filed a second amended complaint on May 16, 2011, and the Company again filed a motion to dismiss. On March 29, 2012, the court dismissed the plaintiff's second amended complaint with prejudice and without leave to replead. The plaintiff filed an appeal. On March 1, 2013, the appellate court reversed the judgment of the lower court, which had dismissed the case. Also, the appellate court vacated the judgment of the lower court which had held that the plaintiff lacked standing, even as a class representative, to sue on behalf of investors in securities in which plaintiff had not invested, and the appellate court remanded the case back to the lower court for further proceedings. On April 23, 2013 the plaintiff filed its memorandum with the lower court seeking a reconsideration of the earlier dismissal of plaintiff's claims as to five offerings in which plaintiff was not invested. Given the early stage of the litigation, the Company cannot provide an estimate of the range of any loss. The Company believes that the affiliated defendants have meritorious defenses to the case and expects them to defend the case vigorously.

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

On February 28, 2013 the Federal Housing Finance Agency, as conservator for the Federal Home Loan Mortgage Corporation (Freddie Mac) and on behalf of the Trustee of the NovaStar Mortgage Funding Trust, Series 2007-1 (the "Trust"), a securitization trust in which the Company retains a residual interest, filed a summons with notice in the Supreme Court of the State of New York, County of New York against Novation Companies, Inc. and NovaStar Mortgage, Inc. ("NMI"), a wholly-owned subsidiary of the Company. The notice provides that this is a breach of contract action with respect to certain, unspecified mortgage loans and defendant's failure to repurchase such loans under the applicable agreements. Plaintiff alleges that defendants, from the closing date of the transaction that created the Trust that mortgage loans that were sold to the Trust, were aware of the breach of the representations and warranties made and failed to notice and cure such breaches, and due to the failure of defendants to cure any breach, notice to defendants would have been futile. The summons with notice was not served until June 28, 2013. By letter dated June 24, 2013, the Trustee of the Trust forwarded a notice from Freddie Mac alleging breaches of representations and warranties with respect to 43 loans, as more fully set forth in included documentation. The 43 loans had an aggregate, original principal balance of about $6.5 million. On August 19, 2013, Deutsche Bank National Trust Company, as Trustee, filed a complaint identifying alleged breaches of representations and warranties with respect to seven loans that were included in the earlier list of 43 loans. Plaintiff also generally alleged a trust-wide breach of representations and warranties by defendants with respect to loans sold and transferred to the trust. Plaintiff seeks specific performance of repurchase obligations; compensatory, consequential, recessionary and equitable damages for breach of contract; specific performance and damages for anticipatory breach of contract; and indemnification (indemnification against NMI only). On October 9, 2013, Company and NMI filed a motion to dismiss plaintiff’s complaint. This motion to dismiss was withdrawn after plaintiff filed an amended complaint on January 28, 2014, but Company and NMI expect to file a motion to dismiss the amended complaint. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that it has meritorious defenses to the case and expects to defend the case vigorously.

Note 11. Shareholders’ Deficit

In connection with the Company's issuance of convertible preferred stock in 2007, which was subsequently exchanged for shares of newly-issued common stock in 2011, the Company accrued an estimate for offering costs incurred by the preferred stock investors. In accordance with the relevant accounting guidance, the Company originally recorded these costs to additional paid in capital as a reduction of the proceeds from issuance. As the statute of limitations whereby the investors may claim the expenses lapsed during 2013, the Company adjusted the estimated accrued offering costs, resulting in a $1.8 million increase to additional paid in capital.

The Company’s Board of Directors has approved the repurchase of up to $9.0 million of the Company’s common stock. No shares were repurchased during 2013 and 2012. Prior to 2012, the Company has repurchased $8.0 million, leaving approximately $1.0 million of shares that may yet be purchased under the repurchase plan. Under Maryland law, shares repurchased under the repurchase plan are to be returned to the Company’s authorized but unissued shares of common stock. Common stock purchased under the repurchase plan is charged against additional paid-in capital.

The Company maintains a stock compensation plan. The aggregate value and expense associated with the grants under the plan is not material to the Company's consolidated statements.

Noncontrolling Interests. The Company received approximately $0.2 million in capital contributions from the noncontrolling members of CorvisaCloud during 2013. In 2012, the Company received approximately $1.3 million in capital contributions from the noncontrolling members of Mango. These contributions were made pursuant to calls for additional capital. Members are not required to make contributions. If they do, their portion of the contribution is made based on their current ownership interest. No additional membership interests are issued as a result of these transactions as long as all members choose to contribute. If a member fails to contribute, the noncontributing member's ownership interest is effectively diluted through the issuance of additional membership interests to contributing members.

During 2013 and 2012, respectively, the Company distributed approximately $0.8 million and $0.4 million of excess capital, as determined in accordance with the StreetLinks operating agreement, to the noncontrolling members of StreetLinks. Each member's share of the distribution is determined based on their ownership interest at the time of the distribution.

During the second quarter of 2013, the Company foreclosed on the membership interests of the noncontrolling members in full satisfaction of Advent's outstanding intercompany debt obligations. In accordance with the relevant accounting guidance, this debt extinguishment was treated as an equity transaction, reducing Advent's noncontrolling interest deficit by approximately $1.9 million. The remaining activity attributable to acquisitions of noncontrolling interests relates primarily to the additional CorvisaCloud ownership interests acquired during the fourth quarter. See Note 4 to the consolidated financial statements for additional information regarding these transactions.

The remaining noncontrolling interest activity for 2013 represents the deconsolidation of the Logistics segment. Upon the lapse of the warranty period for the final Logistics segment moves performed during the first quarter, the Company wrote-off the remaining equity balances of the Logistics segment. On a consolidated basis, this write-off resulted in a reduction of the Logistics segment's noncontrolling interest deficit of $0.5 million and a corresponding loss on deconsolidation, which is reflected in Other Income on the consolidated statements of operations.

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

The following tables present for each of the fair value hierarchy levels, the Company's assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage securities – available-for-sale	$3,728	$—	$—	$3,728

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage securities – available-for-sale	$3,906	$—	$—	$3,906

Liabilities:
Contingent consideration (A)	$1,099	$—	$—	$1,099

(A)
The contingent consideration represents the estimated fair value of the additional potential amounts payable in connection with our acquisitions of Mango and Corvisa, $0.2 million and $0.9 million, respectively.

Valuation Methods and Processes

The Company estimates the fair value of all items subject to fair value accounting using present value techniques and generally does not have the option to choose other valuation techniques for these items. There have been no significant changes to the Company's financial statements as a result from changes to the Company's valuation techniques during 2013.

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

Description	Valuation Techniques	Significant Unobservable Inputs	Range
Assets:
Mortgage securities – available-for-sale	Present value analysis	Prepayment rates	5.2% – 13.8%
		Weighted average life (years)	2.0 – 2.0
Liabilities:
Contingent consideration	Present value analysis	Revenue growth	0.0% – 20.0%

As discussed in Note 5 to the consolidated financial statements, the Company's mortgage securities – available-for-sale, are measured at fair value. These securities are valued at each reporting date using significant unobservable inputs (Level 3) by discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The Company has no other assets measured at fair value.

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

The only liability recorded at fair value in the consolidated balance sheets is the contingent consideration liability associated with the Company's acquisition of Corvisa. The payment is contingent on future revenue generated from the original Corvisa technology platform. The obligation is valued at each reporting date using significant unobservable inputs (level 3). The Company estimated the fair value using projected revenue over the earn-out period, and applies a discount rate commensurate with the risks involved to the projected earn-out payments.

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

The following table provides a reconciliation of the beginning and ending balances for the Company's mortgage securities – available-for-sale which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for 2013 and 2012 (dollars in thousands):

	For the Year Ended December 31,
	2013	2012
Balance, beginning of period	$3,906	$3,878
Increases (decreases) to mortgage securities – available-for-sale:
Accretion of income (A)	770	1,076
Proceeds from paydowns of securities (A)	(750)	(1,082)
Mark-to-market value adjustment	(198)	34
Net increases (decreases) to mortgage securities – available-for-sale	(178)	28
Balance, end of period	$3,728	$3,906

(A)	Cash received on mortgage securities with no cost basis was $4.7 million and $3.7 million for the years ended December 31, 2013 and 2012, respectively.

The following table provides a reconciliation of the beginning and ending balances for the Company's contingent consideration liability which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012 (dollars in thousands):

	For the Year Ended December 31,
	2013	2012
Balance, beginning of period	$1,099	$1,154
Payments	—	(150)
Fair value adjustment	(1,099)	95
Balance, end of period	$—	$1,099

The following table provides a summary of the impact to earnings for 2013 and 2012 from the Company's assets and liabilities which are measured at fair value on a recurring and nonrecurring basis (dollars in thousands):

		Fair Value Adjustments
		For the Year Ended December 31,
Asset or Liability Measured at Fair Value	Fair Value Measurement Frequency	2013	2012	Statement of Operations Line Item Impacted
Contingent consideration (A)	Recurring	(1,099)	95	Other income (expense)
Total fair value gains (B)		$(1,099)	$95

(A)
The contingent consideration represents the estimated fair value of the additional potential earn-out opportunity payable in connection with the acquisition of Corvisa that is contingent and based upon certain future earnings targets.

(B)	The Company did not have any impairments relating to mortgage securities – available-for-sale for 2013 and 2012.

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

The estimated fair values of the Company's financial instruments are as follows as of December 31, 2013 and December 31, 2012 (dollars in thousands):

	As of December 31, 2013		As of December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Restricted cash	$2,566	$1,667	$2,215	$2,150
Mortgage securities – available-for-sale	3,728	3,728	3,906	3,906
Financial liabilities:
Senior notes	$83,867	$13,119	$81,728	$11,527
Note payable to related party	3,863	2,880	4,613	3,064

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

Restricted cash. The fair value of restricted cash was estimated by discounting estimated future releases of the cash from restriction.

Senior notes. The fair value is estimated by discounting future projected cash flows using a discount rate commensurate with the risks involved. The value of the Senior Notes was calculated assuming that the Company would be required to pay interest at a rate of 1.0% per annum until January 2016, at which time the Company would be required to start paying the Full Rate of three-month LIBOR plus 3.5% until maturity in March 2033. The three-month LIBOR used in the analysis was projected using a forward interest rate curve.

Note payable to related party. The fair value of the note payable to related party is estimated by discounting future projected principal and interest payment cash flows using a discount rate commensurate with the risks involved. As of December 31, 2013, the future projected interest payments were calculated assuming the stated rate of 4.0% per annum until maturity in March 2016.

Note 13. Segment Reporting

During the fourth quarter of 2013, the Company changed its segment reporting structure by including Cloud Software as a Service ("Cloud SaaS") as a separate operating unit. Historically, this segment has been aggregated with the Corporate operating segment based on the immaterial nature of its operations. Prior period comparatives have not been updated to reflect this change in segmentation as the operating results for this subsidiary for 2012 were not material to the financial statements as a whole due to the fact that this segment was acquired in the fourth quarter of 2012.

The Company reviews, manages and operates its business in four segments: Corporate, Appraisal Management, Financial Intermediary, and Cloud SaaS. Corporate operating results include mortgage securities retained from securitizations, corporate general and administrative expenses, and, for 2012 only, the operating results of CorvisaCloud, as these results were not significant during 2012. Appraisal Management operations include the service fee income and related expenses from the Company's majority-owned subsidiary, StreetLinks. The Financial Intermediary segment consists of the financial settlement service fee income and related expenses from a wholly-owned subsidiary of the Company, Advent. The Cloud SaaS segment represents service fee income and related expenses from the Company's wholly-owned subsidiary, CorvisaCloud. Management evaluates segment performance based on income before income taxes, which is prior to the allocation of losses attributable to the noncontrolling interests.

The following is a summary of the operating results of the Company's segments for 2013 and 2012 and a summary of their financial positions as of December 31, 2013 and December 31, 2012 (dollars in thousands):

	Corporate	Appraisal Management	Financial Intermediary	Cloud SaaS	Eliminations	Discontinued Operations (C)	Total
For the Year Ended December 31, 2013
Service fee income	$10,442	$143,553	$8,927	$1,472	$(10,569)	$—	$153,825
Interest income	5,796	—	—	—	(328)	—	5,468
Interest expense	3,185	35	309	16	(328)	—	3,217
Depreciation and amortization expense (A)	756	1,797	477	153	—	382	3,565
(Loss) income from continuing operations before income tax expense	(4,191)	7,356	(2,792)	(4,509)	395	—	(3,741)
Additions to long-lived assets (D)	1,629	81	440	1,112	—	10	3,272

As of December 31, 2013
Total assets (B)	$23,681	$13,034	$3,983	$1,854	$(8,510)	$—	$34,042

(A)	Amounts are included in the cost of services and selling, general and administrative expense line items of the consolidated statements of operations.

(B)	Appraisal Management segment includes goodwill of $3.2 million resulting from the acquisition of StreetLinks.

(C)	See Note 3 for additional information regarding the financial position and operating results of discontinued operations.

(D)	Amount includes assets acquired under capital leases.

	Corporate	Appraisal Management	Financial Intermediary	Eliminations	Discontinued Operations (C)	Total
For the Year Ended December 31, 2012
Service fee income	$8,591	$176,645	$9,221	$(8,551)	$—	$185,906
Interest income	5,716	—	—	(963)	—	4,753
Interest expense	3,128	39	927	(963)	—	3,131
Depreciation and amortization expense (A)	418	1,914	104	—	839	3,275
(Loss) income from continuing operations before income tax benefit	(3,597)	7,198	(4,202)	(1,448)	—	(2,049)
Additions to long-lived assets	1,853	1,283	425	—	381	3,942

As of December 31, 2012
Total assets (B)	$93,097	$22,772	$2,349	$(12,331)	$857	$106,744

(A)	Amounts are included in the cost of services and selling, general and administrative expense line items of the consolidated statements of operations.

(B)	Appraisal Management segment includes goodwill of $3.2 million resulting from the acquisition of StreetLinks.

(C)	See Note 3 for additional information regarding the financial position and operating results of discontinued operations.

Intersegment service fee income includes fees charged by the Corporate segment to the Appraisal Management, Financial Intermediary, and Cloud SaaS segments for operational support provided by the Corporate segment's employees. The intersegment interest income and interest expense consists of interest charged by the Corporate segment to the Appraisal Management, Financial Intermediary, and Cloud SaaS segments for borrowings. Additionally, the 2012 intersegment service fees include a guaranty fee of approximately $1.0 million paid by the Financial Intermediary segment to the Corporate segment for the Corporate segment's guarantee of the Financial Intermediary segment's performance under its contract with its banking partner. No such fee was charged during 2013.

No customer(s) of any segment comprised greater than 10% of total consolidated revenues during either 2013 or 2012. During 2012, three customers of the Appraisal Management segment comprised approximately 31% of the total Appraisal Management revenue for 2012. These same three customers represented approximately 25% of the total Appraisal Management revenue for 2013.

Note 14. Earnings Per Share

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options and nonvested shares. The computations of basic and diluted earnings per share for 2013 and 2012 (dollars in thousands, except share and per share amounts) are as follows:

	For the Year Ended December 31,
	2013	2012
Numerator:
Net (loss) income from continuing operations	$(66,497)	$61,468
Loss from discontinued operations	(1,015)	(5,776)
Net (loss) income	(67,512)	55,692
Less income (loss) attributable to noncontrolling interests	17	(3,495)
Net (loss) income available to common shareholders	$(67,529)	$59,187

Denominator:
Weighted average common shares outstanding – basic	90,776,211	90,577,541

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	90,776,211	90,577,541
Stock options	—	521,120
Nonvested shares	—	327,555
Weighted average common shares outstanding – dilutive	90,776,211	91,426,216

Basic earnings per share:
Net (loss) income from continuing operations	$(0.73)	$0.68
Loss from discontinued operations	(0.01)	(0.07)
Net (loss) income	(0.74)	0.61
Less loss attributable to noncontrolling interests	—	(0.04)
Net (loss) income available to common shareholders	$(0.74)	$0.65

Diluted earnings per share:
Net (loss) income from continuing operations	$(0.73)	$0.67
Loss from discontinued operations	(0.01)	(0.06)
Net (loss) income	(0.74)	0.61
Less loss attributable to noncontrolling interests	—	(0.04)
Net (loss) income available to common shareholders	$(0.74)	$0.65

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

	For the Year Ended December 31,
	2013	2012
Number of stock options	8,459	7,080
Weighted average exercise price of stock options	$0.69	$0.76

During 2013, the Company granted 0.6 million options to purchase shares of Common Stock at a weighted average exercise price of $0.53. The weighted average impact of 0.4 million shares are included in the table above for the 2013.

During 2012, the Company granted 6.9 million options to purchase shares of Common Stock at a weighted average exercise price of $0.77. Including the 0.2 million options issued in conjunction with the acquisition of CorvisaCloud, the Company granted 7.1 million options during 2012. The weighted average impact of 6.1 million shares are included in the table above for 2012.

Of the 7.1 million total options granted during 2012, 5.3 million relate to a non-discretionary anti-dilution provision adjustment to preserve the benefits and potential benefits of grants issued prior to the Recapitalization. These options maintained the original exercise prices and vesting terms of the respective initial grants.

The Company had approximately 0.6 million and 0.8 million nonvested shares outstanding as of December 31, 2013 and December 31, 2012, respectively. These shares have original cliff vesting schedules ranging between five and ten years. Of these, the weighted average impact of approximately 0.7 million and 0.6 million nonvested shares were not included in the calculation of earnings per share for 2013 and 2012, respectively, because they were anti-dilutive.

Note 15. Income Taxes

During 2013, the Company recorded income tax expense from continuing operations of $62.8 million, compared to an income tax benefit of $63.5 million for 2012. The majority of both the expense during 2013 and benefit during 2012 were discrete events attributable to adjustment of the valuation allowance against the Company's deferred tax assets, as discussed further below. The components of income tax expense for 2013 and benefit for 2012 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2013	2012
Current:
Federal	$(313)	$(31)
State and local	(31)	(386)
Total current	(344)	(417)

Deferred:
Federal	56,508	(56,508)
State and local	6,592	(6,592)
Total deferred	63,100	(63,100)
Total income tax benefit	$62,756	$(63,517)

A reconciliation of the expected federal income tax expense using the federal statutory tax rate of 35% to the Company’s actual income tax benefit and resulting effective tax rate for 2013 and 2012 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2013	2012
Income tax at statutory rate	$(1,386)	$(1,516)
State income taxes, net of federal tax benefit	(298)	(738)
Valuation allowance	62,914	(65,309)
Change in state tax rate	198	(2,189)
State tax credits	(488)	—
Adjustment to deferred tax asset	2,118	6,001
Uncertain tax positions	(311)	(165)
Stock-based compensation	—	238
Other	9	161
Total income tax expense (benefit)	$62,756	$(63,517)

During the first quarter of 2012, the Company determined that it was more likely than not that it would realize a portion of its deferred tax assets, therefore, a portion of the Company's valuation allowance was released, resulting in a net deferred tax asset of approximately $63.1 million as of December 31, 2012. This determination was based on the Company's evaluation of the available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income, among other items. The Company's evaluation of the available evidence as of December 31, 2012 was significantly influenced by the Company's positive cumulative earnings position for the three year period ended December 31, 2012.

Due primarily to the increasing mortgage lending interest rate environment and its impact on StreetLinks’ completed order volume, the Company reassessed the amount of deferred taxes ultimately expected be realized during the second quarter of 2013. This reassessment concluded with an increase in the valuation allowance against its net deferred tax assets of approximately $27.6 million in the second quarter.

In addition to the current interest rate trends, which continue to negatively impact StreetLinks' completed order volume and operating results, during the fourth quarter of 2013, the Company determined that it was no longer in a positive cumulative earnings position for the three year period ended December 31, 2013. The Company has sustained losses recently due, in part, to its continued investment in CorvisaCloud. These investments are being made for the long-term growth of CorvisaCloud and to improve Novation’s financial performance. Given the significance of this negative evidence, the Company concluded that it is no longer more likely than not that it will realize a portion of its deferred tax assets. As such, the Company increased the valuation allowance by an additional $35.5 million during the fourth quarter of 2013, resulting in a full valuation allowance against the Company’s net deferred tax assets as of December 31, 2013.

The Company's determination of the realizable deferred tax assets requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods. As of December 31, 2013 and 2012, the Company maintained a valuation allowance of $283.0 million and $219.7 million, respectively, for its deferred tax assets.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2013 and 2012 were as follows (dollars in thousands):

	December 31, 2013	December 31, 2012
Deferred tax assets:
Basis difference – investments	$87,105	$128,105
Federal net operating loss carryforwards	179,076	139,381
Allowance for loan losses	—	443
State net operating loss carryforwards	14,436	13,413
Other	3,519	2,647
Gross deferred tax asset	284,136	283,989
Valuation allowance	(282,988)	(219,667)
Deferred tax asset (A)	1,148	64,322
Deferred tax liabilities:
Other	1,148	1,222
Deferred tax liability (A)	1,148	1,222
Net deferred tax asset	$—	$63,100

(A)
The noncurrent portion of deferred tax assets is included in the deferred income tax assets, net line within the noncurrent assets section of the Company's consolidated balance sheets. As of December 31, 2013, the current portion of deferred tax assets was not material and is netted against the current deferred income tax liability in accordance with the relevant accounting guidance.

As of December 31, 2013, the Company had a federal net operating loss of approximately $511.6 million. The federal net operating loss may be carried forward to offset future taxable income, subject to applicable provisions of the Internal Revenue Code (the "Code"). If not used, this net operating loss will expire in years 2025 through 2033. The Company has state net operating loss carryovers arising from both combined and separate filings from as early as 2004. The state net operating loss carryovers may expire as early as 2014 and as late as 2033. The Company has state tax credits of approximately $0.8 million, which will expire in 2027 and 2028.

The activity in the accrued liability for unrecognized tax benefits for the years ended December 31, 2013 and 2012 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2013	2012
Beginning balance	$1,062	$1,493
Gross decreases – tax positions in prior period	—	(38)
Gross increases – tax positions in current period	35	14
Lapse of statute of limitations	(366)	(407)
Ending balance	$731	$1,062

As of December 31, 2013 and 2012, the total gross amount of unrecognized tax benefits was $0.7 million and $1.1 million, respectively, which also represents the total amount of unrecognized tax benefits that would impact the effective tax rate. The Company anticipates a reduction of unrecognized tax benefits in the amount of $0.6 million due the lapse of statute of limitations in the next twelve months. The Company does not expect any other significant change in the liability for unrecognized tax benefits in the next twelve months.

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. The benefit for interest and penalties recorded in income tax expense was not significant for 2013 and 2012. There were accrued interest and penalties of $0.1 million as of both December 31, 2013 and 2012.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. Tax years 2007 to 2013 remain open to examination for both U.S. federal income tax and major state tax jurisdictions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Novation Companies, Inc.

We have audited the accompanying consolidated balance sheets of Novation Companies, Inc., a Maryland corporation, and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Novation Companies, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Kansas City, Missouri
February 28, 2014

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation and its assessment, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to Items 401, 405 and 407(d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the information included in our Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information with respect to Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated by reference to the information included in our Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to Items 403 of Regulation S-K is incorporated by reference to the information included in our Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to Item 404 and 407(a) of Regulation S-K is incorporated by reference to the information included in our Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Information with respect to Item 9(e) of Schedule 14A is incorporated by reference to the information included in our Proxy Statement for the 2014 Annual Meeting of Shareholders.

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
(27) Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on March 21, 2011 (File No. 001-13533).
(28) Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on March 22, 2011 (File No. 001-13533).
(29) Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on March 22, 2011 (File No. 001-13533).
(30) Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the SEC on March 22, 2011 (File No. 001-13533).
(31) Incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Registrant with the SEC on March 22, 2011 (File No. 001-13533).
(32) Incorporated by reference to Exhibit 10.5 to Form 8-K filed by the Registrant with the SEC on March 22, 2011 (File No. 001-13533).

Exhibit No.	Description of Document
10.24 (33)	2011 Compensation Plan for Independent Directors *
10.25 (34)	Membership Interest Purchase Agreement, dated March 8, 2012, by and between NovaStar Financial, Inc. and Steve Haslam *
10.26 (35)	Employment Agreement, dated as of March 8, 2012, by and between NovaStar Financial, Inc. and Steve Haslam *
10.27 (36)	Stock Option Agreement, dated March 8, 2012, by and between NovaStar Financial, Inc. and Steve Haslam *
10.28 (37)	Employment Agreement, dated as of March 2, 2012, by and between NovaStar Financial, Inc. and Matthew Lautz *
10.29 (38)	Employment Agreement, dated as of March 1, 2012, by and between NovaStar Financial, Inc. and Brett Monger *
10.30 (39)	Stock Option Agreement, dated March 8, 2012, by and between NovaStar Financial, Inc. and Brett Monger *
10.31 (40)	Amended and Restated NovaStar Financial, Inc. 2004 Incentive Stock Plan *
11.1 (41)	Statement Regarding Computation of Per Share Earnings
14.1 (42)	NovaStar Financial, Inc. Code of Conduct
16.1 (43)	Letter to Securities and Exchange Commission from Deloitte & Touche LLP dated July 5, 2012
21.1	Subsidiaries of the Registrant
23.1	Consent of Grant Thornton LLP
31.1	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Novation Companies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013 and 2012, (iv) Consolidated Statements of Shareholders' Deficit for the years ended December 31, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements.

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

NOVATION COMPANIES, INC.
(Registrant)

DATE:	February 28, 2014	/s/ W. LANCE ANDERSON
W. Lance Anderson, Chairman of the Board
of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

DATE:	February 28, 2014	/s/ W. LANCE ANDERSON
W. Lance Anderson, Chairman of the Board
of Directors and Chief Executive Officer
(Principal Executive Officer)

DATE:	February 28, 2014	/s/ RODNEY E. SCHWATKEN
Rodney E. Schwatken, Chief Financial Officer
(Principal Financial Officer)

DATE:	February 28, 2014	/s/ BRETT A. MONGER
Brett A. Monger, Vice President,
Controller and Chief Accounting Officer
(Principal Accounting Officer)

DATE:	February 28, 2014	/s/ EDWARD W. MEHRER
Edward W. Mehrer, Director

DATE:	February 28, 2014	/s/ GREGORY T. BARMORE
Gregory T. Barmore, Director

DATE:	February 28, 2014	/s/ ART N. BURTSCHER
Art N. Burtscher, Director

DATE:	February 28, 2014	/s/ HOWARD M. AMSTER
Howard M. Amster, Director

DATE:	February 28, 2014	/s/ BARRY A. IGDALOFF
Barry A. Igdaloff, Director