Form 10-Q
period 2014-03-31
NOVATION COMPANIES, INC.
filed 2014-05-08
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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
Yes ☐ No ☒

The number of shares of the Registrant's Common Stock outstanding on May 2, 2014 was 91,479,519.

NOVATION COMPANIES, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2014

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; dollars in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$11,352	$9,267
Service fee receivable, net of allowance of $300 and $191, respectively	7,398	5,274
Restricted cash	1,035	1,035
Mortgage securities	3,466	3,728
Other current assets	3,381	3,333
Total current assets	26,632	22,637
Non-Current Assets
Property and equipment, net of accumulated depreciation	4,779	4,925
Goodwill	3,170	3,170
Deferred income tax asset, net	1,024	1,101
Other assets	2,188	2,209
Total non-current assets	11,161	11,405
Total assets	$37,793	$34,042

Liabilities and Shareholders' Equity (Deficit)
Liabilities:
Current Liabilities
Accounts payable	$3,446	$3,453
Accrued expenses	8,860	6,406
Deferred revenue	958	731
Note payable to related party	1,500	1,250
Deferred income tax liability, net	1,024	1,101
Other current liabilities	424	424
Total current liabilities	16,212	13,365
Non-Current Liabilities
Senior notes	84,406	83,867
Note payable to related party	2,363	2,613
Other liabilities	2,374	2,417
Total non-current liabilities	89,143	88,897
Total liabilities	105,355	102,262

Commitments and contingencies (Note 10)

Shareholders' equity (deficit):
Capital stock, $0.01 par value per share, 120,000,000 shares authorized:
Common stock, 91,479,519 shares issued and outstanding	915	915
Additional paid-in capital	739,595	739,468
Accumulated deficit	(811,012)	(811,742)
Accumulated other comprehensive income	2,876	3,103
Total Novation Companies, Inc. shareholders' deficit	(67,626)	(68,256)
Noncontrolling interests	64	36
Total shareholders' deficit	(67,562)	(68,220)
Total liabilities and shareholders' deficit	$37,793	$34,042

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; dollars in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2014	2013
Income and Revenues:
Service fee income	$31,555	$47,862
Interest income – mortgage securities	1,786	917
Total	33,341	48,779

Costs and Expenses:
Cost of services	23,015	37,855
Selling, general and administrative expense	8,812	8,868
Total	31,827	46,723

Other income	76	1,215
Interest expense	(799)	(788)

Income before income taxes	791	2,483
Income tax expense, continuing operations	28	1,138
Net income from continuing operations	763	1,345
Loss from discontinued operations, net of income taxes	—	(690)
Net income	763	655
Less: Net income (loss) attributable to noncontrolling interests	33	(101)
Net income attributable to Novation	$730	$756
Earnings Per Share attributable to Novation:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01
Weighted average basic shares outstanding	90,866,933	90,716,933
Weighted average diluted shares outstanding	90,866,933	91,119,949

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; dollars in thousands)

	For the Three Months Ended March 31,
	2014	2013
Net income	$763	$655
Other comprehensive income:
Change in unrealized gain on mortgage securities – available-for-sale (Note 11)	(227)	(619)
Total comprehensive income	536	36
Comprehensive income attributable to noncontrolling interests:
Less: Net income (loss) attributable to noncontrolling interests	33	(101)
Total comprehensive income attributable to Novation	$503	$137

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited; dollars in thousands)

	Total NCI Shareholders’ Equity (Deficit)
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2013	$915	$739,468	$(811,742)	$3,103	$36	$(68,220)
Compensation recognized under stock compensation plans	—	127	—	—	—	127
Distributions to noncontrolling interests	—	—	—	—	(5)	(5)
Net income	—	—	730	—	33	763
Other comprehensive loss	—	—	—	(227)	—	(227)
Balance, March 31, 2014	$915	$739,595	$(811,012)	$2,876	$64	$(67,562)

	Total NCI Shareholders’ Equity (Deficit)
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2012	$915	$740,171	$(744,213)	$3,301	$(2,198)	$(2,024)
Compensation recognized under stock compensation plans	—	110	—	—	—	110
Contributions from noncontrolling interests	—	—	—	—	39	39
Distributions to noncontrolling interests	—	—	—	—	(195)	(195)
Net income (loss)	—	—	756	—	(101)	655
Other comprehensive loss	—	—	—	(619)	—	(619)
Balance, March 31, 2013	$915	$740,281	$(743,457)	$2,682	$(2,455)	$(2,034)

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; dollars in thousands)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$763	$655
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of mortgage securities	(193)	(280)
Provision for (recovery of) bad debt, net	135	(951)
Amortization of deferred debt issuance costs and senior debentures discount	539	520
Fair value adjustments	—	(79)
Loss on disposal of fixed assets	5	8
Compensation recognized under stock compensation plans	127	110
Depreciation expense	584	1,170
Deferred taxes	—	585
Changes in:
Service fee receivable	(2,258)	578
Restricted cash	—	65
Other current assets and liabilities, net	(52)	(76)
Other noncurrent assets and liabilities, net	47	38
Deferred revenue	227	(306)
Accounts payable and accrued expenses	2,447	4,134
Net cash provided by operating activities	2,371	6,171

Cash flows from investing activities:
Proceeds from paydowns of mortgage securities	228	272
Proceeds from paydowns of notes receivable	—	996
Issuance of notes receivable	—	(190)
Purchases of property and equipment	(393)	(1,009)
Net cash (used in) provided by investing activities	(165)	69

Cash flows from financing activities:
Contributions from noncontrolling interests	—	39
Distributions to noncontrolling interests	(5)	(195)
Principal payments under capital leases	(116)	(63)
Paydowns of note payable to related party	—	(250)
Net cash used in financing activities	(121)	(469)
Net increase in cash and cash equivalents	2,085	5,771
Cash and cash equivalents, beginning of period	9,267	16,362
Cash and cash equivalents, end of period	$11,352	$22,133
Continued

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(unaudited; dollars in thousands)

	For the Three Months Ended March 31,
	2014	2013
Cash paid for interest	$263	$267
Cash received from income taxes, net	9	15
Cash received on mortgage securities – available-for-sale with no cost basis	1,593	637
Non-cash investing and financing activities:
Assets acquired under capital lease	50	428

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the period ended March 31, 2014 (Unaudited)

Note 1. Financial Statement Presentation

Description of Operations – Novation Companies, Inc. (the “Company” or ”Novation" or “we” or “us”) acquires and operates technology-enabled service businesses, with a focus on building and developing these businesses to create long-term value.

As of March 31, 2014, the Company owned 91% of StreetLinks LLC (“StreetLinks”), a national residential appraisal and mortgage real estate valuation management services company. Subsequent to quarter end, the Company and the non-controlling members of StreetLinks entered into a purchase and sale agreement with Assurant Services, LLC, a subsidiary of Assurant, Inc. ("Assurant"), pursuant to which Assurant agreed to purchase 100% of the outstanding membership units of StreetLinks. This transaction closed on April 16, 2014. At the time of the transaction, the Company owned 88% of StreetLinks. See Note 3 to the condensed consolidated financial statements for additional information regarding this transaction and the reduction in the Company's ownership interest.

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

The Company owns 100% of CorvisaCloud, LLC ("CorvisaCloud"). CorvisaCloud provides cloud-based communication software under the CorvisaOne™ brand and implementation consulting services for its own clients as well as clients of a leading customer relationship management (CRM) software provider.

Effective February 27, 2013 the Company and non-controlling owners agreed to dissolve Mango Moving, LLC ("Mango"), a third-party logistics provider within the household goods industry, and abandon its operations. As discussed in Note 4, the operations of Mango have been classified as discontinued operations for all periods presented.

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

Cash equivalents consist of liquid investments with an original maturity of three months or less. Amounts due from banks and credit card companies of $0.2 million for the settlement of credit card transactions are included in cash and cash equivalents as of both March 31, 2014 and December 31, 2013, as they are generally collected within three business days. Cash equivalents are stated at cost, which approximates fair value.

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

The Company's condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Note 2. New Accounting Pronouncements

In September 2013, the U.S. Department of the Treasury and the IRS released final regulations providing guidance on the application of IRC Section 263(a) to amounts paid to acquire, produce, or improve tangible property, as well as rules for materials and supplies (“Tangible Property Regulations”). While the final regulations are generally effective for taxable years beginning on or after January 1, 2014, taxpayers are permitted to early adopt provisions for years beginning on or after January 1, 2012. This guidance did not have a significant impact on the Company's financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB's objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date and is effective for fiscal years beginning after December 15, 2013, and interim periods within those years. This guidance did not have a significant impact on the Company's financial statements.

Note 3. Subsequent Events

Prior to 2013, the Company entered into a Membership Interest Purchase Agreement (the "Unit Purchase Agreement") with its Chief Operating Officer, Mr. Steve Haslam, pursuant to which Mr. Haslam sold 1,927 units in StreetLinks to the Company in exchange for a total purchase price of $6.1 million, payable in quarterly installments. At the time of the original transaction, Mr. Haslam's units represented approximately 5% of the outstanding StreetLinks membership units. On April 16, 2014, the Company and Mr. Haslam agreed to terminate the Unit Purchase Agreement. In full satisfaction of the Company's outstanding obligations under the Unit Purchase Agreement, which are discussed further in Note 9 to the condensed consolidated financial statements, the Company transferred back to Mr. Haslam 1,218 StreetLinks membership units (approximately 3% of StreetLinks), which represents the portion of the membership units attributable to the $3.9 million in unpaid installment payments and $0.2 million in interest remaining under the Unit Purchase Agreement. The termination of the Unit Purchase Agreement and simultaneous transfer of 1,218 StreetLinks membership units to Mr. Haslam reduced the Company's ownership interest from approximately 91% as of March 31, 2014 to approximately 88% as of April 16, 2014.

On April 16, 2014, the Company and non-controlling members of StreetLinks (the "Sellers) entered into a purchase and sale agreement with Assurant, pursuant to which Assurant purchased 100% of the outstanding membership units of StreetLinks in exchange for $60.0 million paid in cash at closing and up to $12.0 million in post-closing consideration contingent upon the total revenue of StreetLinks in fiscal years 2015 and 2016. The sale closed on April 16, 2014. The Company received approximately $53.9 million in cash proceeds at closing, of which $1.0 million was used to make certain earned bonus payments to three StreetLinks executives and approximately $1.4 million was used to pay transaction-related expenses.

The post-closing consideration provides for a payment if (a) the total revenue of StreetLinks is $184 million or more for calendar year 2015, Assurant shall pay to the Sellers an aggregate of $12.0 million; but if not, then (b) if the total revenue of StreetLinks is greater than $167.5 million for the calendar year 2016, Buyer shall pay to Sellers up to an aggregate of $12.0 million, based on a linear scale where full payment of the $12.0 million would occur at total revenue of $184 million. The post-closing consideration will be reduced for certain earned bonus payments to three StreetLinks executives of $2.0 million if the maximum post-closing consideration is earned and otherwise prorated based on the same linear scale.

In connection with the sale, the Company and Assurant also entered into a transition services agreement, pursuant to which the Company will provide ongoing information technology, human resources management and accounting services to StreetLinks for a period of up to eighteen months. The Company will have no significant continuing involvement with StreetLinks beyond the transition services. The Company has also executed a Non-Competition, Non-Solicitation and Non-Disclosure Agreement with StreetLinks providing that Novation will be prohibited from competing in the real estate appraisal management or valuation services business for a period of four years.
Included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations for three months ended March 31, 2014 were $0.1 million in costs related to the transaction.

Note 4. Discontinued Operations

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

The results of operations for the Company's Logistics segment and any related eliminations have been classified as discontinued operations for all periods presented and are summarized below. There was no activity for this segment for the three months ended March 31, 2014.

For the Three Months Ended March 31,
2013
Service fee income	$372

Cost of services	815
Selling, general and administrative expense	747

Net loss from discontinued operations before income taxes	(1,190)
Income tax benefit	(500)
Net loss from discontinued operations, net of income taxes	$(690)

The Company recorded a loss from discontinued operations, net of income taxes of $0.7 million for the three months ended March 31, 2013. This amount includes one-time employee termination benefits of $0.1 million and depreciation expense of $0.4 million, which largely represents the revision of depreciation estimates to reflect the use of the Logistics segment's fixed assets over their shortened useful lives through the date of abandonment.

There were no remaining assets and liabilities for the Company's Logistics segment as of March 31, 2014 and December 31, 2013.

Note 5. Business Combinations and Consolidation

During the fourth quarter of 2013, the Company, through a series of transactions with the minority owners of CorvisaCloud, acquired an additional 15% ownership stake in CorvisaCloud for a total purchase price of approximately $0.6 million. These transactions increased the Company's ownership interest in CorvisaCloud to 100% as of December 31, 2013.

Prior to 2013, Advent entered into a revolving note and revolving credit agreement with the Company whereby the noncontrolling members of Advent pledged their membership interests as security for Advent's obligations under the agreements. As a result of Advent's default under the agreements, during the second quarter of 2013 the Company foreclosed on the membership interests of the noncontrolling members in full satisfaction of Advent's outstanding intercompany debt obligations. At the time of foreclosure, Advent's noncontrolling members held approximately 22% of the outstanding membership interests. Therefore, the foreclosure raised the Company's ownership interest in Advent to 100% as of December 31, 2013. In accordance with the relevant accounting guidance, this debt extinguishment was treated as an equity transaction, reducing both additional paid in capital and Advent's noncontrolling interest deficit by approximately $1.9 million on a consolidated basis with no corresponding gain or loss recognized in the condensed consolidated statement of operations.

Note 6. Mortgage Securities

As of March 31, 2014 and December 31, 2013, mortgage securities consisted entirely of the Company's investment in the residual securities issued by securitization trusts sponsored by the Company and classified as available-for-sale. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds. See Note 11 to the condensed consolidated financial statements for details on the Company's fair value methodology.

The following table presents certain information on the Company's portfolio of mortgage securities – available-for-sale as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	Cost Basis	Unrealized Gain	Estimated Fair Value	Average Yield (A)
March 31, 2014	$590	$2,876	$3,466	122.0%
December 31, 2013	625	3,103	3,728	116.3

(A)	The average yield is calculated from the cost basis of the mortgage securities and does not give effect to changes in fair value that are reflected as a component of shareholders' equity (deficit).

There were no other-than-temporary impairments relating to mortgage securities – available-for-sale for the three months ended March 31, 2014 and 2013. Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments.

The following table relates to the securitizations where the Company retained an interest in the assets issued by the securitization trust, a variable interest entity or VIE (dollars in thousands):

	Size/Principal Outstanding (A)	Assets on Balance Sheet (B)	Liabilities on Balance Sheet	Maximum Exposure to Loss(C)	Year to Date Loss on Sale	Year to Date Cash Flows (D)
March 31, 2014	$4,701,370	$3,466	$—	$3,466	$—	$1,821
December 31, 2013	4,811,987	3,728	—	3,728	—	909

(A)	Size/principal outstanding reflects the estimated principal of the underlying assets held by the VIE.

(B)	Assets on balance sheet are securities issued by the entity and are recorded in the mortgage securities line item of the condensed consolidated balance sheets.

(C)	The maximum exposure to loss includes the assets held by the Company and assumes a total loss on the referenced assets held by the VIE.

(D)	Year to date cash flows are for the three months ended March 31, 2014 and 2013, respectively.

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

Maintenance and repairs are charged to expense. Major renewals and improvements are capitalized. Gains and losses on dispositions are credited or charged to earnings as incurred. Depreciation and amortization expense relating to property and equipment was $0.6 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively.

The following table shows the Company's property and equipment, net as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014	December 31, 2013
Furniture, fixtures and office equipment	$1,168	$1,187
Hardware and computer equipment	4,026	3,924
Software	7,624	7,373
Leasehold improvements	1,236	1,238
Total Cost	14,054	13,722
Less: Accumulated depreciation and amortization	(9,275)	(8,797)
Property and equipment, net	$4,779	$4,925

The hardware and computer equipment amount above includes gross assets under capital leases of $1.3 million as of both March 31, 2014 and December 31, 2013. Accumulated depreciation and amortization relating to these assets totaled approximately $0.7 million and $0.5 million as of March 31, 2014 and December 31, 2013, respectively.

Note 8. Goodwill

As of both March 31, 2014 and December 31, 2013, goodwill totaled $3.2 million, the entire amount of which represents the goodwill assigned to the Appraisal Management reporting unit. There was no goodwill activity for the three months ended March 31, 2014 and 2013.

Goodwill is tested for impairment at least annually as of November 30, or when events or circumstances suggest that an impairment may exist. In September 2011, the FASB approved changes to the goodwill impairment guidance, which amended the previous guidance to allow Companies the option of performing a qualitative assessment before completing step one of the two-step impairment test. If, on the basis of the qualitative factors, the Company determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, the two-step impairment test is not required. If, however, the Company determines that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the Company is required to test goodwill for impairment using the two-step impairment test.

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

Note 9. Borrowings

Senior Notes – The Company has outstanding unsecured senior notes pursuant to three indentures (collectively, the “Senior Notes”) with an aggregate principal balance of $85.9 million. The Senior Notes were created through an exchange of the Company's previously outstanding junior subordinated notes that occurred prior to 2012. This exchange was considered a modification of a debt instrument for accounting purposes, therefore the Company uses the effective interest method to accrete from the existing balances of $84.4 million and $83.9 million as of March 31, 2014 and December 31, 2013, respectively to the aggregate principal balance of $85.9 million.

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

The indentures governing the Senior Notes (the “Indentures”) contain certain restrictive covenants (the “Negative Covenants”) subject to certain exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit the Company and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring shares of the Company or its subsidiaries, making payment on debt securities of the Company that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in its subsidiaries or all or substantially all of the assets of its subsidiaries. The Negative Covenants remain in effect until both of the following conditions are met: 1) the Senior Notes begin accruing interest at the Full Rate, and 2) the Company satisfies certain financial covenants (the “Financial Covenants”). Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95%. As the Senior Notes were not accruing interest at the Full Rate, the Negative Covenants, as defined above, were still in effect as of March 31, 2014 and December 31, 2013. Compliance with the Financial Covenants is required only when the Company seeks to take action prohibited by the Negative Covenants that has not been approved by the holders of the Senior Notes.

As discussed in Note 3, the Company and the non-controlling members of StreetLinks entered into a purchase and sale agreement with Assurant, pursuant to which Assurant purchased 100% of the outstanding membership units of StreetLinks. The sale of a subsidiary is not prohibited by the Negative Covenants, provided that the sale is at fair market value and the proceeds are reinvested in the Company. As such, the Company was in compliance with all Negative Covenants as of March 31, 2014 and December 31, 2013, and therefore the Company was under no obligation to comply with the Financial Covenants during these periods.

Note Payable to Related Party – Prior to 2013, the Company entered into a Membership Interest Purchase Agreement (the "Unit Purchase Agreement") with its Chief Operating Officer, Mr. Steve Haslam, whereby Mr. Haslam sold 1,927 units in StreetLinks to the Company in exchange for $6.1 million. Through March 31, 2014, the Company has made approximately $2.2 million of principal payments under the Unit Purchase Agreement. The remainder of this obligation is payable as follows: $0.3 million on the last day of each quarter until March 8, 2016, on which date the unpaid principal balance of $1.6 million is to be paid, plus interest on the unpaid balance at the rate of 4.0% per annum, compounded quarterly. The Company's obligation is secured by the proportional StreetLinks' interest purchased.

As of March 31, 2014, the Company had not made the principal payments due December 31, 2013 and March 31, 2014, and therefore the associated payments totaling $0.5 million are included as a current liability in the note payable to related party line item as of March 31, 2014.

As detailed in Note 3, subsequent to quarter end, the Company and Mr. Haslam agreed to terminate the Unit Purchase Agreement. In full satisfaction of the Company's outstanding obligation under the Unit Purchase Agreement, the Company transferred back to Mr. Haslam 1,218 StreetLinks membership units, which represents the portion of the membership units attributable to the $3.9 million in unpaid installment payments and $0.2 million in interest remaining under the Unit Purchase Agreement.

Capital Leases – The Company leases hardware and computer equipment under capital leases. These capital leases are payable in 36 monthly installments and mature between August 2014 and March 2017. Current maturities of obligations under capital leases were approximately $0.4 million as of both March 31, 2014 and December 31, 2013. Noncurrent maturities of obligations under capital leases were approximately $0.3 million and $0.4 million, as of March 31, 2014 and December 31, 2013, respectively. Due to the immaterial nature of these obligations with regard to the Company's financial statements as a whole, current maturities and noncurrent maturities of capital leases are included in the other current liabilities and other liabilities line items, respectively, in the Company's condensed consolidated balance sheets.

Note 10. Commitments and Contingencies

Contingencies – The Company has received indemnification and loan repurchase demands with respect to alleged violations of representations and warranties (“defects”) made in loan sale and securitization agreements. These demands have been received substantially beginning in 2006 and have continued into 2014. Prior to the Company ceasing the origination of loans in its mortgage lending business, it sold loans to securitization trusts and other third parties and agreed to repurchase a loan due to missing documentation or breaches of representations or warranties made in sale documents that materially adversely affected the value of the loan. Beginning in 1997 and ending in 2007, affiliates of the Company sold loans to securitization trusts and third parties with the potential of such repurchase obligations. The aggregate original principal balance of these loans was $43.1 billion at the time of sale or securitization. The remaining principal balance of these loans is not available as these loans are serviced by third parties and may have been refinanced, sold or liquidated. Between 2011 and 2014, the Company received claims to repurchase loans with original principal balances of approximately $31.2 million. These claims have not been acknowledged as valid by the Company. In some cases, claims were made against affiliates of the Company that have ceased operations and have no or limited assets. The Company has not repurchased any loans between 2011 and 2014.

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

On February 28, 2013 the Federal Housing Finance Agency, as conservator for the Federal Home Loan Mortgage Corporation (Freddie Mac) and on behalf of the Trustee of the NovaStar Mortgage Funding Trust, Series 2007-1 (the "Trust"), a securitization trust in which the Company retains a residual interest, filed a summons with notice in the Supreme Court of the State of New York, County of New York against Novation Companies, Inc. and NovaStar Mortgage, Inc. ("NMI"), a wholly-owned subsidiary of the Company. The notice provides that this is a breach of contract action with respect to certain, unspecified mortgage loans and defendant's failure to repurchase such loans under the applicable agreements. Plaintiff alleges that defendants, from the closing date of the transaction that created the Trust that mortgage loans that were sold to the Trust, were aware of the breach of the representations and warranties made and failed to notice and cure such breaches, and due to the failure of defendants to cure any breach, notice to defendants would have been futile. The summons with notice was not served until June 28, 2013. By letter dated June 24, 2013, the Trustee of the Trust forwarded a notice from Freddie Mac alleging breaches of representations and warranties with respect to 43 loans, as more fully set forth in included documentation. The 43 loans had an aggregate, original principal balance of about $6.5 million. On August 19, 2013, Deutsche Bank National Trust Company, as Trustee, filed a complaint identifying alleged breaches of representations and warranties with respect to seven loans that were included in the earlier list of 43 loans. Plaintiff also generally alleged a trust-wide breach of representations and warranties by defendants with respect to loans sold and transferred to the trust. Plaintiff seeks specific performance of repurchase obligations; compensatory, consequential, recessionary and equitable damages for breach of contract; specific performance and damages for anticipatory breach of contract; and indemnification (indemnification against NMI only). On October 9, 2013, the Company and NMI filed a motion to dismiss plaintiff’s complaint. This motion to dismiss was withdrawn after plaintiff filed an amended complaint on January 28, 2014, and on March 4, 2014 the Company and NMI filed a motion to dismiss the amended complaint. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that it has meritorious defenses to the case and expects to defend the case vigorously.

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

The following tables present for each of the fair value hierarchy levels, the Company's assets which are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage securities – available-for-sale	$3,466	$—	$—	$3,466

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage securities – available-for-sale	$3,728	$—	$—	$3,728

Valuation Methods and Processes

The Company estimates the fair value of all items subject to fair value accounting using present value techniques and generally does not have the option to choose other valuation techniques for these items. There have been no significant changes to the Company's financial statements as a result from changes to the Company's valuation techniques during the three months ended March 31, 2014.

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

The following table presents certain quantitative information about the significant unobservable inputs used in the fair value measurement for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Description	Valuation Techniques	Significant Unobservable Inputs	Range
Assets:
Mortgage securities – available-for-sale	Present value analysis	Prepayment rates	3.4% – 13.5%
		Weighted average life (years)	2.0 – 2.0

As discussed in Note 6 to the condensed consolidated financial statements, the Company's mortgage securities – available-for-sale, are measured at fair value. These securities are valued at each reporting date using significant unobservable inputs (Level 3) by discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The Company has no other assets measured at fair value.

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

The following table provides a reconciliation of the beginning and ending balances for the Company's mortgage securities – available-for-sale, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	For the Three Months Ended March 31,
	2014	2013
Balance, beginning of period	$3,728	$3,906
Increases (decreases) to mortgage securities – available-for-sale:
Accretion of income (A)	193	280
Proceeds from paydowns of securities (A)	(228)	(272)
Mark-to-market value adjustment	(227)	(619)
Net decrease to mortgage securities – available-for-sale	(262)	(611)
Balance, end of period	$3,466	$3,295

(A)	Cash received on mortgage securities with no cost basis was $1.6 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively.

In conjunction with the acquisition of Corvisa, LLC in 2011, the Company is obligated to make up to $1.2 million in future contingent consideration payments to the former minority owners of Corvisa if revenues generated by the original Corvisa technology platform exceed agreed-upon revenue thresholds over the earn-out period, which ends June 30, 2014. Based on management's estimates of future revenues and actual revenues generated to date, the Company believes the likelihood of future payment to be remote. As such, the condensed consolidated balance sheets as of both March 31, 2014 and December 31, 2013 include no accrual for loss related to this obligation and therefore no reconciliation of the beginning and ending balances for the three months ended March 31, 2014 is included herein. The following table provides a reconciliation of the beginning and ending balances for the Company's contingent consideration liability, which was measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 (dollars in thousands):

For the Three Months Ended March 31,
2013
Balance, beginning of period	$1,099
Fair value adjustment	(79)
Balance, end of period	$1,020

The following table provides a summary of the impact to earnings for the three months ended March 31, 2014 and 2013 from adjustments to those Company's assets and liabilities measured at fair value on a recurring and nonrecurring basis (dollars in thousands):

		Fair Value Adjustments
		For the Three Months Ended March 31,
Asset or Liability Measured at Fair Value	Fair Value Measurement Frequency	2014	2013	Statement of Operations Line Item Impacted
Contingent consideration (A)	Recurring	—	(79)	Other income
Total fair value gains (B)		$—	$(79)

(A)
The contingent consideration represents the estimated fair value of the additional potential earn-out opportunity payable in connection with the acquisition of Corvisa that is contingent and based upon certain future earnings targets. As the likelihood of future payment is deemed to be remote, the condensed consolidated balance sheets as of both March 31, 2014 and December 31, 2013 include no accrual for loss related to this obligation.

(B)	The Company did not have any impairments relating to mortgage securities – available-for-sale or the three months ended March 31, 2014 and 2013.

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

The estimated fair values of the Company's financial instruments are as follows as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	As of March 31, 2014		As of December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Restricted cash	$2,567	$1,752	$2,566	$1,667
Mortgage securities – available-for-sale	3,466	3,466	3,728	3,728
Financial liabilities:
Senior notes	$84,406	$12,815	$83,867	$13,119
Note payable to related party	3,863	3,007	3,863	2,880

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

Note payable to related party – The fair value of the note payable to related party is estimated by discounting future projected principal and interest payment cash flows using a discount rate commensurate with the risks involved. As of March 31, 2014, the future projected interest payments were calculated assuming the stated rate of 4.0% per annum until maturity in March 2016.

Note 12. Income Taxes

Income tax expense from continuing operations was approximately $1.1 million for the three months ended March 31, 2013 for an effective tax rate of 46.0%. Income tax expense from continuing operations was not material for the three months ended March 31, 2014, as the Company's effective tax rate is anticipated to be close to 0% for 2014 due to the valuation allowance against the Company's deferred tax assets, which is discussed further below.

During 2013, the Company determined that it was no longer more likely than not that it will recognize a portion of its deferred tax assets. Therefore, as of both March 31, 2014 and December 31, 2013, the Company maintained a full valuation allowance against its deferred tax assets of $282.8 million and $283.0 million, respectively. The Company's determination of the extent to which its deferred tax assets will be realized requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods.

As of March 31, 2014 and December 31, 2013, the total gross amount of unrecognized tax benefits was $0.8 million and $0.7 million, respectively. These amounts also represent the total amount of unrecognized tax benefits that would impact the effective tax rate in the respective periods. The Company anticipates an additional reduction of the unrecognized tax benefits in the amount of $0.6 million due to the lapse of statute of limitations in the next twelve months.

Note 13. Segment Reporting

During the fourth quarter of 2013, the Company changed its segment reporting structure by including Cloud Software as a Service ("Cloud SaaS") as a separate operating unit. Historically, this segment has been aggregated with the Corporate operating segment based on the immaterial nature of its operations. Prior period comparatives have not been updated to reflect this change in segmentation as the operating results for this subsidiary were not material to the financial statements as a whole for the three months ended March 31, 2013.

The Company reviews, manages and operates its business in four segments: Corporate, Appraisal Management, Financial Intermediary, and Cloud SaaS. Corporate operating results include mortgage securities retained from securitizations, corporate general and administrative expenses, and, for 2013 only, the operating results of CorvisaCloud, as these results were not significant during the three months ended March 31, 2013. Appraisal Management operations include the service fee income and related expenses from the Company's majority-owned subsidiary, StreetLinks. The Financial Intermediary segment consists of the financial settlement service fee income and related expenses from a wholly-owned subsidiary of the Company, Advent. The Cloud SaaS segment represents service fee income and related expenses from the Company's wholly-owned subsidiary, CorvisaCloud. Management evaluates segment performance based on income before income taxes, which is prior to the allocation of losses attributable to the noncontrolling interests.

The following is a summary of the operating results of the Company's segments for the three months ended March 31, 2014 and 2013 and a summary of their financial positions as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	Corporate	Appraisal Management	Financial Intermediary	Cloud SaaS	Eliminations	Discontinued Operations (C)	Total
For the Three Months Ended March 31, 2014
Service fee income	$2,690	$23,884	$6,881	$852	$(2,752)	$—	$31,555
Interest income	1,797	—	—	—	(11)	—	1,786
Interest expense	795	6	—	9	(11)	—	799
Depreciation and amortization expense (A)	253	188	44	99	—	—	584
(Loss) income from continuing operations before income tax expense	(813)	379	2,604	(1,379)	—	—	791
Additions to long-lived assets (D)	132	27	38	246	—	—	443

As of March 31, 2014
Total assets (B)	$24,759	$13,211	$5,539	$2,268	$(7,984)	$—	$37,793

(A)
Amounts related to continuing operations are included in the cost of services and selling, general and administrative expense line items of the condensed consolidated statements of operations, while amounts related to discontinued operations are included in the (loss) income from discontinued operations, net of income taxes.

(B)	Appraisal Management segment includes goodwill of $3.2 million resulting from the acquisition of StreetLinks.

(C)	See Note 4 for additional information regarding the financial position and operating results of discontinued operations.

(D)	Amount includes assets acquired under capital leases.

	Corporate	Appraisal Management	Financial Intermediary	Eliminations	Discontinued Operations (C)	Total
For the Three Months Ended March 31, 2013
Service fee income	$2,202	$41,145	$6,620	$(2,105)	$—	$47,862
Interest income	1,179	—	—	(262)	—	917
Interest expense	784	10	256	(262)	—	788
Depreciation and amortization expense (A)	183	534	59	—	394	1,170
(Loss) income from continuing operations before income tax benefit	(1,101)	2,528	1,285	(229)	—	2,483
Additions to long-lived assets	853	40	78	—	38	1,009

As of December 31, 2013
Total assets (B)(D)	$25,535	$13,034	$3,983	$(8,510)	$—	$34,042

(A)
Amounts related to continuing operations are included in the cost of services and selling, general and administrative expense line items of the condensed consolidated statements of operations, while amounts related to discontinued operations are included in the (loss) income from discontinued operations, net of income taxes.

(B)	Appraisal Management segment includes goodwill of $3.2 million resulting from the acquisition of StreetLinks.

(C)	See Note 4 for additional information regarding the financial position and operating results of discontinued operations.

(D)	Corporate segment includes Cloud SaaS assets of $1.9 million as of December 31, 2013.

The intersegment service fee income for the three months ended March 31, 2014 includes fees charged by the Corporate segment to the Appraisal Management, Financial Intermediary, and Cloud SaaS segments for operational support provided by the Corporate segment's employees. The intersegment interest income and interest expense consists of interest charged by the Corporate segment to the Appraisal Management, Financial Intermediary, and Cloud SaaS segments for borrowings. For the three months ended March 31, 2013, intersegment service fee income and interest amounts also include fees charged to the Logistics segment.

Note 14. Earnings per Share

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options and nonvested shares. The computations of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013 (dollars in thousands, except share and per share amounts) are as follows:

	For the Three Months Ended March 31,
	2014	2013
Numerator:
Net income from continuing operations	$763	$1,345
Loss from discontinued operations	—	(690)
Net income	763	655
Less net income (loss) attributable to noncontrolling interests	33	(101)
Net income available to common shareholders	$730	$756

Denominator:
Weighted average common shares outstanding – basic	90,866,933	90,716,933

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	90,866,933	90,716,933
Stock options	—	157,195
Nonvested shares	—	245,821
Weighted average common shares outstanding – dilutive	90,866,933	91,119,949

Basic earnings per share:
Net income from continuing operations	$0.01	$0.02
Loss from discontinued operations	—	(0.01)
Net income	0.01	0.01
Less net income (loss) attributable to noncontrolling interests	—	—
Net income available to common shareholders	$0.01	$0.01

Diluted earnings per share:
Net income from continuing operations	$0.01	$0.02
Loss from discontinued operations	—	(0.01)
Net income	0.01	0.01
Less net income (loss) attributable to noncontrolling interests	—	—
Net income available to common shareholders	$0.01	$0.01

The following weighted-average options to purchase shares of Common Stock were outstanding during each period presented, but were not included in the computation of diluted earnings per share because the calculated number of shares assumed to be repurchased was greater than the number of shares to be obtained upon exercise, therefore, the effect would be antidilutive (in thousands, except exercise prices):

	For the Three Months Ended March 31,
	2014	2013
Number of stock options	8,492	7,987
Weighted average exercise price of stock options	$0.68	$0.70

During the three months ended March 31, 2013, the Company granted 0.6 million options to purchase shares of Common Stock at a weighted average exercise price of $0.53. The weighted average impact of 0.1 million is included in the table above for the three months ended March 31, 2013. There were no options granted during the three months ended March 31, 2014.

The Company had approximately 0.6 million and 0.8 million nonvested shares outstanding as of March 31, 2014 and March 31, 2013, respectively, which have original cliff vesting schedules ranging between five and ten years. Of these, the weighted average impact of approximately 0.6 million and 0.5 million nonvested shares were not included in the calculation of earnings per share for the three months ended March 31, 2014 and 2013, respectively, because they were anti-dilutive.

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

Executive Overview
The following Management's Discussion and Analysis of Financial Condition and Operating Results (“MD&A”)
should be read in conjunction with the preceding unaudited condensed consolidated financial statements of Novation Companies, Inc. and its subsidiaries (the “Company” or ”Novation" or “we” or “us”) and the notes thereto as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2013. MD&A includes the following sections:

•	Corporate Overview, Background and Strategy – a brief overview of our business, current strategy, and significant recent events.

•
Critical Accounting Policies – an update, since December 31, 2013, of our discussion of accounting policies that impact our financial statements and involve a high degree of judgment or complexity. This section also includes the impact of new accounting standards.

•
Consolidated Results of Operations – an analysis of our results of operations for the three months ended March 31, 2014 and 2013 as presented in our unaudited Condensed Consolidated Financial Statements.

•
Segment Results of Operations – an analysis of our results of operations for the three months ended March 31, 2014 and 2013 as presented in our unaudited Condensed Consolidated Financial Statements for our reporting segments.

•	Liquidity and Capital Resources – an analysis of our cash flows and financial commitments.

Corporate Overview, Background and Strategy
Our Business
Novation Companies, Inc. (the “Company” or ”Novation” or “we” or “us”) is a Maryland corporation formed on September 13, 1996.

StreetLinks, LLC (StreetLinks) is a national residential appraisal and real estate valuation management company which we acquired in 2008. We owned 91% of StreetLinks as of March 31, 2014. Subsequent to quarter end, the Company and the non-controlling members of StreetLinks entered into a Purchase and Sale Agreement with Assurant Services, LLC, a subsidiary of Assurant, Inc. ("Assurant"), pursuant to which Assurant purchased 100% of the outstanding membership units of StreetLinks. This transaction closed on April 16, 2014. At the time of the transaction, the Company owned 88% of StreetLinks.
See Note 3 to the condensed consolidated financial statements for additional information regarding this transaction and the reduction in the Company's ownership interest.

Advent Financial Services, LLC (Advent) is a provider of financial settlement services for income tax preparation businesses and prepaid debit card and related services to customers of these tax preparation businesses. We acquired Advent in 2009. We own 100% of Advent.

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

What follows is a discussion of each business separately. Note 13 to the condensed consolidated financial statements set forth in Item 1 of this report, which is incorporated by reference, includes information about the operating results and financial position of the segments to which these businesses relate.

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

On April 23, 2014, the Company announced that it would be devoting up to $30 million of the proceeds from the StreetLinks sale to CorvisaCloud. The additional capital will be used to expand CorvisaCloud's sales, marketing and operational development efforts and, potentially, fund potential acquisitions. The funds will also be used to accelerate product development and customer acquisition of CorvisaCloud's CorvisaOne™ contact center software products and platform.

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

Table 1 – Summary of Financial Highlights and Key Performance Metrics (dollars in thousands; except per share amounts)

	For the Three Months Ended March 31,
	2014	2013
Net income available to common shareholders per diluted share	$0.01	$0.01

	As of
	March 31, 2014	December 31, 2013
Unrestricted cash and cash equivalents	$11,352	$9,267

Significant Recent Events
Prior to 2013, the Company entered into a Membership Interest Purchase Agreement (the "Unit Purchase Agreement") with its Chief Operating Officer, Mr. Steve Haslam, pursuant to which Mr. Haslam sold 1,927 units in StreetLinks to the Company in exchange for a total purchase price of $6.1 million, payable in quarterly installments. At the time of the original transaction, Mr. Haslam's units represented approximately 5% of the outstanding StreetLinks membership units. On April 16, 2014, the Company and Mr. Haslam agreed to terminate the Unit Purchase Agreement. In full satisfaction of the Company's outstanding obligations under the Unit Purchase Agreement, which are discussed further in Note 9 to the condensed consolidated financial statements, the Company transferred back to Mr. Haslam 1,218 StreetLinks membership units (approximately 3% of StreetLinks), which represents the portion of the membership units attributable to the $3.9 million in unpaid installment payments and $0.2 million in interest remaining under the Unit Purchase Agreement. The termination of the Unit Purchase Agreement and simultaneous transfer of 1,218 StreetLinks membership units to Mr. Haslam reduced the Company's ownership interest from approximately 91% as of March 31, 2014 to approximately 88% as of April 16, 2014.

On April 16, 2014, the Company and non-controlling members of StreetLinks (the "Sellers) entered into a purchase and sale agreement with Assurant, pursuant to which Assurant purchased 100% of the outstanding membership units of StreetLinks in exchange for $60.0 million paid in cash at closing and up to $12.0 million in post-closing consideration contingent upon the total revenue of StreetLinks in fiscal years 2015 and 2016. The sale closed on April 16, 2014. The Company received approximately $53.9 million in cash proceeds at closing, of which $1.0 million was used to make certain earned bonus payments to three StreetLinks executives and approximately $1.4 million was used to pay transaction-related expenses.

The post-closing consideration provides for a payment if (a) the total revenue of StreetLinks is $184 million or more for calendar year 2015, Assurant shall pay to the Sellers an aggregate of $12.0 million; but if not, then (b) if the total revenue of StreetLinks is greater than $167.5 million for the calendar year 2016, Buyer shall pay to Sellers up to an aggregate of $12.0 million, based on a linear scale where full payment of the $12.0 million would occur at total revenue of $184 million. The post-closing consideration will be reduced for certain earned bonus payments to three StreetLinks executives of $2.0 million if the maximum post-closing consideration is earned and otherwise prorated based on the same linear scale.

In connection with the sale, the Company and Assurant also entered into a transition services agreement, pursuant to which the Company will provide ongoing information technology, human resources management and accounting services to StreetLinks for a period of up to eighteen months. The Company will have no significant continuing involvement with StreetLinks beyond the transition services. The Company has also executed a Non-Competition, Non-Solicitation and Non-Disclosure Agreement with StreetLinks providing that Novation will be prohibited from competing in the real estate appraisal management or valuation services business for a period of four years.

Critical Accounting Policies
In our Annual Report on Form 10-K for the year ended December 31, 2013, we disclose critical accounting policies that require management to use significant judgment or that require significant estimates. Management regularly reviews the selection and application of our critical accounting policies. There have been no updates to the critical accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Impact of Recently Issued Accounting Pronouncements
In September 2013, the U.S. Department of the Treasury and the IRS released final regulations providing guidance on the application of IRC Section 263(a) to amounts paid to acquire, produce, or improve tangible property, as well as rules for materials and supplies (“Tangible Property Regulations”). While the final regulations are generally effective for taxable years beginning on or after January 1, 2014, taxpayers are permitted to early adopt provisions for years beginning on or after January 1, 2012. This guidance did not have a significant impact on the Company's financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB's objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date and is effective for fiscal years beginning after December 15, 2013, and interim periods within those years. This guidance did not have a significant impact on the Company's financial statements.

Consolidated Results of Operations
Service Fee Income and Cost of Services
See discussion within the Segment Results of Operations section below.

Interest Income – Mortgage Securities
Interest income on the mortgage securities we own increased to approximately $1.8 million during the three months ended March 31, 2014 compared to $0.9 million during the three months ended March 31, 2013. This increase was due primarily to lower than anticipated losses on the underlying loan collateral, which led certain securities to begin cash-flowing during the current year period after extended periods of inactivity. Management does not expect this trend to continue on a long-term basis. Instead, the Company expects interest income and cash flow from these securities to decline as the principal on the underlying loan collateral is paid or written down or off.

Selling, General and Administrative
On a consolidated basis, selling, general and administrative expenses decreased slightly to $8.8 million for the three months ended March 31, 2014, compared to $8.9 million for the three months ended March 31, 2013. The decrease was driven primarily by declines in performance-based compensation costs, such as commissions and bonuses.

Other Income
Other income was not material during the three months ended March 31, 2014. During the three months ended March 31, 2013, other income totaled approximately $1.2 million, which was primarily attributable to the recovery of credit losses related to a note receivable due from ITS Financial, LLC (“ITS”). Prior to 2013, the Company, based on the existing facts and circumstances surrounding ITS, had recorded a full provision for credit losses of approximately $1.1 million related to this note. The note was paid in full during the first quarter of 2013.

Interest Expense
Interest expense was materially consistent period over period, with the Company incurring approximately $0.8 million during the three months ended March 31, 2014 and 2013. See Note 9 to the condensed consolidated financial statements for additional information regarding the Company's borrowings.

Income Tax Expense
Income tax expense was not material during the three months ended March 31, 2014, as the Company's effective tax rate is anticipated to be close to 0% for 2014 due to the valuation allowance against the Company's deferred tax assets. During the three months ended March 31, 2013, the Company recorded income tax expense of $1.1 million based on the operating results of continuing operations, for an effective tax rate of 46.0%. See Note 12 to the condensed consolidated financial statements for further details regarding the Company's income tax provision and deferred tax assets.

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

Following is an analysis of the results of operations from the Appraisal Management segment.

Table 2 – Appraisal Management Segment Operations (dollars in thousands, except unit amounts)

	For the Three Months Ended March 31,
	2014		2013
	Total	%	Total	%
Service fee income:
Full service appraisal management	$22,994	96.3%	$40,402	98.2%
Other valuation services and transactions	364	1.5	380	0.9
Automated examination and valuation services	526	2.2	363	0.9
Total service fee income	23,884	100.0	41,145	100.0

Cost of services	20,638	86.4	35,404	86.0
Selling, general and administrative expense and other	2,882	12.1	3,134	7.6
Total expenses	23,520	98.5	38,538	93.7

Other income (expense), net	15	0.1	(79)	(0.2)

Net income before income taxes	$379	1.6%	$2,528	6.1%

Completed orders:
Full service appraisal management	56,905		99,994
Other valuation services and transactions	22,742		22,974
Automated examination and valuation services	39,778		25,542

Service Fee Income
Service fee income in the Appraisal Management segment decreased to $23.9 million during the three months ended March 31, 2014 from $41.1 million during the three months ended March 31, 2013. The decrease in service fee income for the full service appraisal management product line for the three months ended March 31, 2014 was directly attributable to the decline in completed order volume period over period. Completed order volume was impacted by higher mortgage rates during the three months ended March 31, 2014 when compared to the three months ended March 31, 2013.

Cost of Services
Cost of services totaled $20.6 million for the three months ended March 31, 2014 compared to $35.4 million for the same period in 2013. This decrease was attributable to declines in direct costs to appraisers as the completed order volume has declined. Further, as order volume declines, the Company reduces related production costs, primarily compensation-related costs.

Selling, General and Administrative
Selling, general and administrative expenses decreased slightly to $2.9 million from $3.1 million for the three months ended March 31, 2014 and 2013, respectively. This decrease is due primarily to declines in performance-based compensation costs, such as commissions and bonuses.

Other Income (Expense)
Other income (expense) was not material for the three months ended March 31, 2014. For the three months ended March 31, 2013, other income (expense) is comprised entirely of the fair value adjustment for the Corvisa contingent consideration obligation. For additional information regarding this obligation and the related fair value adjustment, see Note 11 to the condensed consolidated financial statements.

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

Following is an analysis of the results of operations from the Financial Intermediary segment.

Table 3 – Financial Intermediary Segment Operations (dollars in thousands, except unit amounts)

	For the Three Months Ended March 31,
	2014		2013
	Total	%	Total	%
Service fee income:
Settlement	$5,863	85.2%	$5,609	84.7%
Bank account distribution	1,018	14.8	1,011	15.3
Total service fee income	6,881	100.0	6,620	100.0

Cost of services	3,036	44.1	3,685	55.7
Selling, general and administrative expense	1,259	18.3	1,373	20.7
Total expenses	4,295	62.4	5,058	76.4

Other income (expense), net	18	0.2	(21)	(0.3)
Interest expense - NCI	—	—	(256)	(3.9)

Net income before income taxes	$2,604	37.8%	$1,285	19.4%

Settlements of federal income tax refunds (A)	343,594		382,767
Bank accounts enrolled (B)	54,549		63,509

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

Service Fee Income
Service fee income in the Financial Intermediary segment increased from $6.6 million for the three months ended March 31, 2013 to $6.9 million for the three months ended March 31, 2014 despite a decrease in settlement volume over the same period. This was driven primarily by a decline in the per unit impact of rebates and other incentives offered by the Company, which are netted against service fee income in accordance with the applicable accounting guidance. The decline in the per unit impact is simply a function of favorable changes in these programs period over period.

Cost of Services
Costs of services decreased to $3.0 million from $3.7 million for the three months ended March 31, 2014 and 2013, respectively. This decrease was due primarily to declines in settlement volume coupled with more favorable pricing terms with our third party service providers when compared to the three months ended March 31, 2013.

Selling, General and Administrative
Selling, general and administrative expenses primarily include costs to administer settlement programs, including compensation and related expenses for non-production staff, professional service fees, and IT support costs. For the three months ended March 31, 2014, selling, general and administrative expenses decreased slightly to $1.3 million from $1.4 million for the three months ended March 31, 2013. This decrease was driven primarily by a decline in professional services fees period over period.

Interest Expense
The decline in interest expense period over period is due to the forgiveness of Advent's intercompany debt obligations during the second quarter of 2013 in exchange for the remaining noncontrolling ownership interests. See Note 5 to the condensed consolidated financial statements for additional discussion regarding this transaction.

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

Table 4 – Cloud SaaS Segment Operations (dollars in thousands, except unit amounts)

	For the Three Months Ended March 31,
	2014
	Total	%
Service fee income:
Professional services	$572	67.1%
Call center technology	280	32.9%
Total service fee income	852	100.0

Cost of services	1,130	132.6
Selling, general and administrative expense	1,092	128.2
Total expenses	2,222	260.8

Other expense, net	(9)	(1.1)

Net loss before income taxes	$(1,379)	(161.9)%

Service Fee Income
Service fee income in the Cloud SaaS segment totaled $0.9 million during the three months ended March 31, 2014. Service fee income was comprised primarily of professional service fees related to implementations of third party CRM software. In addition to being a significant source of revenue for CorvisaCloud during the current quarter and for the foreseeable future, these implementation services are expected to serve as a lead source for CorvisaCloud's CorvisaOne™ product, which was launched during the fourth quarter of 2013.

Cost of Services
Cost of services totaled $1.1 million for the three months ended March 31, 2014. This amount consists of the direct costs of providing professional and other services, in addition to other compensation-related expenses, depreciation, software licenses, and IT support costs. As this segment is still in the early stages of development, Management continues to identify and explore opportunities to scale the business and improve the efficiency of operations with the intent to generate positive margins.

Selling, General and Administrative
Selling, general and administrative expenses for the three months ended March 31, 2014 totaled $1.1 million. This amount is comprised primarily of compensation-related expenses and IT support costs, as the Company continues to develop, maintain and expand its IT infrastructure and support staff to accommodate the anticipated growth of this segment. As this segment is still in the early stages of development, selling, general and administrative expenses are significantly higher as a percentage of service fee income than we would anticipate going forward. As we continue to grow and develop this business, we anticipate this percentage will decline, as many of these costs should not increase proportionate to production.

Liquidity and Capital Resources
As of March 31, 2014, we had approximately $11.4 million in unrestricted cash and cash equivalents and $2.6 million of restricted cash, $1.0 million of which is included in the restricted cash line item of the condensed consolidated balance sheets and $1.6 million is included in the other noncurrent assets line item.

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

The indentures governing the Senior Notes (the “Indentures”) contain restrictive covenants (the “Negative Covenants”) subject to exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit NCI and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring our shares or equity in our subsidiaries, making payment on our debt securities that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in our subsidiaries or all or substantially all of the assets of our subsidiaries. The Senior Notes accrue interest at a rate of 1.0% until the earlier of (a) the completion of an equity offering by NCI or our subsidiaries that results in proceeds of $40 million or more or (b) January 1, 2016. Thereafter, the Senior Notes will accrue interest at a rate of three-month LIBOR plus 3.5% (the “Full Rate”). Interest on the Senior Notes is paid on a quarterly basis and no principal payments are due until maturity on March 30, 2033. The Negative Covenants remain in effect until both of the following conditions are met: 1) the Senior Notes begin accruing interest at the Full Rate, and 2) the Company satisfies certain financial covenants (the “Financial Covenants”). Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95%. As the Senior Notes were not accruing interest at the Full Rate, the Negative Covenants, as defined above, were still in effect as of March 31, 2014 and December 31, 2013. Compliance with the Financial Covenants is required only when the Company seeks to take action prohibited by the Negative Covenants that has not been approved by the holders of the Senior Notes.

As discussed in Note 3, the Company and the non-controlling members of StreetLinks entered into a purchase and sale agreement with Assurant, pursuant to which Assurant purchased 100% of the outstanding membership units of StreetLinks. The sale of a subsidiary is not prohibited by the Negative Covenants, provided that the sale is at fair market value and the proceeds are reinvested in the Company. As such, the Company was in compliance with all Negative Covenants as of March 31, 2014 and December 31, 2013, and therefore the Company was under no obligation to comply with the Financial Covenants during these periods.

There have been no significant changes to the Company's contractual obligations as presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Overview of Cash Flow for the Three Months Ended March 31, 2014
The following table provides a summary of our operating, investing and financing cash flows as taken from our condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013.

Table 5 – Summary of Operating, Investing and Financing Cash Flows (dollars in thousands)

	For the Three Months Ended March 31,
	2014	2013
Consolidated Statements of Cash Flows:
Cash provided by operating activities	$2,371	$6,171
Cash flows (used in) provided by investing activities	(165)	69
Cash flows used in financing activities	(121)	(469)

Operating Activities
Cash provided by operating activities decreased to $2.4 million during the three months ended March 31, 2014 from $6.2 million over the same period in 2013. This decline is driven almost entirely by the operations of the Appraisal Management segment. More specifically, this decline is driven by the volume of customer/provider receipts/payments when comparing the three months ended March 31, 2014 to the three months ended March 31, 2013, which can be attributed to trends in completed order volume during these periods.

Investing Activities
The decrease in the net cash flows provided by investing activities is due primarily to declines in the cash received from paydowns of notes receivable, offset by declines in the cash outflows related to purchases of property and equipment and issuances of notes receivable.

Financing Activities
The decrease in the net cash flows used in financing activities when comparing the three months ended March 31, 2014 and 2013 is due to a decrease in the distributions of excess capital, as determined in accordance with the StreetLinks operating agreement, to noncontrolling members of StreetLinks. The reduction in distributions of excess capital is simply a function of the decline in StreetLinks' earnings year over year. Further contributing to the decrease in cash flow is the payment activity on the note payable to related party.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On February 28, 2013 the Federal Housing Finance Agency, as conservator for the Federal Home Loan Mortgage Corporation (Freddie Mac) and on behalf of the Trustee of the NovaStar Mortgage Funding Trust, Series 2007-1 (the "Trust"), a securitization trust in which the Company retains a residual interest, filed a summons with notice in the Supreme Court of the State of New York, County of New York against Novation Companies, Inc. and NovaStar Mortgage, Inc. ("NMI"), a wholly-owned subsidiary of the Company. The notice provides that this is a breach of contract action with respect to certain, unspecified mortgage loans and defendant's failure to repurchase such loans under the applicable agreements. Plaintiff alleges that defendants, from the closing date of the transaction that created the Trust that mortgage loans that were sold to the Trust, were aware of the breach of the representations and warranties made and failed to notice and cure such breaches, and due to the failure of defendants to cure any breach, notice to defendants would have been futile. The summons with notice was not served until June 28, 2013. By letter dated June 24, 2013, the Trustee of the Trust forwarded a notice from Freddie Mac alleging breaches of representations and warranties with respect to 43 loans, as more fully set forth in included documentation. The 43 loans had an aggregate, original principal balance of about $6.5 million. On August 19, 2013, Deutsche Bank National Trust Company, as Trustee, filed a complaint identifying alleged breaches of representations and warranties with respect to seven loans that were included in the earlier list of 43 loans. Plaintiff also generally alleged a trust-wide breach of representations and warranties by defendants with respect to loans sold and transferred to the trust. Plaintiff seeks specific performance of repurchase obligations; compensatory, consequential, recessionary and equitable damages for breach of contract; specific performance and damages for anticipatory breach of contract; and indemnification (indemnification against NMI only). On October 9, 2013, Company and NMI filed a motion to dismiss plaintiff’s complaint. This motion to dismiss was withdrawn after plaintiff filed an amended complaint on January 28, 2014, and on March 4, 2014 Company and NMI filed a motion to dismiss the amended complaint. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that it has meritorious defenses to the case and expects to defend the case vigorously.

Item 1A. Risk Factors
Risk Factors
There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(dollars in thousands, except per share amounts)

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (A)
January 1, 2014 - January 31, 2014	—	—	—	$1,020
February 1, 2014 - February 28, 2014	—	—	—	$1,020
March 1, 2014 - March 31, 2014	—	—	—	$1,020

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
101
The following financial information from Novation Companies, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVATION COMPANIES, INC.

DATE:	May 8, 2014	/s/ W. Lance Anderson
W. Lance Anderson, Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

DATE:	May 8, 2014	/s/ Rodney E. Schwatken
Rodney E. Schwatken, Chief Financial Officer
(Principal Financial Officer)

DATE:	May 8, 2014	/s/ Brett A. Monger
Brett A. Monger, Vice President and Chief Accounting Officer
(Principal Accounting Officer)