Form 10-Q
period 2014-06-30
NOVATION COMPANIES, INC.
filed 2014-08-07
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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
Yes ☐ No ☒

The number of shares of the Registrant's Common Stock outstanding on August 1, 2014 was 91,479,519.

NOVATION COMPANIES, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2014

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; dollars in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$39,580	$7,222
Marketable securities, current	16,530	3,728
Service fee receivable, net of allowance of $52 and $14, respectively	934	424
Other current assets	1,302	1,648
Current assets held for sale	1,245	2,098
Current assets of discontinued operations	—	7,517
Total current assets	59,591	22,637
Non-Current Assets
Marketable securities, non-current	4,554	—
Property and equipment, net of accumulated depreciation	3,873	3,596
Deferred income tax asset, net	1,041	1,101
Other assets	1,367	760
Non-current assets held for sale	370	431
Non-current assets of discontinued operations	—	5,517
Total non-current assets	11,205	11,405
Total assets	$70,796	$34,042
Liabilities and Shareholders' Equity (Deficit)
Liabilities:
Current Liabilities
Accounts payable	$2,723	$2,391
Deferred income tax liability, net	1,041	1,101
Other current liabilities	533	1,561
Current liabilities held for sale	1,909	1,817
Current liabilities of discontinued operations	—	6,495
Total current liabilities	6,206	13,365
Non-Current Liabilities
Senior notes	84,957	83,867
Other liabilities	1,359	3,666
Non-current liabilities held for sale	1,504	1,140
Non-current liabilities of discontinued operations	—	224
Total non-current liabilities	87,820	88,897
Total liabilities	94,026	102,262

Commitments and contingencies (Note 8)

Shareholders' deficit:
Capital stock, $0.01 par value per share, 120,000,000 shares authorized:
Common stock, 91,479,519 shares issued and outstanding	915	915
Additional paid-in capital	743,663	739,468
Accumulated deficit	(770,735)	(811,742)
Accumulated other comprehensive income	2,927	3,103
Total Novation Companies, Inc. shareholders' deficit	(23,230)	(68,256)
Noncontrolling interests	—	36
Total shareholders' deficit	(23,230)	(68,220)
Total liabilities and shareholders' deficit	$70,796	$34,042

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; dollars in thousands, except share and per share amounts)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013
Income and Revenues:
Service fee income	$10,603	$8,370	$2,932	$1,653
Interest income – mortgage securities	3,396	2,405	1,610	1,488
Total	13,999	10,775	4,542	3,141

Costs and Expenses:
Cost of services	6,127	4,817	2,663	1,278
Selling, general and administrative expense	12,969	11,484	6,596	5,576
Total	19,096	16,301	9,259	6,854

Other income	64	1,445	9	161
Interest expense	(1,595)	(1,584)	(799)	(800)

Loss from continuing operations before income taxes	(6,628)	(5,665)	(5,507)	(4,352)
Income tax (benefit) expense, continuing operations	(7,230)	27,666	(7,258)	26,528
Net income (loss) from continuing operations	602	(33,331)	1,751	(30,880)
Income from discontinued operations, net of income taxes	40,405	7,417	38,493	4,311
Net income (loss)	41,007	(25,914)	40,244	(26,569)
Less: Net (loss) income attributable to noncontrolling interests	—	(77)	(33)	24
Net income (loss) attributable to Novation	$41,007	$(25,837)	$40,277	$(26,593)
Earnings Per Share attributable to Novation:
Basic	$0.45	$(0.28)	$0.44	$(0.29)
Diluted	$0.45	$(0.28)	$0.44	$(0.29)
Weighted average basic shares outstanding	90,866,933	90,716,933	90,866,933	90,716,933
Weighted average diluted shares outstanding	90,904,092	90,716,933	90,940,843	90,716,933

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; dollars in thousands)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$41,007	$(25,914)	$40,244	$(26,569)
Other comprehensive income:
Change in unrealized gain on mortgage securities – available-for-sale (Note 9)	(176)	(473)	50	146
Total comprehensive income (loss)	40,831	(26,387)	40,294	(26,423)
Comprehensive (loss) income attributable to noncontrolling interests:
Less: Net (loss) income attributable to noncontrolling interests	—	(77)	(33)	24
Total comprehensive income (loss) attributable to Novation	$40,831	$(26,310)	$40,327	$(26,447)

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited; dollars in thousands)

	Total Novation Shareholders’ Equity (Deficit)
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2013	$915	$739,468	$(811,742)	$3,103	$36	$(68,220)
Compensation recognized under stock compensation plans	—	381	—	—	—	381
Distributions to noncontrolling interests	—	—	—	—	(5)	(5)
Exchange of membership interests for forgiveness of note payable	—	3,814	—	—	107	3,921
Deconsolidation of subsidiary	—	—	—	—	(138)	(138)
Net income	—	—	41,007	—	—	41,007
Other comprehensive loss	—	—	—	(176)	—	(176)
Balance, June 30, 2014	$915	$743,663	$(770,735)	$2,927	$—	$(23,230)

	Total Novation Shareholders’ Equity (Deficit)
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2012	$915	$740,171	$(744,213)	$3,301	$(2,198)	$(2,024)
Compensation recognized under stock compensation plans	—	231	—	—	—	231
Contributions from noncontrolling interests	—	—	—	—	83	83
Distributions to noncontrolling interests	—	—	—	—	(384)	(384)
Acquisition of noncontrolling interests	—	(1,863)	—	—	1,863	—
Net loss	—	—	(25,837)	—	(77)	(25,914)
Other comprehensive loss	—	—	—	(473)	—	(473)
Balance, June 30, 2013	$915	$738,539	$(770,050)	$2,828	$(713)	$(28,481)

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; dollars in thousands)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$41,007	$(25,914)
Net income from discontinued operations	40,405	7,417
Net income (loss) from continuing operations	602	(33,331)

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of mortgage securities	(385)	(373)
Provision for (recovery of) bad debt, net	298	(1,051)
Amortization of deferred debt issuance costs and senior debentures discount	1,090	1,051
Fair value adjustments	—	(150)
Impairments of other assets held for sale	689	—
Loss on disposal of fixed assets	6	1
Compensation recognized under stock compensation plans	381	231
Depreciation expense	818	540
Deferred taxes	(7,230)	27,600
Eliminations of intercompany activity	1,822	3,142
Changes in:
Due from discontinued operations	730	(366)
Service fee receivable	(831)	(181)
Restricted cash	—	64
Other current assets and liabilities, net	529	474
Other noncurrent assets and liabilities, net	373	1,050
Deferred revenue	(82)	6
Accounts payable and accrued expenses	(1,331)	1,934
Net cash (used in) provided by operating activities of continuing operations	(2,521)	641
Net cash (used in) provided by operating activities of discontinued operations	(2,480)	3,779
Net cash (used in) provided by operating activities	(5,001)	4,420

Cash flows from investing activities:
Proceeds from paydowns of mortgage securities	385	404
Restricted cash, net	(3)	—
Proceeds from paydowns of notes receivable	—	1,663
Issuance of notes receivable	—	(200)
Proceeds from sale of subsidiary	54,748	—
Purchases of available-for-sale securities	(17,536)	—
Purchase of cost method investment	(600)	—
Purchases of property and equipment	(913)	(1,420)
Net cash provided by investing activities of continuing operations	36,081	447
Net cash used in investing activities of discontinued operations	(556)	(33)
Net cash provided by investing activities	35,525	414

Cash flows from financing activities:
Cash payments for contributions of capital to discontinued operations	(1,054)	(1,068)
Cash receipts from distributions of earnings from discontinued operations	—	4,031
Principal payments under capital leases	(148)	(110)
Paydowns of note payable to related party	—	(250)
Net cash (used in) provided by financing activities of continuing operations	(1,202)	2,603
Net cash provided by (used in) financing activities of discontinued operations	991	(3,322)
Net cash used in financing activities	(211)	(719)
	Continued

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; dollars in thousands)

	For the Six Months Ended June 30,
	2014	2013

Net increase in cash and cash equivalents of continuing operations	$32,358	$3,691
Cash and cash equivalents, beginning of period	7,222	8,851
Cash and cash equivalents, end of period	$39,580	$12,542

Net (decrease) increase in cash and cash equivalents of discontinued operations	$(2,045)	$424
Cash and cash equivalents, beginning of period	2,045	7,511
Cash and cash equivalents, end of period	$—	$7,935

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(unaudited; dollars in thousands)

	For the Six Months Ended June 30,
	2014	2013
Cash paid for interest	$551	$278
Cash received from income taxes, net	37	21
Cash received on mortgage securities – available-for-sale with no cost basis	3,011	2,032
Non-cash investing and financing activities:
Exchange of membership interests for forgiveness of note payable	3,921	—
Acquisition of noncontrolling interest for extinguishment of intercompany debt	—	1,863
Assets acquired under capital lease	140	294

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the period ended June 30, 2014 (Unaudited)

Note 1. Financial Statement Presentation

Description of Operations – Novation Companies, Inc. (the “Company” or "Novation" or "we” or “us”) acquires and operates technology-enabled service businesses, with a focus on building and developing these businesses to create long-term value.

The Company owns 100% of CorvisaCloud, LLC ("CorvisaCloud"). CorvisaCloud provides cloud-based communication software under the CorvisaOne™ brand and implementation consulting services for its own clients as well as clients of a leading customer relationship management (CRM) software provider.

The Company owns 100% of Advent Financial Services LLC (“Advent”). Advent provides financial settlement services for professional tax preparers nationwide. On June 6, 2014 the Company announced that it was exploring alternatives for Advent with the goal of selling or exiting the business by the end of 2014. As a result, the operations of Advent will be included in continuing operations until the date on which the business is sold or, in the event the business is abandoned, the run-off operations have ceased. The assets and liabilities of Advent have been classified as held for sale as of June 30, 2014. See Note 3 to the condensed consolidated financial statements for additional information regarding these developments.

On April 16, 2014, the Company and the non-controlling members of StreetLinks, a national residential appraisal and mortgage real estate valuation management services company, entered into a purchase and sale agreement with Assurant Services, LLC, a subsidiary of Assurant, Inc. ("Assurant"), pursuant to which Assurant purchased 100% of the outstanding membership units of StreetLinks. This transaction closed on April 16, 2014. See Note 3 to the condensed consolidated financial statements for additional information regarding this transaction. The operations of StreetLinks have been classified as discontinued operations for all periods presented.

Effective February 27, 2013 the Company and non-controlling owners agreed to dissolve Mango Moving, LLC ("Mango"), a third-party logistics provider within the household goods industry, and abandon its operations. As discussed in Note 3, the operations of Mango have been classified as discontinued operations for all periods presented.

Financial Statement Presentation – The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the period. The Company uses estimates and judgments in establishing the fair value of its mortgage securities and accounting for income taxes, including the determination of the timing of the establishment or release of the valuation allowance related to the deferred tax asset balances and reserves for uncertain tax positions. While the condensed consolidated financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ significantly from those estimates.

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

Note 2. New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. Compared with current U.S. GAAP, the ASU also requires significantly expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early application is not permitted. The Company is evaluating the impact of ASU 2014-09 on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued-operations criteria. The FASB issued the ASU to provide more decision-useful information and to make it more difficult for a disposal transaction to qualify as a discontinued operation. The ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. Early adoption is permitted. The impact of the adoption of ASU 2014-08 on the Company's financial statements will be based on future disposal activity.

In September 2013, the U.S. Department of the Treasury and the IRS released final regulations providing guidance on the application of IRC Section 263(a) to amounts paid to acquire, produce, or improve tangible property, as well as rules for materials and supplies (“Tangible Property Regulations”). While the Tangible Property Regulations are generally effective for taxable years beginning on or after January 1, 2014, taxpayers are permitted to early adopt provisions for years beginning on or after January 1, 2012. This guidance did not have a significant impact on the Company's financial statements.

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

Note 3. Divestitures

Held for Sale

Advent Financial Services, LLC (Financial Intermediary Segment)

On April 16, 2014 the Company announced a significant strategic shift with the sale of StreetLinks, which is discussed below, and the decision to focus our resources primarily on the business of CorvisaCloud. This decision was based largely on the Company's firm belief that CorvisaCloud represents a better opportunity for Novation to build long-term shareholder value. On June 6, 2014 the Company announced that it was exploring alternatives for Advent with the goal of selling or exiting the business by the end of 2014. As a result, the operations of Advent will be included in continuing operations until the date on which the business is sold or, in the event the business is abandoned, the run-off operations have ceased. Based on the Company's analysis of the facts and circumstances existing as of June 30, 2014, which included an assessment as to the progress of discussions with potential buyers, the Company classified Advent as held for sale in accordance with the relevant accounting guidance.

The major classes of assets and liabilities held for sale as of June 30, 2014 and December 31, 2013 are detailed below:

	June 30, 2014	December 31, 2013
Assets
Current Assets
Service fee receivable, net	92	69
Restricted cash, current	1,035	1,035
Other current assets	118	994
Total current assets	1,245	2,098
Non-Current Assets
Property and equipment, net of accumulated depreciation	359	420
Other assets	11	11
Total non-current assets	370	431
Total assets	$1,615	$2,529

Liabilities
Current Liabilities
Accounts payable	$39	$103
Accrued expenses	1,839	1,669
Due to Novation (A)	1,430	5,650
Other current liabilities	31	45
Total current liabilities	3,339	7,467
Non-Current Liabilities
Other liabilities	1,504	1,140
Total non-current liabilities	1,504	1,140
Total liabilities	$4,843	$8,607

(A)	Amounts due to Novation are eliminated upon consolidation. As such, these amounts are not included in the consolidated balance sheets for any periods presented.

Discontinued Operations

StreetLinks, LLC (Appraisal Management Segment)

On April 16, 2014, the Company and non-controlling members of StreetLinks (the "Sellers") entered into a purchase and sale agreement with Assurant, pursuant to which Assurant purchased 100% of the outstanding membership units of StreetLinks in exchange for $60.0 million paid in cash at closing and up to $12.0 million in post-closing consideration contingent upon the total revenue of StreetLinks in fiscal years 2015 and 2016. The sale closed on April 16, 2014. The Company received approximately $53.9 million in cash proceeds at closing, of which $1.0 million was used to make certain earned bonus payments to three StreetLinks executives. Subsequent to closing, the Company received an additional $0.8 million relating to adjustments for working capital.

The post-closing consideration provides for payment if (a) the total revenue of StreetLinks is $184 million or more for calendar year 2015, Assurant shall pay to the Sellers an aggregate of $12.0 million; but if not, then (b) if the total revenue of StreetLinks is greater than $167.5 million for the calendar year 2016, Assurant shall pay to Sellers up to an aggregate of $12.0 million, based on a linear scale where full payment of the $12.0 million would occur at total revenue of $184 million. The post-closing consideration will be reduced for certain earned bonus payments to three StreetLinks executives of $2.0 million if the maximum post-closing consideration is earned and otherwise prorated based on the same linear scale.

The transaction resulted in a gain of approximately $48.2 million, which is included in the net income from discontinued operations line on the condensed consolidated statement of operations. Also included in net income from discontinued operations are approximately $1.8 million of transaction-related expenses, such as legal and consulting fees.

In connection with the sale, the Company and Assurant also entered into a transition services agreement, pursuant to which the Company will provide ongoing information technology, human resources management and accounting services to StreetLinks for a period of up to eighteen months. The cash flows related to these services are not significant to StreetLinks. The Company will have no significant continuing involvement with StreetLinks beyond the transition services. Professional service fees earned by the ongoing entity under the transition services agreement are included in service fee income on the condensed consolidated statement of operations.
The Company has also executed a Non-Competition, Non-Solicitation and Non-Disclosure Agreement with StreetLinks providing that Novation will be prohibited from competing in the real estate appraisal management or valuation services business for a period of four years.
Mango Moving LLC (Logistics Segment)

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

Results of Discontinued Operations

For the six and three months ended June 30, 2014, net income from discontinued operations consists of the net operating income and losses of the disposed entities and any necessary eliminations through the date of sale or disposal, the gain on the sale of StreetLinks, income tax expense, and transaction-related expenses. For the six and three month periods ended June 30, 2013, net income (loss) from discontinued operations consists solely of the net operating income and losses of the disposed entities and any necessary eliminations.

The results of the Company's discontinued operations are summarized below:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013
Service fee income	$29,131	$84,310	$5,247	$43,165

Income from discontinued operations before income taxes	$48,232	$7,417	$46,320	$4,311
Income tax expense	7,827	—	7,827	—
Income from discontinued operations, net of income taxes	$40,405	$7,417	$38,493	$4,311

The major classes of assets and liabilities of discontinued operations as of December 31, 2013 are detailed below. There were no remaining assets or liabilities of discontinued operations as of June 30, 2014

December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$2,045
Service fee receivable, net	4,781
Other current assets	691
Total current assets	7,517
Non-Current Assets
Property and equipment, net of accumulated depreciation	909
Goodwill	3,170
Other assets	1,438
Total non-current assets	5,517
Total assets	$13,034

Liabilities
Current Liabilities
Accounts payable	$3,122
Accrued expenses	2,574
Deferred revenue	621
Due to Novation (A)	717
Other current liabilities	178
Total current liabilities	7,212
Non-Current Liabilities
Other liabilities	224
Total non-current liabilities	224
Total liabilities	$7,436

(A)	Amounts due to Novation are eliminated upon consolidation. As such, these amounts are not included in the consolidated balance sheets for any periods presented.

Note 4. Marketable Securities

The following table presents certain information on the Company's portfolio of available-for-sale securities as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	As of June 30, 2014
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities, current
Corporate notes and bonds	$6,850	$—	$(2)	$6,848
Agency securities	6,130	—	—	6,130
Mortgage securities	625	2,927	—	3,552
Total	$13,605	$2,927	$(2)	$16,530

Marketable securities, non-current
Corporate notes and bonds	$4,556	$—	$(2)	$4,554

	As of December 31, 2013
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities, current
Mortgage securities	$625	$3,103	$—	$3,728

Prior to 2008, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. As a result of those activities, we acquired mortgage securities that continue to be a source of our earnings and cash flow. As of June 30, 2014 and December 31, 2013, these mortgage securities consisted entirely of the Company's investment in the residual securities issued by securitization trusts sponsored by the Company. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds.

There were no other-than-temporary impairments relating to available-for-sale securities for the six and three months ended June 30, 2014 and 2013. The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at June 30, 2014 were approximately six months and fifteen months, respectively. Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments. See Note 9 to the condensed consolidated financial statements for details on the Company's fair value methodology.

Variable Interest Entities

The following table relates to the securitizations where the Company retained an interest in the assets issued by the securitization trust, a variable interest entity or VIE (dollars in thousands):

	Size/Principal Outstanding (A)	Assets on Balance Sheet (B)	Liabilities on Balance Sheet	Maximum Exposure to Loss(C)	Year to Date Loss on Sale	Year to Date Cash Flows (D)
June 30, 2014	$4,295,594	$3,552	$—	$3,552	$—	$3,395
December 31, 2013	4,811,987	3,728	—	3,728	—	2,436

(A)	Size/principal outstanding reflects the estimated principal of the underlying assets held by the VIE.

(B)	Assets on balance sheet are securities issued by the entity and are recorded in the mortgage securities line item on the condensed consolidated balance sheets.

(C)	The maximum exposure to loss includes the assets held by the Company and assumes a total loss on the referenced assets held by the VIE.

(D)	Year to date cash flows are for the six months ended June 30, 2014 and 2013, respectively.

Note 5. Business Combinations and Consolidation

Prior to 2013, the Company entered into a Membership Interest Purchase Agreement (the "Unit Purchase Agreement") with its Chief Operating Officer, Mr. Steve Haslam, pursuant to which Mr. Haslam sold 1,927 units in StreetLinks to the Company in exchange for a total purchase price of $6.1 million, payable in quarterly installments. At the time of the original transaction, Mr. Haslam's units represented approximately 5% of the outstanding StreetLinks membership units. On April 16, 2014, the Company and Mr. Haslam agreed to terminate the Unit Purchase Agreement. In full satisfaction of the Company's outstanding obligations under the Unit Purchase Agreement, which are discussed further in Note 7 to the condensed consolidated financial statements, the Company transferred back to Mr. Haslam 1,218 StreetLinks membership units (approximately 3% of StreetLinks), which represents the portion of the membership units attributable to the $3.9 million in unpaid installment payments and $0.2 million in interest remaining under the Unit Purchase Agreement. The termination of the Unit Purchase Agreement and simultaneous transfer of 1,218 StreetLinks membership units to Mr. Haslam reduced the Company's ownership interest to approximately 88% as of April 16, 2014.

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

Maintenance and repairs are charged to expense. Major renewals and improvements are capitalized. Gains and losses on dispositions are credited or charged to earnings as incurred. Depreciation and amortization expense relating to property and equipment was $0.8 million and $0.4 million for the six and three months ended June 30, 2014, respectively and $0.5 million and $0.3 million for the six and three months ended June 30, 2013, respectively.

The following table shows the Company's property and equipment, net as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014	December 31, 2013
Furniture, fixtures and office equipment	$592	$509
Hardware and computer equipment	2,681	2,382
Software	2,714	2,309
Leasehold improvements	757	727
Total Cost	6,744	5,927
Less: Accumulated depreciation and amortization	(2,871)	(2,331)
Property and equipment, net	$3,873	$3,596

The hardware and computer equipment amount above includes gross assets under capital leases of $0.7 million as of both June 30, 2014 and December 31, 2013. Accumulated depreciation and amortization relating to these assets totaled approximately $0.4 million and $0.3 million as of June 30, 2014 and December 31, 2013, respectively.

Note 7. Borrowings

Senior Notes – The Company has outstanding unsecured senior notes pursuant to three indentures (collectively, the “Senior Notes”) with an aggregate principal balance of $85.9 million. The Senior Notes were created through an exchange of the Company's previously outstanding junior subordinated notes that occurred prior to 2012. This exchange was considered a modification of a debt instrument for accounting purposes, therefore the Company uses the effective interest method to accrete from the existing balances of $85.0 million and $83.9 million as of June 30, 2014 and December 31, 2013, respectively to the aggregate principal balance of $85.9 million.

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

The indentures governing the Senior Notes (the “Indentures”) contain certain restrictive covenants (the “Negative Covenants”) subject to certain exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit the Company and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring shares of the Company or its subsidiaries, making payment on debt securities of the Company that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in its subsidiaries or all or substantially all of the assets of its subsidiaries. The Negative Covenants remain in effect until both of the following conditions are met: 1) the Senior Notes begin accruing interest at the Full Rate, and 2) the Company satisfies certain financial covenants (the “Financial Covenants”). Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95%. As the Senior Notes were not accruing interest at the Full Rate, the Negative Covenants, as defined above, were still in effect as of June 30, 2014 and December 31, 2013. Compliance with the Financial Covenants is required only when the Company seeks to take action prohibited by the Negative Covenants that has not been approved by the holders of the Senior Notes.

As discussed in Note 3, the Company and the non-controlling members of StreetLinks entered into a purchase and sale agreement with Assurant, pursuant to which Assurant purchased 100% of the outstanding membership units of StreetLinks. The sale of a subsidiary is not prohibited by the Negative Covenants provided that the sale is at fair market value and the proceeds are reinvested in the Company. As such, the Company was in compliance with all Negative Covenants as of June 30, 2014 and December 31, 2013, and therefore the Company was under no obligation to comply with the Financial Covenants during these periods.

Note Payable to Related Party – As detailed in Note 3, on April 16, 2014, the Company and Mr. Haslam agreed to terminate the Unit Purchase Agreement. In full satisfaction of the Company's outstanding obligation under the Unit Purchase Agreement, the Company transferred back to Mr. Haslam 1,218 StreetLinks membership units, which represents the portion of the membership units attributable to the $3.9 million in unpaid installment payments and $0.2 million in interest remaining under the Unit Purchase Agreement.

As of December 31, 2013, current maturities of the note payable to Mr. Haslam under the Unit Purchase Agreement of approximately $1.3 million and noncurrent maturities of $2.6 million are included in the other current liabilities and other liabilities line items, respectively, in the Company's condensed consolidated balance sheets.

Capital Leases – The Company leases hardware and computer equipment under capital leases. These capital leases are payable in 36 monthly installments and mature between August 2014 and June 2017. Current maturities of obligations under capital leases were approximately $0.2 million as of both June 30, 2014 and December 31, 2013. Noncurrent maturities of obligations under capital leases were approximately $0.2 million as of both June 30, 2014 and December 31, 2013, respectively. Due to the immaterial nature of these obligations with regard to the Company's financial statements as a whole, current maturities and noncurrent maturities of capital leases are included in the other current liabilities and other liabilities line items, respectively, in the Company's condensed consolidated balance sheets.

Note 8. Commitments and Contingencies

Contingencies – Prior to 2008, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. The Company has received indemnification and loan repurchase demands with respect to alleged violations of representations and warranties (“defects”) made in loan sale and securitization documents. These demands have been received substantially beginning in 2006 and have continued into 2014. Prior to the Company ceasing the origination of loans in its mortgage lending business, it sold loans to securitization trusts and other third parties and agreed to repurchase a loan due to missing documentation or breaches of representations or warranties made in sale documents that materially adversely affected the value of the loan. Beginning in 1997 and ending in 2007, affiliates of the Company sold loans to securitization trusts and third parties with the potential of such repurchase obligations. The aggregate original principal balance of these loans was $43.1 billion at the time of sale or securitization. The remaining principal balance of these loans is not available as these loans are serviced by third parties and may have been refinanced, sold or liquidated. Claims to repurchase loans or to indemnify under securitization documents have not been acknowledged as valid by the Company. In some cases, claims were made against affiliates of the Company that have ceased operations and have no or limited assets. The Company has not repurchased any loans or made any such indemnification payments since 2010.

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

On June 20, 2011, the National Credit Union Administration Board, as liquidating agent of U.S. Central Federal Credit Union, filed an action against NMFC and numerous other defendants in the United States District Court for the District of Kansas, claiming that the defendants issued or underwrote residential mortgage-backed securities pursuant to allegedly false or misleading registration statements, prospectuses, and/or prospectus supplements. On October 12, 2011, the complaint was served on NMFC. On December 20, 2011, NMFC filed a motion to dismiss the plaintiff's complaint and to strike certain paragraphs of the complaint. On July 25, 2012, the court granted the motion in part and denied the motion in part. The plaintiff was granted leave to amend the complaint. On August 24, 2012, the plaintiff filed an amended complaint making essentially the same claims against NMFC. On October 29, 2012, NMFC filed a motion to dismiss the amended complaint. The defendants had claimed that the case should be dismissed based upon a statute of limitations and sought an appeal of the court's denial of this defense. An interlocutory appeal of this issue was allowed, and oral argument on the appeal occurred May 8, 2013. On August 27, 2013, the Tenth Circuit affirmed the lower court’s denial of defendants’ motion to dismiss the plaintiff’s claims as being time barred; the appellate court held that the Extender Statute, 12 U.S.C. §1787(b)(14) applied to plaintiff’s claims. On September 12, 2013, the lower court denied NMFC’s motion to dismiss the amended complaint against NMFC. On June 16, 2014, the United States Supreme Court granted a motion of NMFC and its co-defendants for certiorari and vacated the earlier ruling of Tenth Circuit remanding the case back to the Tenth Circuit for further consideration in light of the Supreme Court’s decision in CTS Corp. v. Waldburger, 573 U.S. ___ 2014. Additional briefs were filed with the 10th Circuit on July 11, 2014. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that NMFC has meritorious defenses to the case and expects it to defend the case vigorously.

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

Note 9. Fair Value Accounting

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

The following tables present for each of the fair value hierarchy levels, the Company's assets which are measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$7,616	$7,616	$—	$—
Money market funds	28,143	28,143	—	—
Commercial paper	2,899	—	2,899	—
Agency securities	922	—	922	—
Marketable securities, current:
Corporate notes and bonds	6,848	—	6,848	—
Agency securities	6,130	—	6,130	—
Mortgage securities – available-for-sale	3,552	—	—	3,552
Marketable securities, non-current:
Corporate notes and bonds	4,554	—	4,554	—
Total	$60,664	$35,759	$21,353	$3,552

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage securities – available-for-sale	$3,728	$—	$—	$3,728

Valuation Methods and Processes

The Company determines the fair value of its cash equivalents and marketable securities based on pricing from our service provider and market prices from industry-standard independent data providers. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs) or pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs), such as yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures.

To the extent observable inputs are not available, as is the case with the Company's mortgage securities, the Company estimates fair value using present value techniques and generally does not have the option to choose other valuation methods for these securities. The methods and processes used to estimate the fair value of the Company's mortgage securities are discussed further below. There have been no significant changes to the Company's financial statements as a result from changes to the Company's valuation techniques during the six months ended June 30, 2014.

The Company's marketable securities are classified as available-for-sale and are reported at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income. To the extent that the cost basis of the Company's marketable securities exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. The specific identification method is used in computing realized gains or losses.

Mortgage securities - available for sale. As discussed above and in Note 4 to the condensed consolidated financial statements, the Company's mortgage securities – available-for-sale, are measured at fair value. These securities are valued at each reporting date using significant unobservable inputs (Level 3) by discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment.

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

The following table presents certain quantitative information about the significant unobservable inputs used in the fair value measurement for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Description	Valuation Techniques	Significant Unobservable Inputs	Range
Assets:
Mortgage securities – available-for-sale	Present value analysis	Prepayment rates	3.8% – 12.5%
		Weighted average life (years)	2.0 – 2.0

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

The following table provides a reconciliation of the beginning and ending balances for the Company's mortgage securities – available-for-sale, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six and three months ended June 30, 2014 and 2013 (dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013
Balance, beginning of period	$3,728	$3,906	$3,466	$3,295
Increases (decreases) to mortgage securities – available-for-sale:
Accretion of income (A)	385	373	192	93
Proceeds from paydowns of securities (A)	(385)	(404)	(156)	(132)
Mark-to-market value adjustment	(176)	(473)	50	146
Net (decrease) increase to mortgage securities – available-for-sale	(176)	(504)	86	107
Balance, end of period	$3,552	$3,402	$3,552	$3,402

(A)
Cash received on mortgage securities with no cost basis was $3.0 million and $1.4 million for the six and three months ended June 30, 2014, respectively and $2.0 million and $1.4 million for the six and three months ended June 30, 2013, respectively.

Adjustments to assets and liabilities measured at fair value on a recurring and nonrecurring basis did not have a material impact on the earnings of continuing operations for any period presented.

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

The estimated fair values of the Company's financial instruments are as follows as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	As of June 30, 2014		As of December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Restricted cash	$600	$453	$597	$369
Marketable securities	21,084	21,084	3,728	3,728
Financial liabilities:
Senior notes	$84,957	$13,053	$83,867	$13,119
Note payable to related party	—	—	3,863	2,880

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

Note payable to related party – As of December 31, 2013, the fair value of the note payable to related party was estimated by discounting future projected principal and interest payment cash flows using a discount rate commensurate with the risks involved. The future projected interest payments were calculated assuming the stated rate of 4.0% per annum until maturity in March 2016. As detailed in Note 7, this obligation was terminated on April 16, 2014. As of December 31, 2013, current maturities of the note payable to related party of approximately $1.3 million and noncurrent maturities of $2.6 million are included in the other current liabilities and other liabilities line items, respectively, in the Company's condensed consolidated balance sheets.

Note 10. Income Taxes

For the six and three months ended June 30, 2014 the Company recorded an income tax benefit from continuing operations of approximately $7.2 million. The second quarter income tax benefit relates to current year operating losses from continuing operations and the utilization of a portion of the Company's deferred tax assets to offset the income tax expense from discontinued operations of approximately $7.8 million arising primarily from the gain on the sale of StreetLinks. The net income tax expense of $0.6 million represents state income tax expense on the income from discontinued operations arising due to variations in state tax law around both the ability and the period over which to carryforward net operating losses. During the six months ended June 30, 2013 the Company recorded an income tax expense of approximately $27.7 million, which represented a discrete event attributable to adjustment of the valuation allowance against the Company's deferred tax assets during the second quarter of 2013.

During 2013, the Company determined that it was no longer more likely than not that it will recognize a portion of its deferred tax assets. Therefore, as of both June 30, 2014 and December 31, 2013, the Company maintained a full valuation allowance against its deferred tax assets of $266.3 million and $283.0 million, respectively. The Company's determination of the extent to which its deferred tax assets will be realized requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods.

As of June 30, 2014 and December 31, 2013, the total gross amount of unrecognized tax benefits was $1.0 million and $0.7 million, respectively. These amounts also represent the total amount of unrecognized tax benefits that would impact the effective tax rate in the respective periods. The Company anticipates an additional reduction of the unrecognized tax benefits in the amount of $0.6 million due to the lapse of statute of limitations in the next twelve months.

Note 11. Segment Reporting

As a result of the divestiture activity during the six months ended June 30, 2014, the Company now reviews, manages and operates its business in only three segments: Corporate, Financial Intermediary, and Cloud SaaS. Corporate operating results include mortgage securities retained from securitizations, corporate general and administrative expenses, and, for 2013 only, the operating results of CorvisaCloud, as these results were not significant during the six and three months ended June 30, 2013. The Financial Intermediary segment consists of the financial settlement service fee income and related expenses from a wholly-owned subsidiary of the Company, Advent. The Cloud SaaS segment represents service fee income and related expenses from the Company's wholly-owned subsidiary, CorvisaCloud. Management evaluates segment performance based on income before income taxes, which is prior to the allocation of losses attributable to the noncontrolling interests.

The following is a summary of the operating results of the Company's segments for the six months ended June 30, 2014 and 2013 and a summary of their financial positions as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	Corporate	Financial Intermediary	Cloud SaaS	Eliminations	Total
For the Six Months Ended June 30, 2014
Service fee income	$5,189	8,216	$1,526	$(4,328)	$10,603
Interest income	3,407	—	—	(11)	3,396
Interest expense	1,594	1	9	(9)	1,595
Depreciation and amortization expense (A)	518	$93	207	—	818
Loss from continuing operations before income taxes	(2,259)	$1,097	(3,644)	(1,822)	(6,628)
Additions to long-lived assets (B)	302	$38	713	—	1,053

As of June 30, 2014
Total assets (C)	$65,056	$2,626	$11,096	$(7,982)	$70,796

(A)
Amounts related to continuing operations are included in the cost of services and selling, general and administrative expense line items on the condensed consolidated statements of operations, while amounts related to discontinued operations are included in the (loss) income from discontinued operations, net of income taxes.

(B)	Amount includes assets acquired under capital leases.

(C)	Amount includes $1.0 million in cash and cash equivalents not classified as held for sale. See Note 3 for additional information regarding the classification of Advent as held for sale.

	Corporate	Financial Intermediary	Eliminations	Discontinued Operations (C)	Total
For the Six Months Ended June 30, 2013
Service fee income	$4,452	8,091	$(4,173)	$—	$8,370
Interest income	2,725	—	(320)	—	2,405
Interest expense	1,583	308	(307)	—	1,584
Depreciation and amortization expense (A)	413	$127	—	—	540
Loss from continuing operations before income taxes	(3,156)	$633	(3,142)	—	(5,665)
Additions to long-lived assets	1,577	$162	—	—	1,739

As of December 31, 2013
Total assets (B)(D)(E)	$25,535	$3,983	$(8,510)	$13,034	$34,042

(A)
Amounts related to continuing operations are included in the cost of services and selling, general and administrative expense line items on the condensed consolidated statements of operations, while amounts related to discontinued operations are included in the (loss) income from discontinued operations, net of income taxes.

(B)	Total assets of discontinued operations includes goodwill of $3.2 million resulting from the acquisition of StreetLinks.

(C)	See Note 3 for additional information regarding the financial position and operating results of discontinued operations.

(D)	Corporate segment includes Cloud SaaS assets of $1.9 million as of December 31, 2013.

(E)	Amount includes $1.5 million in cash and cash equivalents not classified as held for sale. See Note 3 for additional information regarding the classification of Advent as held for sale.

The intersegment service fee income for the six and three months ended June 30, 2014 includes fees charged by the Corporate segment to the Appraisal Management, Financial Intermediary, and Cloud SaaS segments for operational support provided by the Corporate segment's employees. The intersegment interest income and interest expense consists of interest charged by the Corporate segment to the Appraisal Management, Financial Intermediary, and Cloud SaaS segments for borrowings. For the six months ended June 30, 2013, the intersegment service fee income and interest amounts also include fees charged to the Logistics segment.

The following is a summary of the operating results of the Company's segments for the three months ended June 30, 2014 and 2013 (dollars in thousands):

	Corporate	Financial Intermediary	Cloud SaaS	Eliminations	Total
For the Three Months Ended June 30, 2014
Service fee income	$2,499	$1,335	$674	$(1,576)	$2,932
Interest income	1,610	—	—	—	1,610
Interest expense	799	1	—	(1)	799
Depreciation and amortization expense (A)	265	49	108	—	422
Loss income from continuing operations before income taxes	(1,446)	(1,507)	(2,265)	(289)	(5,507)
Additions to long-lived assets (B)	170	—	467	—	637

(A)
Amounts related to continuing operations are included in the cost of services and selling, general and administrative expense line items on the condensed consolidated statements of operations, while amounts related to discontinued operations are included in the (loss) income from discontinued operations, net of income taxes.

(B)	Amount includes assets acquired under capital leases.

	Corporate	Financial Intermediary	Eliminations	Total
For the Three Months Ended June 30, 2013
Service fee income	$2,250	1,471	$(2,068)	$1,653
Interest income	1,546	—	(58)	1,488
Interest expense	799	52	(51)	800
Depreciation and amortization expense (A)	230	$68	—	298
Loss from continuing operations before income taxes	(2,055)	$(652)	(1,645)	(4,352)
Additions to long-lived assets (B)	326	$79	—	405

(A)
Amounts related to continuing operations are included in the cost of services and selling, general and administrative expense line items on the condensed consolidated statements of operations, while amounts related to discontinued operations are included in the (loss) income from discontinued operations, net of income taxes.

(B)	Amount includes assets acquired under capital leases.

Note 12. Earnings per Share

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options and nonvested shares. The computations of basic and diluted earnings per share for the six and three months ended June 30, 2014 and 2013 (dollars in thousands, except share and per share amounts) are as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss) from continuing operations	$602	$(33,331)	$1,751	$(30,880)
Net income from discontinued operations	40,405	7,417	38,493	4,311
Net income (loss)	41,007	(25,914)	40,244	(26,569)
Less net (loss) income attributable to noncontrolling interests	—	(77)	(33)	24
Net income (loss) available to common shareholders	$41,007	$(25,837)	$40,277	$(26,593)

Denominator:
Weighted average common shares outstanding – basic	90,866,933	90,716,933	90,866,933	90,716,933

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	90,866,933	90,716,933	90,866,933	90,716,933
Stock options	—	—	—	—
Nonvested shares	37,159	—	73,910	—
Weighted average common shares outstanding – dilutive	90,904,092	90,716,933	90,940,843	90,716,933

Basic earnings per share:
Net income (loss) from continuing operations	$0.01	$(0.37)	$0.02	$(0.34)
Net income from discontinued operations	0.44	0.08	0.42	0.05
Net income (loss)	0.45	(0.29)	0.44	(0.29)
Less net (loss) income attributable to noncontrolling interests	—	(0.01)	—	—
Net income (loss) available to common shareholders	$0.45	$(0.28)	$0.44	$(0.29)

Diluted earnings per share:
Net income (loss) from continuing operations	$0.01	$(0.37)	$0.02	$(0.34)
Net income from discontinued operations	0.44	0.08	0.42	0.05
Net income (loss)	0.45	(0.29)	0.44	(0.29)
Less net (loss) income attributable to noncontrolling interests	—	(0.01)	—	—
Net income (loss) available to common shareholders	$0.45	$(0.28)	$0.44	$(0.29)

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

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013
Number of stock options	8,675	8,362	8,856	8,578
Weighted average exercise price of stock options	$0.68	$0.69	$0.68	$0.68

During the second quarter of 2014, the Company granted 3.0 million options to purchase shares of Common Stock at a weighted average exercise price of $0.51. The weighted average impact of 0.2 million and 0.4 million options are included in the table above for the six and three months ended June 30, 2014, respectively. During the six months ended June 30, 2013, the Company granted 0.6 million options to purchase shares of Common Stock at a weighted average exercise price of $0.53. The weighted average impact of 0.3 million and 0.6 million are included in the table above for the six and three months ended June 30, 2013, respectively. There were no options granted during the second quarter of 2013.

The Company had approximately 0.6 million and 0.8 million nonvested shares outstanding as of June 30, 2014 and June 30, 2013, respectively, which have original cliff vesting schedules ranging between five and ten years. Of these, the weighted average impact of approximately 0.6 million and 0.5 million nonvested shares for the six and three months ended June 30, 2014, respectively and 0.8 million nonvested shares for the six and three months ended June 30, 2013 were not included in the calculation of earnings per share because they were anti-dilutive.

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

•	Consolidated Results of Operations – an analysis of our results of operations for the six months ended June 30, 2014 and 2013 as presented in our unaudited Condensed Consolidated Financial Statements.

•
Segment Results of Operations – an analysis of our results of operations for the six months ended June 30, 2014 and 2013 as presented in our unaudited Condensed Consolidated Financial Statements for our reporting segments.

•	Liquidity and Capital Resources – an analysis of our cash flows and financial commitments.

Corporate Overview, Background and Strategy
Our Business
Novation Companies, Inc. (the “Company” or "Novation” or "we” or “us”) is a Maryland corporation formed on September 13, 1996.

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

Advent provides financial settlement services for professional tax preparers nationwide. On June 6, 2014 the Company announced that it was exploring alternatives for Advent with the goal of selling or exiting the business by the end of 2014. As a result, the operations of Advent will be included in continuing operations until the date on which the business is sold or, in the event the business is abandoned, the run-off operations have ceased. The assets and liabilities of Advent have been classified as held for sale as of June 30, 2014. See Note 3 to the condensed consolidated financial statements for additional information regarding these developments.

On April 16, 2014, the Company and the non-controlling members of StreetLinks, a national residential appraisal and mortgage real estate valuation management services company, entered into a purchase and sale agreement with Assurant Services, LLC, a subsidiary of Assurant, Inc. ("Assurant"), pursuant to which Assurant purchased 100% of the outstanding membership units of StreetLinks. See Note 3 to the condensed consolidated financial statements for additional information regarding this transaction.

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

On April 16, 2014 we announced a significant strategic shift for Novation with the sale of StreetLinks and the decision to focus our resources primarily on the business of CorvisaCloud. This decision was based largely on the Company's belief that CorvisaCloud represents a better opportunity for Novation to build long-term shareholder value due to CorvisaCloud's CorvisaOne™ technology platform and the size of its target customer base. What follows is a detailed discussion of the CorvisaCloud business. Note 11 to the condensed consolidated financial statements set forth in Item 1 of this report, which is incorporated by reference, includes information about the operating results and financial position of the segments to which this business relates.

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

Platform in addition to CorvisaCloud's product. CorvisaCloud's platform provides a highly configurable platform that allows for the creation or editing of voice and SMS applications utilizing Summit, CorvisaCloud's Lua-based programming language. Applications built on the CorvisaOne™ platform are fully hosted on the CorvisaCloud network that provides scalability, redundancy, backup, testing frameworks and other features required for enterprise-class applications. Existing applications or those developed by third-party developers can also easily be integrated through our open APIs. This makes it easy for developers to scale with their application and effectively support their product while eliminating the need to manage independent server and hosting environments.

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

On April 23, 2014, the Company announced that it would be devoting up to $30 million of the proceeds from the StreetLinks sale to CorvisaCloud. The additional capital will be used to expand CorvisaCloud's sales, marketing and operational development efforts and, potentially, fund potential acquisitions. The funds will also be used to accelerate product development and customer acquisition of CorvisaCloud's CorvisaOne™ contact center software products and platform. During the second quarter, the Company contributed approximately $10 million of the allotted $30 million to CorvisaCloud.

Our Strategy
Management is focused on building its operating subsidiaries with a focus on long-term value creation. As previously noted, on April 16, 2014 we announced a significant strategic shift for Novation with the sale of StreetLinks and the decision to focus our resources primarily on the business of CorvisaCloud. Given the early-stage nature of this business, it may not contribute to quarterly earnings for some time but we believe CorvisaCloud represents a solid investment with the opportunity for future earnings and equity value creation that will benefit shareholders. Key performance measures for executive management are:

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

Table 1 – Summary of Financial Highlights and Key Performance Metrics (dollars in thousands; except per share amounts)

	For the Six Months Ended June 30,
	2014	2013
Net income (loss) available to common shareholders per diluted share	$0.45	$(0.28)

	As of
	June 30, 2014	December 31, 2013
Unrestricted cash and cash equivalents	$39,580	$7,222

Significant Recent Events
On April 16, 2014 the Company announced a significant strategic shift with the sale of StreetLinks, which is discussed below, and the decision to focus our resources primarily on the business of CorvisaCloud. This decision was based largely on the Company's firm belief that CorvisaCloud represents a better opportunity for Novation to build long-term shareholder value. On June 6, 2014 the Company announced that it was exploring alternatives for Advent with the goal of selling or exiting the business by the end of 2014. As a result, the operations of Advent will be included in continuing operations until the date on which the business is sold or, in the event the business is abandoned, the run-off operations have ceased. Based on the Company's analysis of the facts and circumstances existing as of June 30, 2014, which included an assessment as to the progress of discussions with potential buyers, the Company classified Advent as held for sale in accordance with the relevant accounting guidance. See Note 3 to the condensed consolidated financial statements for additional information regarding these developments.

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

Impact of Recently Issued Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Updated ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. Compared with current U.S. GAAP, the ASU also requires significantly expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early application is not permitted. The Company is evaluating the impact of ASU 2014-09 on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued-operations criteria. The FASB issued the ASU to provide more decision-useful information and to make it more difficult for a disposal transaction to qualify as a discontinued operation. The ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. Early adoption is permitted. The impact of the adoption of ASU 2014-08 on the Company's financial statements will be based on future disposal activity.

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

Consolidated Results of Operations
Service Fee Income and Cost of Services
On a consolidated basis, service fee income increased to $10.6 million for the six months ended June 30, 2014 from $8.4 million for the six months ended June 30, 2013. For the three months ended June 30, 2014 service fee income increased to $2.9 million from $1.7 million for the prior year period. The increase in all periods is driven primarily by the growth of CorvisaCloud and its customer base. In addition, service fee income for the six and three months ended June 30, 2014 includes approximately $1.0 million of professional service fees earned by the ongoing entity under the transition services agreement with Assurant, while cost of services for the same periods includes approximately $0.6 million of salaries and related expenses incurred to provide these services.

Interest Income – Mortgage Securities
Interest income on the marketable securities we own increased to approximately $3.4 million during the six months ended June 30, 2014 compared to $2.4 million during the six months ended June 30, 2013. During the three months ended June 30, 2014, interest income on marketable securities totaled $1.6 million compared to $1.5 million during the same period in 2013. The increase in all periods was attributable to our mortgage securities and was due primarily to lower than anticipated losses on the underlying loan collateral, which led certain securities to begin cash-flowing during the current year period after extended periods of inactivity. Management does not expect this trend to continue on a long-term basis. Instead, the Company expects interest income and cash flow from these securities to decline as the principal on the underlying loan collateral is paid or written down or off.

Selling, General and Administrative
On a consolidated basis, selling, general and administrative expenses increased to $13.0 million for the six months ended June 30, 2014 from $11.5 million for the six months ended June 30, 2013. For the quarter, selling, general and administrative expenses increased to $6.6 million from $5.6 million for prior year period. The increase in all periods was driven largely by the operations of the Company's Cloud SaaS segment, which saw increases in headcount, marketing and promotional activities, professional services, and IT support costs as this segment continues to focus on growing its existing customer base and enhancing its product offerings and features.

Other Income
Other income was not material during the six and three months ended June 30, 2014. During the six months ended June 30, 2013, other income totaled approximately $1.4 million, which was primarily attributable to the recovery of credit losses related to a note receivable due from ITS Financial, LLC (“ITS”). Prior to 2013, the Company, based on the existing facts and circumstances surrounding ITS, had recorded a full provision for credit losses of approximately $1.1 million related to this note. The note was paid in full during the first quarter of 2013.

Interest Expense
Interest expense was materially consistent period over period, with the Company incurring approximately $1.6 million during the six months ended June 30, 2014 and 2013 and $0.8 million for the three months ended June 30, 2014 and 2013. See Note 7 to the condensed consolidated financial statements for additional information regarding the Company's borrowings.

Income Tax Benefit (Expense)
For the six and three months ended June 30, 2014 the Company recorded an income tax benefit from continuing operations of approximately $7.2 million, which relates to current year operating losses from continuing operations and the utilization of a portion of the Company's deferred tax assets to offset the income tax expense from discontinued operations. During the six months ended June 30, 2013 the Company recorded an income tax expense of was approximately $27.7 million, which represented a discrete event attributable to adjustment of the valuation allowance against the Company's deferred tax assets during the second quarter of 2013. See Note 10 to the condensed consolidated financial statements for further details regarding the Company's income tax provision and deferred tax assets.

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

Following is an analysis of the results of operations from the Cloud SaaS segment.

Table 4 – Cloud SaaS Segment Operations (dollars in thousands, except unit amounts)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2014		2014
	Total	%	Total	%
Service fee income:
Professional services	$957	62.7%	$385	57.1%
Call center technology	569	37.3	289	42.9
Total service fee income	1,526	100.0	674	100.0

Cost of services	2,206	144.6	1,076	159.6
Selling, general and administrative expense	2,962	194.1	1,870	277.4
Total expenses	5,168	338.7	2,946	437.1

Other (expense) income, net	(2)	(0.1)	7	1.0

Net loss before income taxes	$(3,644)	(238.8)%	$(2,265)	(336.1)%

Service Fee Income
Service fee income for the Cloud SaaS segment totaled $1.5 million and $0.7 million during the six and three months ended June 30, 2014, respectively. Service fee income was comprised primarily of professional service fees related to implementations of third party CRM software. In addition to being a significant source of revenue for CorvisaCloud during the current quarter and for the foreseeable future, these implementation services are expected to serve as a lead source for CorvisaCloud's CorvisaOne™ suite, which was launched during the fourth quarter of 2013.

Cost of Services
Cost of services totaled $2.2 million for the six months ended June 30, 2014 and $1.1 million for the three months ended June 30, 2014. This amount consists of the direct costs of providing professional and other services, in addition to other compensation-related expenses, depreciation, software licenses, and IT support costs. As this segment is still in the early stages of development, Management continues to identify and explore opportunities to scale the business and improve the efficiency of operations with the intent to generate positive margins.

Selling, General and Administrative
Selling, general and administrative expenses for the six and three months ended June 30, 2014 totaled $3.0 million and $1.9 million, respectively. This amount is comprised primarily of compensation-related expenses, marketing and promotional expenses, professional services, and IT support costs, as the Company continues to develop, maintain and expand its IT infrastructure and support staff to accommodate the anticipated growth of this segment. As this segment is still in the early stages of development, selling, general and administrative expenses are significantly higher as a percentage of service fee income than we would anticipate going forward. As we continue to grow and develop this business, we anticipate this percentage will decline, as many of these costs should not increase proportionate to production.

Financial Intermediary
Following is a summary of the results of operations from the Financial Intermediary segment. As discussed in Note 3 to the condensed consolidated financial statements, on June 6, 2014 the Company announced that it was exploring alternatives for Advent with the goal of selling or exiting the business by the end of 2014. As a result, the operations of Advent will be included in continuing operations until the date on which the business is sold or, in the event the business is abandoned, the run-off operations have ceased. The assets and liabilities of Advent have been classified as held for sale as of June 30, 2014.

Table 3 – Financial Intermediary Segment Operations (dollars in thousands, except unit amounts)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013
	Total	Total	Total	Total

Total service fee income	$8,216	$8,091	$1,335	$1,471
Net income (loss) before income taxes	$1,097	$633	$(1,507)	$(652)

The operations of the financial intermediary segment improved year over year despite a decrease in settlement volume. This improvement was driven primarily by favorable changes to the rebate and incentive programs offered by the Company coupled with more favorable pricing terms with our third party service providers when compared to the six and three months ended June 30, 2013.

Liquidity and Capital Resources
As of June 30, 2014, we had approximately $39.6 million in unrestricted cash and cash equivalents and $0.6 million of restricted cash, which is included in the other noncurrent assets line item on the condensed consolidated balance sheet. In addition, the Company held approximately $17.4 million in corporate notes and bonds and agency securities with average remaining maturities between four and eighteen months. There securities are classified as available for sale as of June 30, 2014 and are included in the marketable securities, current and marketable securities, non-current line items on the condensed consolidated balance sheet.

Our current projections indicate that sufficient cash and cash flows are and will be available to meet payment needs. However, our mortgage securities cash flows are volatile and uncertain, and the amounts we receive could vary materially from our projections. Further, given the early stage nature of the CorvisaCloud business, it may not contribute to quarterly earnings for some time, as it invests for long-term growth. However, we believe that the proceeds from the StreetLinks sale will be sufficient to offset any reductions in our mortgage securities cash flows, as well as absorb the cash needs necessary to grow the CorvisaCloud business to the point where it is able to generate positive cash flows on a consistent basis. As discussed under the heading “Item 1. Legal Proceedings” of Part II of this report, we are the subject of various legal proceedings, the outcomes of which are uncertain. We may also face demands in the future that are unknown to us today related to our legacy lending and servicing operations. Management believes that its current operations and its available cash are sufficient for the Company to discharge its liabilities and meet its commitments in the normal course of business.

The indentures governing the Senior Notes (the “Indentures”) contain restrictive covenants (the “Negative Covenants”) subject to exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit NCI and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring our shares or equity in our subsidiaries, making payment on our debt securities that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in our subsidiaries or all or substantially all of the assets of our subsidiaries. The Senior Notes accrue interest at a rate of 1.0% until the earlier of (a) the completion of an equity offering by NCI or our subsidiaries that results in proceeds of $40 million or more or (b) January 1, 2016. Thereafter, the Senior Notes will accrue interest at a rate of three-month LIBOR plus 3.5% (the “Full Rate”). Interest on the Senior Notes is paid on a quarterly basis and no principal payments are due until maturity on March 30, 2033. The Negative Covenants remain in effect until both of the following conditions are met: 1) the Senior Notes begin accruing interest at the Full Rate, and 2) the Company satisfies certain financial covenants (the “Financial Covenants”). Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95%. As the Senior Notes were not accruing interest at the Full Rate, the Negative Covenants, as defined above, were still in effect as of June 30, 2014 and December 31, 2013. Compliance with the Financial Covenants is required only when the Company seeks to take action prohibited by the Negative Covenants that has not been approved by the holders of the Senior Notes.

As discussed in Note 3, the Company and the non-controlling members of StreetLinks entered into a purchase and sale agreement with Assurant, pursuant to which Assurant purchased 100% of the outstanding membership units of StreetLinks. The sale of a subsidiary is not prohibited by the Negative Covenants, provided that the sale is at fair market value and the proceeds are reinvested in the Company. As such, the Company was in compliance with all Negative Covenants as of June 30, 2014 and December 31, 2013, and therefore the Company was under no obligation to comply with the Financial Covenants during these periods.

There have been no significant changes to the Company's contractual obligations as presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Overview of Cash Flow for the Six Months Ended June 30, 2014
The following table provides a summary of our operating, investing and financing cash flows as taken from our condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013.

Table 5 – Summary of Operating, Investing and Financing Cash Flows (dollars in thousands)

	For the Six Months Ended June 30,
	2014	2013
Consolidated Statements of Cash Flows:
Cash (used in) provided by operating activities of continuing operations	$(2,521)	$641
Cash flows provided by investing activities of continuing operations	36,081	447
Cash flows (used in) provided by financing activities of continuing operations	(1,202)	2,603

Operating Activities
The decrease in net cash flows provided by operating activities from $0.6 million during the six months ended June 30, 2013 to $2.5 million of net cash flows used in operating activities during the six months ended June 30, 2014 is driven primarily by the operations of CorvisaCloud.

Investing Activities
The increase in the net cash flows provided by investing activities is due primarily to the cash proceeds received from the sale of StreetLinks offset by declines in the cash received from paydowns of notes receivable and purchases of marketable securities.

Financing Activities
The decrease in the net cash flows provided by financing activities when comparing the six months ended June 30, 2014 and 2013 is due to a decrease in cash received from distributions of excess StreetLinks capital, as determined in accordance with the StreetLinks operating agreement. Further contributing to the decrease in cash flows provided by financing activities is the increase in cash payments for capital contributions to discontinued entities.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On June 20, 2011, the National Credit Union Administration Board, as liquidating agent of U.S. Central Federal Credit Union, filed an action against NMFC and numerous other defendants in the United States District Court for the District of Kansas, claiming that the defendants issued or underwrote residential mortgage-backed securities pursuant to allegedly false or misleading registration statements, prospectuses, and/or prospectus supplements. On October 12, 2011, the complaint was served on NMFC. On December 20, 2011, NMFC filed a motion to dismiss the plaintiff's complaint and to strike certain paragraphs of the complaint. On July 25, 2012, the court granted the motion in part and denied the motion in part. The plaintiff was granted leave to amend the complaint. On August 24, 2012, the plaintiff filed an amended complaint making essentially the same claims against NMFC. On October 29, 2012, NMFC filed a motion to dismiss the amended complaint. The defendants had claimed that the case should be dismissed based upon a statute of limitations and sought an appeal of the court's denial of this defense. An interlocutory appeal of this issue was allowed, and oral argument on the appeal occurred May 8, 2013. On August 27, 2013, the Tenth Circuit affirmed the lower court’s denial of defendants’ motion to dismiss the plaintiff’s claims as being time barred; the appellate court held that the Extender Statute, 12 U.S.C. §1787(b)(14) applied to plaintiff’s claims. On September 12, 2013, the lower court denied NMFC’s motion to dismiss the amended complaint against NMFC. On June 16, 2014, the United States Supreme Court granted a motion of NMFC and its co-defendants for certiorari and vacated the earlier ruling of Tenth Circuit remanding the case back to the Tenth Circuit for further consideration in light of the Supreme Court’s decision in CTS Corp. v. Waldburger, 573 U.S. ___ 2014. Additional briefs were filed with the 10th Circuit on July 11, 2014. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that NMFC has meritorious defenses to the case and expects it to defend the case vigorously.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(dollars in thousands, except per share amounts)

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (A)
April 1, 2014 - April 30, 2014	—	—	—	$1,020
May 1, 2014 - May 31, 2014	—	—	—	$1,020
June 1, 2014 - June 30, 2014	—	—	—	$1,020

(A)
A current report on Form 8-K was filed on October 2, 2000 announcing that the Board of Directors authorized the Company to repurchase its common shares, bringing the total authorization to $9 million. The Company has repurchased $8.0 million to date, leaving approximately $1.0 million of shares that may yet be purchased under the plan.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Listing

Exhibit No.	Description of Document
10.1 (1)	Amended and Restated 2004 Incentive Stock Plan (as amended May 29, 2014) *
10.2	Indemnification Agreement by and between Novation Companies, Inc. and Howard M. Amster *
10.3	Indemnification Agreement by and between Novation Companies, Inc. and Barry A. Igdaloff *
10.4
Form of Stock Option Agreement under the Company's Amended and Restated 2004 Incentive Stock Plan (307,166 shares issued on June 20, 2014 to Steve M. Haslam and 1,329,590 shares issued on June 20, 2014 to Matthew Lautz) *

10.5 (2)	First Amendment to the Company's Amended and Restated 2004 Incentive Stock Plan
31.1	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Novation Companies, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the six and three months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the six and three months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Shareholders' Equity for the six months ended June 30, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements.

* Management contract of compensatory plan or arrangement
(1) Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on May 30, 2014 (File No. 001-13533)
(2) Incorporated by reference to Appendix A to Form DEF 14A filed by the Registrant with the SEC on April 25, 2014 (File No. 001-13533)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVATION COMPANIES, INC.

DATE:	August 7, 2014	/s/ W. Lance Anderson
W. Lance Anderson, Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

DATE:	August 7, 2014	/s/ Rodney E. Schwatken
Rodney E. Schwatken, Chief Financial Officer
(Principal Financial Officer)

DATE:	August 7, 2014	/s/ Brett A. Monger
Brett A. Monger, Vice President and Chief Accounting Officer
(Principal Accounting Officer)