Form 10-Q
period 2014-09-30
NOVATION COMPANIES, INC.
filed 2014-11-06
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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
Yes ☐ No ☒

The number of shares of the Registrant's Common Stock outstanding on October 31, 2014 was 91,479,519.

NOVATION COMPANIES, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2014

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; dollars in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$16,495	$5,768
Marketable securities, current	31,014	3,728
Service fee receivable, net of allowance of $72 and $14, respectively	976	424
Other current assets	1,788	1,648
Current assets of discontinued operations	900	11,069
Total current assets	51,173	22,637
Non-Current Assets
Marketable securities, non-current	8,576	—
Property and equipment, net of accumulated depreciation	4,993	3,596
Deferred income tax asset, net	968	1,101
Other assets	1,391	760
Non-current assets of discontinued operations	—	5,948
Total non-current assets	15,928	11,405
Total assets	$67,101	$34,042
Liabilities and Shareholders' Equity (Deficit)
Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$3,815	$2,391
Deferred income tax liability, net	968	1,101
Other current liabilities	573	1,561
Current liabilities of discontinued operations	1,837	8,312
Total current liabilities	7,193	13,365
Non-Current Liabilities
Senior notes	85,518	83,867
Other liabilities	762	3,666
Non-current liabilities of discontinued operations	1,721	1,364
Total non-current liabilities	88,001	88,897
Total liabilities	95,194	102,262

Commitments and contingencies (Note 8)

Shareholders' deficit:
Capital stock, $0.01 par value per share, 120,000,000 shares authorized:
Common stock, 91,479,519 shares issued and outstanding	915	915
Additional paid-in capital	743,893	739,468
Accumulated deficit	(775,617)	(811,742)
Accumulated other comprehensive income	2,716	3,103
Total Novation Companies, Inc. shareholders' deficit	(28,093)	(68,256)
Noncontrolling interests	—	36
Total shareholders' deficit	(28,093)	(68,220)
Total liabilities and shareholders' deficit	$67,101	$34,042

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; dollars in thousands, except share and per share amounts)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2014	2013	2014	2013
Income and Revenues:
Service fee income	$4,066	$731	$1,679	$452
Interest income – mortgage securities	5,382	3,767	1,986	1,362
Total	9,448	4,498	3,665	1,814

Costs and Expenses:
Cost of services	4,276	754	2,141	302
Selling, general and administrative expense	16,811	14,547	5,848	4,856
Total	21,087	15,301	7,989	5,158

Other income (expense)	102	912	36	(418)
Interest expense	(2,358)	(2,390)	(764)	(807)

Loss from continuing operations before income taxes	(13,895)	(12,281)	(5,052)	(4,569)
Income tax (benefit) expense, continuing operations	(8,606)	27,289	(1,376)	(377)
Net loss from continuing operations	(5,289)	(39,570)	(3,676)	(4,192)
Income (loss) from discontinued operations, net of income taxes	41,414	11,379	(1,206)	1,915
Net income (loss)	36,125	(28,191)	(4,882)	(2,277)
Less: Net loss attributable to noncontrolling interests	—	(165)	—	(88)
Net income (loss) attributable to Novation	$36,125	$(28,026)	$(4,882)	$(2,189)
Earnings Per Share attributable to Novation:
Basic	$0.40	$(0.31)	$(0.05)	$(0.02)
Diluted	$0.40	$(0.31)	$(0.05)	$(0.02)
Weighted average basic shares outstanding	90,895,504	90,745,504	90,951,716	90,801,716
Weighted average diluted shares outstanding	90,895,504	90,745,504	90,951,716	90,801,716

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; dollars in thousands)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$36,125	$(28,191)	$(4,882)	$(2,277)
Other comprehensive income (loss):
Change in unrealized gain on marketable securities – available-for-sale (Note 9)	(387)	(415)	(211)	58
Total comprehensive income (loss)	35,738	(28,606)	(5,093)	(2,219)
Comprehensive loss attributable to noncontrolling interests:
Less: Net loss attributable to noncontrolling interests	—	(165)	—	(88)
Total comprehensive income (loss) attributable to Novation	$35,738	$(28,441)	$(5,093)	$(2,131)

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited; dollars in thousands)

	Total Novation Shareholders’ Equity (Deficit)
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2013	$915	$739,468	$(811,742)	$3,103	$36	$(68,220)
Compensation recognized under stock compensation plans	—	611	—	—	—	611
Distributions to noncontrolling interests	—	—	—	—	(5)	(5)
Exchange of membership interests for forgiveness of note payable	—	3,814	—	—	107	3,921
Deconsolidation of subsidiary	—	—	—	—	(138)	(138)
Net income	—	—	36,125	—	—	36,125
Other comprehensive loss	—	—	—	(387)	—	(387)
Balance, September 30, 2014	$915	$743,893	$(775,617)	$2,716	$—	$(28,093)

	Total Novation Shareholders’ Equity (Deficit)
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2012	$915	$740,171	$(744,213)	$3,301	$(2,198)	$(2,024)
Compensation recognized under stock compensation plans	—	363	—	—	—	363
Contributions from noncontrolling interests	—	—	—	—	158	158
Distributions to noncontrolling interests	—	—	—	—	(651)	(651)
Acquisition of noncontrolling interests	—	(1,863)	—	—	1,863	—
Adjustment to estimated accrued offering costs	—	1,770	—	—	—	1,770
Net loss	—	—	(28,026)	—	(165)	(28,191)
Other comprehensive loss	—	—	—	(415)	—	(415)
Balance, September 30, 2013	$915	$740,441	$(772,239)	$2,886	$(993)	$(28,990)

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; dollars in thousands)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$36,125	$(28,191)
Net income from discontinued operations	41,414	11,379
Net loss from continuing operations	(5,289)	(39,570)

Adjustments to reconcile net income to net cash (used in ) provided by operating activities:
Accretion of mortgage securities	(478)	(580)
Provision for (recovery of) bad debt, net	76	(1,051)
Amortization of deferred debt issuance costs and senior debentures discount	1,651	1,592
Fair value adjustments	—	(150)
Loss on disposal of fixed assets	15	443
Compensation recognized under stock compensation plans	611	363
Depreciation expense	1,130	677
Deferred taxes	(8,605)	27,600
Eliminations of intercompany activity	3,057	6,909
Changes in:
Due from discontinued operations	5,703	(885)
Service fee receivable	(628)	(144)
Other current assets and liabilities, net	(180)	219
Other noncurrent assets and liabilities, net	(32)	(441)
Deferred revenue	(3)	17
Accounts payable and accrued expenses	(328)	451
Net cash used in operating activities of continuing operations	(3,300)	(4,550)
Net cash (used in) provided by operating activities of discontinued operations	(5,005)	7,420
Net cash (used in) provided by operating activities	(8,305)	2,870

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	3,484	552
Proceeds from paydowns of notes receivable	—	1,721
Issuance of notes receivable	—	(258)
Proceeds from sale of subsidiary	54,748	—
Purchases of available-for-sale securities	(39,256)	—
Purchase of cost method investment	(600)	—
Purchases of property and equipment	(2,411)	(1,938)
Net cash provided by investing activities of continuing operations	15,965	77
Net cash provided by (used in) investing activities of discontinued operations	455	(355)
Net cash provided by (used in) investing activities	16,420	(278)

Cash flows from financing activities:
Cash payments for contributions of capital to discontinued operations	(2,510)	(992)
Cash receipts from distributions of earnings from discontinued operations	774	6,864
Principal payments under capital leases	(202)	(159)
Paydowns of note payable to related party	—	(750)
Net cash (used in) provided by financing activities of continuing operations	(1,938)	4,963
Net cash provided by (used in) financing activities of discontinued operations	1,659	(6,475)
Net cash used in financing activities	(279)	(1,512)
	Continued

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; dollars in thousands)

	For the Nine Months Ended September 30,
	2014	2013

Net increase in cash and cash equivalents of continuing operations	$10,727	$490
Cash and cash equivalents, beginning of period	5,768	8,813
Cash and cash equivalents, end of period	$16,495	$9,303

Net (decrease) increase in cash and cash equivalents of discontinued operations	$(2,891)	$590
Cash and cash equivalents, beginning of period	3,499	7,549
Cash and cash equivalents, end of period	$608	$8,139

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(unaudited; dollars in thousands)

	For the Nine Months Ended September 30,
	2014	2013
Cash paid for interest	$776	$813
Cash received from income taxes, net	39	21
Cash received on mortgage securities – available-for-sale with no cost basis	4,813	3,187
Non-cash investing and financing activities:
Exchange of membership interests for forgiveness of note payable	3,921	—
Acquisition of noncontrolling interest for extinguishment of intercompany debt	—	1,863
Adjustment to estimated accrued offering costs	—	1,770
Assets acquired under capital lease	167	314

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the period ended September 30, 2014 (Unaudited)

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

On August 18, 2014, the Company announced that it would be conducting an orderly winding-down of the remaining business and operations of Advent Financial Services LLC (“Advent”) a financial settlement services provider for professional tax preparers nationwide. As discussed in Note 3, the operations of Advent have been classified as discontinued operations for all periods presented.

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

Note 2. New Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Updated ("ASU") 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” This ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company does not expect this guidance to have a significant impact on the Company’s financial statements.

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

Note 3. Divestitures

Advent Financial Services, LLC (Financial Intermediary Segment)

On August 18, 2014, Advent sold certain intellectual property, software, and customer data to Santa Barbara Tax Products Group, LLC, for cash consideration of $1.0 million paid at closing. The transaction resulted in a gain of approximately $0.8 million, which is included in net income from discontinued operations on the condensed consolidated statement of operations.

Also on August 18, 2014, the Company announced that it was conducting an orderly winding-down of Advent’s remaining business and operations. As the run-off operations were substantially complete as of September 30, 2014, and as the Company will not have any significant continuing involvement in Advent, the operations of Advent have been classified as discontinued operations for all periods presented.

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

Results of Discontinued Operations

For the nine and three months ended September 30, 2014, net income from discontinued operations consists of the net operating income and losses of the disposed entities and any necessary eliminations through the date of sale or disposal, the gain on the sale of StreetLinks and any transaction-related expenses, income tax expense, and the gain on the sale of Advent intellectual property. For the nine and three months ended September 30, 2013, net income (loss) from discontinued operations consists solely of the net operating income and losses of the disposed entities and any necessary eliminations.

The results of the Company's discontinued operations are summarized below:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2014	2013	2014	2013
Service fee income	$37,840	$125,332	$493	$32,555

Income (loss) from discontinued operations before income taxes	$50,057	$11,379	$(390)	$1,915
Income tax expense	8,643	—	816	—
Income (loss) from discontinued operations, net of income taxes	$41,414	$11,379	$(1,206)	$1,915

The assets and liabilities of discontinued operations as of September 30, 2014 relate entirely to Advent. As of September 30, 2014, the current liabilities of discontinued operations were comprised primarily of accruals for rebate and incentive programs, unclaimed funds, and electronic return originator (ERO) fees held for various violations of Advent's compliance program. The Company anticipates that the majority of the accruals for rebates and incentives will be settled within the next twelve months, while unclaimed funds will be escheated to the applicable state in accordance with unclaimed property laws. Obligations relating to ERO fees that have been held will be resolved when claims are received or when the statute of limitations for the related contractual obligation expires.

Noncurrent liabilities of discontinued operations consist entirely of ERO fees held for various violations of Advent's compliance program. The classification of ERO fees held as current versus noncurrent is dependent on the nature of the compliance violation and the tax year during which the violation occurred.

The major classes of assets and liabilities of discontinued operations as of September 30, 2014 and December 31, 2013 are detailed below.

	September 30, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$608	$3,499
Service fee receivable, net	—	4,850
Other current assets	292	2,720
Total current assets	900	11,069
Non-Current Assets
Property and equipment, net of accumulated depreciation	—	1,329
Goodwill	—	3,170
Other assets	—	1,449
Total non-current assets	—	5,948
Total assets	$900	$17,017

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$1,837	$7,468
Other current liabilities	—	844
Total current liabilities (A)	1,837	8,312
Non-Current Liabilities
Other liabilities	1,721	1,364
Total non-current liabilities	1,721	1,364
Total liabilities (A)	$3,558	$9,676

(A)
Excludes amounts due to Novation of approximately $0.7 million and $6.4 million as of September 30, 2014 and December 31, 2013, respectively. These amounts are eliminated upon consolidation and, therefore, are not included in the consolidated balance sheets for any periods presented.

Note 4. Marketable Securities

The following table presents certain information on the Company's portfolio of available-for-sale securities as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	As of September 30, 2014
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities, current
Corporate notes and bonds	$22,239	$—	$(12)	$22,227
Agency securities	3,130	—	—	3,130
Commercial paper	1,997	—	(1)	1,996
Certificates of deposit	200	—	—	200
Mortgage securities	709	2,752	—	3,461
Total	$28,275	$2,752	$(13)	$31,014

Marketable securities, non-current
Corporate notes and bonds	$8,598	$—	$(22)	$8,576

	As of December 31, 2013
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities, current
Mortgage securities	$625	$3,103	$—	$3,728

Prior to 2008, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. As a result of those activities, we acquired mortgage securities that continue to be a source of our earnings and cash flow. As of September 30, 2014 and December 31, 2013, these mortgage securities consisted entirely of the Company's investment in the residual securities issued by securitization trusts sponsored by the Company. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds.

There were no other-than-temporary impairments relating to available-for-sale securities for the nine and three months ended September 30, 2014 and 2013. The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at September 30, 2014 were approximately five months and eighteen months, respectively. Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments. See Note 9 to the condensed consolidated financial statements for details on the Company's fair value methodology.

Variable Interest Entities

The following table relates to the securitizations where the Company retained an interest in the assets issued by the securitization trust, a variable interest entity or VIE (dollars in thousands):

	Size/Principal Outstanding (A)	Assets on Balance Sheet (B)	Liabilities on Balance Sheet	Maximum Exposure to Loss(C)	Year to Date Loss on Sale	Year to Date Cash Flows (D)
September 30, 2014	$4,179,355	$3,461	$—	$3,461	$—	$5,298
December 31, 2013	4,811,987	3,728	—	3,728	—	3,739

(A)	Size/principal outstanding reflects the estimated principal of the underlying assets held by the VIE.

(B)	Assets on balance sheet are securities issued by the entity and are recorded in the mortgage securities line item on the condensed consolidated balance sheets.

(C)	The maximum exposure to loss includes the assets held by the Company and assumes a total loss on the referenced assets held by the VIE.

(D)	Year to date cash flows are for the nine months ended September 30, 2014 and 2013, respectively.

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

Maintenance and repairs are charged to expense. Major renewals and improvements are capitalized. Gains and losses on dispositions are credited or charged to earnings as incurred. Depreciation and amortization expense relating to property and equipment was $1.1 million and $0.4 million for the nine and three months ended September 30, 2014, respectively and $0.7 million and $0.3 million for the nine and three months ended September 30, 2013, respectively.

The following table shows the Company's property and equipment, net as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014	December 31, 2013
Furniture, fixtures and office equipment	$755	$509
Hardware and computer equipment	3,123	2,382
Software	3,570	2,309
Leasehold improvements	894	727
Total Cost	8,342	5,927
Less: Accumulated depreciation and amortization	(3,349)	(2,331)
Property and equipment, net	$4,993	$3,596

The hardware and computer equipment amount above includes gross assets under capital leases of $0.9 million and $0.7 million as of September 30, 2014 and December 31, 2013, respectively. Accumulated depreciation and amortization relating to these assets totaled approximately $0.4 million and $0.3 million as of September 30, 2014 and December 31, 2013, respectively.

Note 7. Borrowings

Senior Notes – The Company has outstanding unsecured senior notes pursuant to three indentures (collectively, the “Senior Notes”) with an aggregate principal balance of $85.9 million. The Senior Notes were created through an exchange of the Company's previously outstanding junior subordinated notes that occurred prior to 2012. This exchange was considered a modification of a debt instrument for accounting purposes, therefore the Company uses the effective interest method to accrete from the existing balances of $85.5 million and $83.9 million as of September 30, 2014 and December 31, 2013, respectively to the aggregate principal balance of $85.9 million.

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

The indentures governing the Senior Notes (the “Indentures”) contain certain restrictive covenants (the “Negative Covenants”) subject to certain exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit the Company and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring shares of the Company or its subsidiaries, making payment on debt securities of the Company that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in its subsidiaries or all or substantially all of the assets of its subsidiaries. The Negative Covenants remain in effect until both of the following conditions are met: 1) the Senior Notes begin accruing interest at the Full Rate, and 2) the Company satisfies certain financial covenants (the “Financial Covenants”). Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95%. As the Senior Notes were not accruing interest at the Full Rate, the Negative Covenants, as defined above, were still in effect as of September 30, 2014 and December 31, 2013. Compliance with the Financial Covenants is required only when the Company seeks to take action prohibited by the Negative Covenants that has not been approved by the holders of the Senior Notes.

As discussed in Note 3, the Company and the non-controlling members of StreetLinks entered into a purchase and sale agreement with Assurant, pursuant to which Assurant purchased 100% of the outstanding membership units of StreetLinks. The sale of a subsidiary is not prohibited by the Negative Covenants provided that the sale is at fair market value and the proceeds are reinvested in the Company. As such, the Company was in compliance with all Negative Covenants as of September 30, 2014 and December 31, 2013, and therefore the Company was under no obligation to comply with the Financial Covenants during these periods.

Note Payable to Related Party – As detailed in Note 5, on April 16, 2014, the Company and Mr. Haslam agreed to terminate the Unit Purchase Agreement. In full satisfaction of the Company's outstanding obligation under the Unit Purchase Agreement, the Company transferred back to Mr. Haslam 1,218 StreetLinks membership units, which represents the portion of the membership units attributable to the $3.9 million in unpaid installment payments and $0.2 million in interest remaining under the Unit Purchase Agreement.

As of December 31, 2013, current maturities of the note payable to Mr. Haslam under the Unit Purchase Agreement of approximately $1.3 million and noncurrent maturities of $2.6 million are included in the other current liabilities and other liabilities line items, respectively, in the Company's condensed consolidated balance sheets.

Capital Leases – The Company leases hardware and computer equipment under capital leases. These capital leases are payable in 36 monthly installments and mature between July 2015 and July 2017. Current maturities of obligations under capital leases were approximately $0.3 million and $0.2 million as of September 30, 2014 and December 31, 2013, respectively. Noncurrent maturities of obligations under capital leases were approximately $0.2 million as of both September 30, 2014 and December 31, 2013, respectively. Due to the immaterial nature of these obligations with regard to the Company's financial statements as a whole, current maturities and noncurrent maturities of capital leases are included in the other current liabilities and other liabilities line items, respectively, in the Company's condensed consolidated balance sheets.

Note 8. Commitments and Contingencies

Commitments – In September 2014, Steve Haslam, Senior Vice President and Chief Operating Officer of the Company announced that, in lieu of accepting a new role with the Company and relocating, he was retiring from the Company effective October 1, 2014. Pursuant to the terms of his Employment Agreement dated March 8, 2012, Mr. Haslam elected to terminate his employment for “Good Reason” in connection with the new position and relocation offered to him. In addition to accrued but unpaid salary and other benefits, Mr. Haslam will be paid $0.4 million severance over the next twelve months. The full amount of Mr. Haslam's severance was charged to income from continuing operations during the three months ended September 30, 2014 in accordance with the relevant accounting guidance. The corresponding accrual is included in accounts payable and accrued expenses and will be reduced as payments are made to Mr. Haslam.

In conjunction with its minority investment in ManyWho, Inc. ("ManyWho") during the second quarter of 2014, CorvisaCloud entered into an Original Equipment Manufacturer ("OEM") agreement with ManyWho, which provides CorvisaCloud with a non-exclusive license to integrate ManyWho's workflow technology into existing and forthcoming CorvisaCloud service offerings. In exchange for this non-exclusive license, the OEM agreement provides for a usage-based royalty as well as certain guaranteed minimum annual royalty and professional services fees. The annual minimums due under the agreement are set forth in the table below.

Minimum Royalties
2015	$500
2016	500
2017	750
$1,750

As of September 30, 2014, the Company has accrued approximately $0.1 million under the OEM agreement. This accrual is included in accounts payable and accrued expenses, with the corresponding expense included in cost of services for the nine and three months ended September 30, 2014.

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

On June 20, 2011, the National Credit Union Administration Board, as liquidating agent of U.S. Central Federal Credit Union, filed an action against NMFC and numerous other defendants in the United States District Court for the District of Kansas, claiming that the defendants issued or underwrote residential mortgage-backed securities pursuant to allegedly false or misleading registration statements, prospectuses, and/or prospectus supplements. On August 24, 2012, the plaintiff filed an amended complaint making essentially the same claims against NMFC. NMFC filed a motion to dismiss the amended complaint which was denied on September 12, 2013. The defendants had claimed that the case should be dismissed based upon a statute of limitations and sought an appeal of the court's denial of this defense. An interlocutory appeal of this issue was allowed, and on August 27, 2013, the Tenth Circuit affirmed the lower court’s denial of defendants’ motion to dismiss the plaintiff’s claims as being time barred; the appellate court held that the Extender Statute, 12 U.S.C. §1787(b)(14) applied to plaintiff’s claims. On June 16, 2014, the United States Supreme Court granted a petition of NMFC and its co-defendants for certiorari, vacated the ruling of the Tenth Circuit, and remanded the case back to that court for further consideration in light of the Supreme Court’s decision in CTS Corp. v. Waldburger, 573 U.S. ___ (2014). On August 19, 2014, the Tenth Circuit reaffirmed its prior decision, and on October 2, 2014 the defendants filed a petition for writ of certiorari with the Supreme Court. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that NMFC has meritorious defenses to the case and expects it to defend the case vigorously.

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

The following tables present for each of the fair value hierarchy levels, the Company's assets which are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	3,289	$3,289	$—	$—
Money market funds	13,206	13,206	—	—
Marketable securities, current:
Certificates of deposit	200	200	—	—
Corporate notes and bonds	22,227	—	22,227	—
Agency securities	3,130	—	3,130	—
Commercial paper	1,996	—	1,996	—
Mortgage securities	3,461	—	—	3,461
Marketable securities, non-current:
Corporate notes and bonds	8,576	—	8,576	—
Total	$56,085	$16,695	$35,929	$3,461

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage securities	$3,728	$—	$—	$3,728

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

To the extent observable inputs are not available, as is the case with the Company's mortgage securities, the Company estimates fair value using present value techniques and generally does not have the option to choose other valuation methods for these securities. The methods and processes used to estimate the fair value of the Company's mortgage securities are discussed further below. There have been no significant changes to the Company's financial statements as a result from changes to the Company's valuation techniques during the nine months ended September 30, 2014.

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

The following table presents certain quantitative information about the significant unobservable inputs used in the fair value measurement for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Description	Valuation Techniques	Significant Unobservable Inputs	Range
Assets:
Mortgage securities – available-for-sale	Present value analysis	Prepayment rates	5.4% – 12.0%
		Weighted average life (years)	2.0 – 2.0

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

The following table provides a reconciliation of the beginning and ending balances for the Company's mortgage securities – available-for-sale, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine and three months ended September 30, 2014 and 2013 (dollars in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2014	2013	2014	2013
Balance, beginning of period	$3,728	$3,906	$3,552	$3,402
Increases (decreases) to mortgage securities – available-for-sale:
Accretion of income (A)	568	580	183	207
Proceeds from paydowns of securities (A)	(484)	(552)	(99)	(148)
Mark-to-market value adjustment	(351)	(415)	(175)	58
Net (decrease) increase to mortgage securities – available-for-sale	(267)	(387)	(91)	117
Balance, end of period	$3,461	$3,519	$3,461	$3,519

(A)
Cash received on mortgage securities with no cost basis was $4.8 million and $1.8 million for the nine and three months ended September 30, 2014, respectively and $3.2 million and $1.2 million for the nine and three months ended September 30, 2013, respectively.

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

The estimated fair values of the Company's financial instruments are as follows as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	As of September 30, 2014		As of December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Restricted cash	$597	$428	$597	$369
Marketable securities	39,590	39,590	3,728	3,728
Financial liabilities:
Senior notes	$85,518	$15,017	$83,867	$13,119
Note payable to related party	—	—	3,863	2,880

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

Restricted cash – The fair value of restricted cash was estimated by discounting estimated future release of the cash from restriction. Restricted cash is included in the other assets line item in the Company's condensed consolidated balance sheets.

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

Note 10. Income Taxes

For the nine and three months ended September 30, 2014 the Company recorded an income tax benefit from continuing operations of approximately $8.6 million and $1.4 million, respectively. The majority of income tax benefit for the current year relates to operating losses from continuing operations and the utilization of a portion of the Company's deferred tax assets to offset the income tax expense from discontinued operations. For the nine and three months ended September 30, 2014 income tax expense from discontinued operations totaled approximately $8.6 million and $0.8 million, respectively, arising primarily from the gain on the sale of StreetLinks. The net income tax expense for the nine months ended September 30, 2014 was not material. The net income tax benefit of approximately $0.6 million for the three months ended September 30, 2014 relates primarily to a reduction of unrecognized tax benefits of approximately $0.5 million during the quarter due to the lapse of the statute of limitations. During the nine months ended September 30, 2013 the Company recorded an income tax expense of approximately $27.3 million, which represented a discrete event attributable to adjustment of the valuation allowance against the Company's deferred tax assets during the second quarter of 2013.

During 2013, the Company determined that it was no longer more likely than not that it will recognize a portion of its deferred tax assets. Therefore, as of both September 30, 2014 and December 31, 2013, the Company maintained a full valuation allowance against its deferred tax assets of $268.6 million and $283.0 million, respectively. The Company's determination of the extent to which its deferred tax assets will be realized requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods.

As of September 30, 2014 and December 31, 2013, the total gross amount of unrecognized tax benefits was $0.6 million and $0.7 million, respectively. These amounts also represent the total amount of unrecognized tax benefits that would impact the effective tax rate in the respective periods. The Company anticipates an additional reduction of the unrecognized tax benefits in the amount of $0.2 million due to the lapse of statute of limitations in the next twelve months.

Note 11. Segment Reporting

As a result of the divestiture activity during the nine months ended September 30, 2014, the Company now reviews, manages and operates its business in only two segments: Corporate and Cloud SaaS. In addition to now only operating as two segments, beginning in June of 2014 and continuing into the third quarter of 2014, the Corporate segment transferred the majority of the employees and assets of its Corvisa Services subsidiary, which formerly provided IT, marketing, and HR services to the Company's portfolio of operating subsidiaries, to the Cloud SaaS segment.

Corporate operating results include mortgage securities retained from securitizations, corporate general and administrative expenses, and, for 2013 only, the operating results of CorvisaCloud, as these results were not significant during the nine and three months ended September 30, 2013. The Cloud SaaS segment represents service fee income and related expenses from the Company's wholly-owned subsidiary, CorvisaCloud. Management evaluates segment performance based on income before income taxes, which is prior to the allocation of losses attributable to the noncontrolling interests.

The following is a summary of the operating results of the Company's segments for the nine months ended September 30, 2014 and 2013 and a summary of their financial positions as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	Corporate	Cloud SaaS	Eliminations	Discontinued Operations (C)	Total
For the Nine Months Ended September 30, 2014
Service fee income	$6,385	$2,231	$(4,550)	$—	$4,066
Interest income	5,393	—	(11)	—	5,382
Interest expense	2,359	8	(9)	—	2,358
Depreciation and amortization expense (A)	727	403	—	—	1,130
Loss from continuing operations before income taxes	(2,737)	(8,101)	(3,057)	—	(13,895)
Additions to long-lived assets (B)	413	2,652	(487)	—	2,578

As of September 30, 2014
Total assets	$60,155	$9,949	$(3,903)	$900	$67,101

(A)
Amounts related to continuing operations are included in the cost of services and selling, general and administrative expense line items on the condensed consolidated statements of operations, while amounts related to discontinued operations are included in the (loss) income from discontinued operations, net of income taxes.

(B)	Amount includes assets acquired under capital leases. Eliminations relate to intercompany transfers of fixed assets.

(C)	See Note 3 for additional information regarding the financial position and operating results of discontinued operations.

	Corporate	Eliminations	Discontinued Operations (C)	Total
For the Nine Months Ended September 30, 2013
Service fee income	$7,196	$(6,465)	$—	$731
Interest income	4,094	(327)	—	3,767
Interest expense	2,393	(3)	—	2,390
Depreciation and amortization expense (A)	677	—	—	677
Loss from continuing operations before income taxes	(5,372)	(6,909)	—	(12,281)
Additions to long-lived assets	2,252	—	—	2,252

As of December 31, 2013
Total assets (B)(D)	$25,535	$(8,510)	$17,017	$34,042

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

The intersegment service fee income for the nine and three months ended September 30, 2014 includes fees charged by the Corporate segment to the Appraisal Management, Financial Intermediary, and Cloud SaaS segments for operational support provided by the Corporate segment's employees. The intersegment interest income and interest expense consists of interest charged by the Corporate segment to the Appraisal Management, Financial Intermediary, and Cloud SaaS segments for borrowings. For the nine months ended September 30, 2013, the intersegment service fee income and interest amounts also include fees charged to the Logistics segment.

The following is a summary of the operating results of the Company's segments for the three months ended September 30, 2014 and 2013 (dollars in thousands):

	Corporate	Cloud SaaS	Eliminations	Total
For the Three Months Ended September 30, 2014
Service fee income	$1,196	$705	$(222)	$1,679
Interest income	1,986	—	—	1,986
Interest expense	765	(1)	—	764
Depreciation and amortization expense (A)	209	196	—	405
Loss from continuing operations before income taxes	(478)	(4,457)	(117)	(5,052)
Additions to long-lived assets (B)	110	1,939	—	2,049

(A)
Amounts related to continuing operations are included in the cost of services and selling, general and administrative expense line items on the condensed consolidated statements of operations, while amounts related to discontinued operations are included in the (loss) income from discontinued operations, net of income taxes.

(B)	Amount includes assets acquired under capital leases.

	Corporate	Eliminations	Total
For the Three Months Ended September 30, 2013
Service fee income	$2,744	$(2,292)	$452
Interest income	1,369	(7)	1,362
Interest expense	810	(3)	807
Depreciation and amortization expense (A)	264	—	264
Loss from continuing operations before income taxes	(2,216)	(2,353)	(4,569)
Additions to long-lived assets (B)	675	—	675

(A)
Amounts related to continuing operations are included in the cost of services and selling, general and administrative expense line items on the condensed consolidated statements of operations, while amounts related to discontinued operations are included in the (loss) income from discontinued operations, net of income taxes.

(B)	Amount includes assets acquired under capital leases.

Note 12. Earnings per Share

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options and nonvested shares. The computations of basic and diluted earnings per share for the nine and three months ended September 30, 2014 and 2013 (dollars in thousands, except share and per share amounts) are as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss from continuing operations	$(5,289)	$(39,570)	$(3,676)	$(4,192)
Net income (loss) from discontinued operations	41,414	11,379	(1,206)	1,915
Net income (loss)	36,125	(28,191)	(4,882)	(2,277)
Less net loss attributable to noncontrolling interests	—	(165)	—	(88)
Net income (loss) available to common shareholders	$36,125	$(28,026)	$(4,882)	$(2,189)

Denominator:
Weighted average common shares outstanding – basic	90,895,504	90,745,504	90,951,716	90,801,716

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	90,895,504	90,745,504	90,951,716	90,801,716
Stock options	—	—	—	—
Nonvested shares	—	—	—	—
Weighted average common shares outstanding – dilutive	90,895,504	90,745,504	90,951,716	90,801,716

Basic earnings per share:
Net loss from continuing operations	$(0.06)	$(0.44)	$(0.04)	$(0.05)
Net income (loss) from discontinued operations	0.46	0.13	(0.01)	0.02
Net income (loss)	0.40	(0.31)	(0.05)	(0.03)
Less net loss attributable to noncontrolling interests	—	—	—	(0.01)
Net income (loss) available to common shareholders	$0.40	$(0.31)	$(0.05)	$(0.02)

Diluted earnings per share:
Net loss from continuing operations	$(0.06)	$(0.44)	$(0.04)	$(0.05)
Net income (loss) from discontinued operations	0.46	0.13	(0.01)	0.02
Net income (loss)	0.40	(0.31)	(0.05)	(0.03)
Less net loss attributable to noncontrolling interests	—	—	—	(0.01)
Net income (loss) available to common shareholders	$0.40	$(0.31)	$(0.05)	$(0.02)

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

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2014	2013	2014	2013
Number of stock options	9,622	8,435	11,486	8,578
Weighted average exercise price of stock options	$0.66	$0.69	$0.64	$0.68

During the nine months ended September 30, 2014, the Company granted 3.3 million options to purchase shares of Common Stock at a weighted average exercise price of $0.51. Approximately 0.3 million options were granted during the three months ended September 30, 2014 at a weighted average exercise price of $0.51. The weighted average impact of 1.1 million and 3.0 million options granted during the current year are included in the table above for the nine and three months ended September 30, 2014, respectively.

During the nine months ended September 30, 2013, the Company granted 0.6 million options to purchase shares of Common Stock at a weighted average exercise price of $0.53. The weighted average impact of 0.4 million and 0.6 million are included in the table above for the nine and three months ended September 30, 2013, respectively. There were no options granted during the three months ended September 30, 2013.

The Company had approximately 0.5 million and 0.6 million nonvested shares outstanding as of September 30, 2014 and September 30, 2013, respectively, which have original cliff vesting schedules ranging between five and ten years. Of these, the weighted average impact of approximately 0.6 million and 0.5 million nonvested shares for the nine and three months ended September 30, 2014, respectively and 0.7 million nonvested shares for both the nine and three months ended September 30, 2013 were not included in the calculation of earnings per share because they were anti-dilutive.

Note 13. Shareholders’ Deficit

As detailed in Note 7, on April 16, 2014, the Company and Mr. Haslam agreed to terminate the Unit Purchase Agreement. In full satisfaction of the Company's outstanding obligation under the Unit Purchase Agreement, the Company transferred back to Mr. Haslam 1,218 StreetLinks membership units, which represents the portion of the membership units attributable to the $3.9 million in unpaid installment payments and $0.2 million in interest remaining under the Unit Purchase Agreement. In accordance with the relevant accounting guidance, the termination of the Unit Purchase Agreement and simultaneous transfer of ownership interests was treated as an equity transaction, increasing additional paid in capital and StreetLinks' noncontrolling interest by approximately $3.8 million and $0.1 million, respectively, with no corresponding gain or loss recognized in the condensed consolidated statement of operations.

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

During the second quarter of 2013, the Company foreclosed on the membership interests of the noncontrolling members in full satisfaction of Advent's outstanding intercompany debt obligations. In accordance with the relevant accounting guidance, this debt extinguishment was treated as an equity transaction, reducing Advent's noncontrolling interest deficit by approximately $1.9 million. See Note 5 for additional information regarding this acquisition.

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

•
Consolidated Results of Operations – an analysis of our results of operations for the nine months ended September 30, 2014 and 2013 as presented in our unaudited Condensed Consolidated Financial Statements.

•
Segment Results of Operations – an analysis of our results of operations for the nine months ended September 30, 2014 and 2013 as presented in our unaudited Condensed Consolidated Financial Statements for our reporting segments.

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

On August 18, 2014, the Company announced that it would be conducting an orderly winding-down of the remaining business and operations of Advent Financial Services LLC (“Advent”) a financial settlement services provider for professional tax preparers nationwide. As discussed in Note 3, the operations of Advent have been classified as discontinued operations for all periods presented.

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

CorvisaCloud derives its revenue from software subscription fees for its product and certain usage-based fees, such as customers' usage of telecommunications minutes. CorvisaCloud also derives revenue from professional service fees charged for enhanced implementation requirements of its contact center solution as well as CRM implementation services.

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

On April 23, 2014, the Company announced that it would be devoting up to $30 million of the proceeds from the StreetLinks sale to CorvisaCloud. The additional capital will be used to expand CorvisaCloud's sales, marketing and operational development efforts and, potentially, fund potential acquisitions. The funds will also be used to accelerate product development and customer acquisition of CorvisaCloud's CorvisaOne™ contact center software products and platform. As of September 30, 2014, the Company contributed approximately $12.3 million of the allotted $30 million to CorvisaCloud.

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

Table 1 – Summary of Financial Highlights and Key Performance Metrics (dollars in thousands; except per share amounts)

	For the Nine Months Ended September 30,
	2014	2013
Net income (loss) available to common shareholders per diluted share	$0.40	$(0.31)

	As of
	September 30, 2014	December 31, 2013
Unrestricted cash and cash equivalents	$16,495	$5,768

Significant Recent Events
On August 18, 2014, Advent sold certain intellectual property, software, and customer data to Santa Barbara Tax Products Group, LLC, for cash consideration of $1.0 million paid at closing. The transaction resulted in a gain of approximately $0.8 million, which is included in the net income from discontinued operations line on the condensed consolidated statement of operations.

Also on August 18, 2014, the Company announced that it was conducting an orderly winding-down of Advent’s remaining business and operations. As the run-off operations were substantially complete as of September 30, 2014, and as the Company will not have any significant continuing involvement in Advent, the operations of Advent have been classified as discontinued operations for all periods presented.

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

Impact of Recently Issued Accounting Pronouncements
In August 2014, the FASB issued Accounting Standards Updated ("ASU") 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” This ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company does not expect this guidance to have a significant impact on the Company’s financial statements.

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

Consolidated Results of Operations
Service Fee Income and Cost of Services
On a consolidated basis, service fee income increased to $4.1 million for the nine months ended September 30, 2014 from $0.7 million for the nine months ended September 30, 2013. For the three months ended September 30, 2014 service fee income increased to $1.7 million from $0.5 million for the prior year period. The increase in all periods is driven primarily by the growth of CorvisaCloud and its customer base. In addition, service fee income for the nine and three months ended September 30, 2014 includes approximately $2.1 million and $1.1 million, respectively, of professional service fees earned by the ongoing entity under the transition services agreement with Assurant. Cost of services for nine and three months ended September 30, 2014 includes approximately $1.3 million and $0.7 million, respectively, of salaries and related expenses incurred to provide these transition services.

Interest Income – Mortgage Securities
Interest income on the marketable securities we own increased to approximately $5.4 million during the nine months ended September 30, 2014 compared to $3.8 million during the nine months ended September 30, 2013. During the three months ended September 30, 2014, interest income on marketable securities totaled $2.0 million compared to $1.4 million during the same period in 2013. The increase in all periods was attributable to our mortgage securities and was due primarily to lower than anticipated losses on the underlying loan collateral, which led certain securities to begin cash-flowing during the current year period after extended periods of inactivity. Management does not expect this trend to continue on a long-term basis. Instead, the Company expects interest income and cash flow from these securities to decline as the principal on the underlying loan collateral is paid or written down or off.

Selling, General and Administrative
On a consolidated basis, selling, general and administrative expenses increased to $16.8 million for the nine months ended September 30, 2014 from $14.5 million for the nine months ended September 30, 2013. For the quarter, selling, general and administrative expenses increased to $5.8 million from $4.9 million for prior year period. The increase in all periods was driven largely by the operations of the Company's Cloud SaaS segment, which saw increases in headcount, marketing and promotional activities, professional services, and IT support costs as this segment continues to focus on growing its existing customer base and enhancing its product offerings and features. As discussed in Note 8, for the nine and three months ended September 30, 2014, selling, general and administrative expenses also include $0.4 million of severance expense related to Mr. Haslam's termination.

Other Income (Expense)
Other income was not material during the nine and three months ended September 30, 2014. During the nine months ended September 30, 2013, other income totaled approximately $0.9 million, which was primarily attributable to the recovery of credit losses related to a note receivable. Other expense of $0.4 million for three months ended September 30, 2013 is comprised primarily of the abandonment of certain internal-use software associated with an earlier instance of the CorvisaCloud product.

Interest Expense
Interest expense was materially consistent period over period, with the Company incurring approximately $2.4 million during the nine months ended September 30, 2014 and 2013 and $0.8 million for the three months ended September 30, 2014 and 2013. See Note 7 to the condensed consolidated financial statements for additional information regarding the Company's borrowings.

Income Tax Benefit (Expense)
For the nine and three months ended September 30, 2014 the Company recorded an income tax benefit from continuing operations of approximately $8.6 million and $1.4 million, respectively, which relates primarily to current year operating losses from continuing operations and the utilization of a portion of the Company's deferred tax assets to offset the income tax expense from discontinued operations. During the nine months ended September 30, 2013 the Company recorded an income tax expense of approximately $27.3 million, which represented a discrete event attributable to adjustment of the valuation allowance against the Company's deferred tax assets during the second quarter of 2013. See Note 10 to the condensed consolidated financial statements for further details regarding the Company's income tax provision and deferred tax assets.

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

Following is an analysis of the results of operations from the Cloud SaaS segment.

Table 4 – Cloud SaaS Segment Operations (dollars in thousands)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2014		2014
	Total	%	Total	%
Service fee income:
Professional services	$1,353	60.6%	$396	56.2%
Call center technology	878	39.4	309	43.8
Total service fee income	2,231	100.0	705	100.0

Cost of services	3,744	167.8	1,538	218.2
Selling, general and administrative expense	6,592	295.5	3,630	514.9
Total expenses	10,336	463.3	5,168	733.0

Other income, net	4	0.2	6	0.9

Net loss before income taxes	$(8,101)	(363.1)%	$(4,457)	(632.2)%

Service Fee Income
Service fee income for the Cloud SaaS segment totaled $2.2 million and $0.7 million during the nine and three months ended September 30, 2014, respectively. Service fee income was comprised primarily of professional service fees related to implementations of third party CRM software. In addition to being a significant source of revenue for CorvisaCloud during the current quarter and for the foreseeable future, these implementation services are expected to serve as a lead source for CorvisaCloud's CorvisaOne™ suite, which was launched during the fourth quarter of 2013.

Cost of Services
Cost of services totaled $3.7 million for the nine months ended September 30, 2014 and $1.5 million for the three months ended September 30, 2014. This amount consists of the direct costs of providing professional and other services, in addition to other compensation-related expenses, depreciation, software licenses, and IT support costs. As this segment is still in the early stages of development, Management continues to identify and explore opportunities to scale the business and improve the efficiency of operations with the intent to generate positive margins.

Selling, General and Administrative
Selling, general and administrative expenses for the nine and three months ended September 30, 2014 totaled $6.6 million and $3.6 million, respectively. This amount is comprised primarily of compensation-related expenses, marketing and promotional expenses, professional services, and IT support costs, as the Company continues to develop, maintain and expand its IT infrastructure and support staff to accommodate the anticipated growth of this segment.

The sequential quarter over quarter increase in selling, general, and administrative expenses for the Cloud SaaS segment is driven primarily by significant growth in headcount. The growth in the Cloud SaaS headcount is due to increased hiring in the Company's development and sales and marketing departments, as well as the transfer of certain IT and human resources employees from the Company's Corporate segment to the Cloud SaaS segment. The remainder of the sequential quarter over quarter increase is due to marketing and promotional activities including, but not limited to, the purchase of sales leads.

As this segment is still in the early stages of development, selling, general and administrative expenses are significantly higher as a percentage of service fee income than we would anticipate going forward. As we continue to grow and develop this business, we anticipate this percentage will decline, as many of these costs should not increase proportionate to production.

Liquidity and Capital Resources
As of September 30, 2014, we had approximately $16.5 million in unrestricted cash and cash equivalents and $0.6 million of restricted cash, which is included in the other noncurrent assets line item on the condensed consolidated balance sheet. In addition, the Company held approximately $36.1 million in corporate notes and bonds, agency securities, and commercial paper with average remaining maturities between five and eighteen months. These securities are classified as available-for-sale as of September 30, 2014 and are included in the marketable securities, current and marketable securities, non-current line items on the condensed consolidated balance sheet.

Our current projections indicate that sufficient cash and cash flows are and will be available to meet payment needs. It is important to note, though, that our mortgage securities cash flows are volatile and uncertain, and the amounts we receive could vary materially from our projections. Further, given the early stage nature of CorvisaCloud, this business may not contribute to quarterly earnings for some time as it continues to invest for long-term growth. However, we believe that the proceeds from the StreetLinks sale will be sufficient to offset any reductions in our mortgage securities cash flows, as well as absorb the operating cash needs of CorvisaCloud until this business is able to generate positive cash flows on a consistent basis. As discussed under the heading “Item 1. Legal Proceedings” of Part II of this report, we are also the subject of various legal proceedings, the outcomes of which are uncertain. We may also face demands in the future that are unknown to us today related to our legacy lending and servicing operations. Management believes that its current operations and its available cash are sufficient for the Company to discharge its liabilities and meet its commitments in the normal course of business.

The indentures governing the Senior Notes (the “Indentures”) contain restrictive covenants (the “Negative Covenants”) subject to exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit NCI and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring our shares or equity in our subsidiaries, making payment on our debt securities that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in our subsidiaries or all or substantially all of the assets of our subsidiaries. The Senior Notes accrue interest at a rate of 1.0% until the earlier of (a) the completion of an equity offering by NCI or our subsidiaries that results in proceeds of $40 million or more or (b) January 1, 2016. Thereafter, the Senior Notes will accrue interest at a rate of three-month LIBOR plus 3.5% (the “Full Rate”). Interest on the Senior Notes is paid on a quarterly basis and no principal payments are due until maturity on March 30, 2033. The Negative Covenants remain in effect until both of the following conditions are met: 1) the Senior Notes begin accruing interest at the Full Rate, and 2) the Company satisfies certain financial covenants (the “Financial Covenants”). Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95%. As the Senior Notes were not accruing interest at the Full Rate, the Negative Covenants, as defined above, were still in effect as of September 30, 2014 and December 31, 2013. Compliance with the Financial Covenants is required only when the Company seeks to take action prohibited by the Negative Covenants that has not been approved by the holders of the Senior Notes.

As discussed in Note 3, the Company and the non-controlling members of StreetLinks entered into a purchase and sale agreement with Assurant, pursuant to which Assurant purchased 100% of the outstanding membership units of StreetLinks. The sale of a subsidiary is not prohibited by the Negative Covenants, provided that the sale is at fair market value and the proceeds are reinvested in the Company. As such, the Company was in compliance with all Negative Covenants as of September 30, 2014 and December 31, 2013, and therefore the Company was under no obligation to comply with the Financial Covenants during these periods.

Other than Mr. Haslam's severance and the ManyWho OEM agreement, both of which are discussed in Note 8 to the condensed consolidated financial statements, which is incorporated herein by reference, there have been no significant changes to the Company's contractual obligations as presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Overview of Cash Flow for the Nine Months Ended September 30, 2014
The following table provides a summary of our operating, investing and financing cash flows as taken from our condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013.

Table 5 – Summary of Operating, Investing and Financing Cash Flows (dollars in thousands)

	For the Nine Months Ended September 30,
	2014	2013
Consolidated Statements of Cash Flows:
Cash used in operating activities of continuing operations	$(3,300)	$(4,550)
Cash flows provided by investing activities of continuing operations	15,965	77
Cash flows (used in) provided by financing activities of continuing operations	(1,938)	4,963

Operating Activities
The decrease in net cash flows used in operating activities from $4.6 million during the nine months ended September 30, 2013 to $3.3 million during the nine months ended September 30, 2014 is driven primarily by collections of amounts due from discontinued operations offset by the operations of CorvisaCloud.

Investing Activities
The increase in the net cash flows provided by investing activities is due primarily to the cash proceeds received from the sale of StreetLinks offset by purchases of marketable securities.

Financing Activities
The decrease in the net cash flows provided by financing activities when comparing the nine months ended September 30, 2014 and 2013 is due to a decrease in cash received from distributions of excess StreetLinks capital. Further contributing to the decrease in cash flows provided by financing activities is the increase in cash payments for capital contributions to discontinued entities.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On June 20, 2011, the National Credit Union Administration Board, as liquidating agent of U.S. Central Federal Credit Union, filed an action against NMFC and numerous other defendants in the United States District Court for the District of Kansas, claiming that the defendants issued or underwrote residential mortgage-backed securities pursuant to allegedly false or misleading registration statements, prospectuses, and/or prospectus supplements. On August 24, 2012, the plaintiff filed an amended complaint making essentially the same claims against NMFC. NMFC filed a motion to dismiss the amended complaint which was denied on September 12, 2013. The defendants had claimed that the case should be dismissed based upon a statute of limitations and sought an appeal of the court's denial of this defense. An interlocutory appeal of this issue was allowed, and on August 27, 2013, the Tenth Circuit affirmed the lower court’s denial of defendants’ motion to dismiss the plaintiff’s claims as being time barred; the appellate court held that the Extender Statute, 12 U.S.C. §1787(b)(14) applied to plaintiff’s claims. On June 16, 2014, the United States Supreme Court granted a petition of NMFC and its co-defendants for certiorari, vacated the ruling of the Tenth Circuit, and remanded the case back to that court for further consideration in light of the Supreme Court’s decision in CTS Corp. v. Waldburger, 573 U.S. ___ (2014). On August 19, 2014, the Tenth Circuit reaffirmed its prior decision, and on October 2, 2014 the defendants filed a petition for writ of certiorari with the Supreme Court. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that NMFC has meritorious defenses to the case and expects it to defend the case vigorously.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(dollars in thousands, except per share amounts)

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (A)
July 1, 2014 - July 31, 2014	—	—	—	$1,020
August 1, 2014 - August 31, 2014	—	—	—	$1,020
September 1, 2014 - September 30, 2014	—	—	—	$1,020

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
101
The following financial information from Novation Companies, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the nine and three months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the nine and three months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Shareholders' Equity for the nine months ended September 30, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements.

* Management contract of compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVATION COMPANIES, INC.

DATE:	November 6, 2014	/s/ W. Lance Anderson
W. Lance Anderson, Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

DATE:	November 6, 2014	/s/ Rodney E. Schwatken
Rodney E. Schwatken, Chief Financial Officer
(Principal Financial Officer)

DATE:	November 6, 2014	/s/ Brett A. Monger
Brett A. Monger, Vice President and Chief Accounting Officer
(Principal Accounting Officer)