Form 10-K
period 2014-12-31
NOVATION COMPANIES, INC.
filed 2015-03-02
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $16,851,881, based upon the closing sales price of the registrant’s common stock as quoted by OTC Markets’ Group inter-dealer quotation service as a OTCQB security.

The number of shares of the Registrant's Common Stock outstanding on February 27, 2015 was 91,479,519.

Documents Incorporated by Reference
Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the Novation Companies, Inc. definitive proxy statement for the 2015 annual meeting of the shareholders, which will be filed with the Commission no later than 120 days after December 31, 2014.

NOVATION COMPANIES, INC.
FORM 10-K
For the Fiscal Year ended December 31, 2014

Part I

Forward-Looking Statements
Statements in this report regarding Novation Companies, Inc. and its business, that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events, do not relate solely to historical matters and include statements regarding management's beliefs, estimates, projections, and assumptions with respect to, among other things, our future operations, business plans and strategies, as well as industry and market conditions, all of which are subject to change at any time without notice. Words such as "believe," "expect," "anticipate," "promise," "plan," and other expressions or words of similar meanings, as well as future or conditional auxiliary verbs such as "would," "should," "could," or "may" are generally intended to identify forward-looking statements. Actual results and operations for any future period may vary materially from those discussed herein. Some important factors that could cause actual results to differ materially from those anticipated include: our ability to manage and scale our business; the competitive nature of the markets in which we operate; market acceptance of our products and services; defects or disruptions in our service or our underlying infrastructure; our reliance on third party data center and co-location service providers; breaches of security and unauthorized access to proprietary or customer data; changes in the regulatory environments within which we operate; our ability to develop new relationships and maintain existing relationships with both customers and business partners; decreases in cash flows from our mortgage securities; our ability to remain in compliance with the agreements governing our indebtedness; the outcome of litigation actions pending against us or other legal contingencies; our compliance with applicable local, state and federal laws and regulations; compliance with new accounting pronouncements; the impact of general economic conditions; and the risks that are from time to time included in our filings with the Securities and Exchange Commission (“SEC”), including this report on Form 10-K. Other factors not presently identified may also cause actual results to differ. This report on Form 10-K speaks only as of its date and we expressly disclaim any duty to update the information herein except as required by federal securities laws.

Item 1. Business

Novation Companies, Inc. (the “Company” or “Novation” or “we” or “us”) is a Maryland corporation formed on September 13, 1996. We own 100% of Corvisa LLC ("Corvisa"), a developer and seller of proprietary cloud-based contact center software and business phone systems. In addition, Corvisa provides implementation consulting services for clients of a leading customer relationship management (CRM) software. This business was formerly known as CorvisaCloud, LLC, but was rebranded to Corvisa subsequent to December 31, 2014.

On April 16, 2014 we announced a significant strategic shift for Novation with the decision to focus our resources primarily on the business of Corvisa. This decision was based largely on the Company's belief that Corvisa represents a better opportunity for Novation to build long-term shareholder value due to Corvisa's CorvisaOne™ technology platform and the size of its target customer base.

On April 16, 2014, the Company and the non-controlling members of StreetLinks LLC ("StreetLinks"), a national residential appraisal and mortgage real estate valuation management services company, entered into a purchase and sale agreement with Assurant Services, LLC, a subsidiary of Assurant, Inc. ("Assurant"), pursuant to which Assurant purchased 100% of the outstanding membership units of StreetLinks. See Note 3 to the consolidated financial statements for additional information regarding this transaction.

On August 18, 2014, the Company sold certain intellectual property, software, and customer data of its other operating subsidiary, Advent Financial Services LLC (“Advent”), to Santa Barbara Tax Products Group, LLC, and announced that it would be conducting an orderly winding-down of the remaining business and operations of Advent; a financial settlement services provider for professional tax preparers nationwide. As discussed in Note 3 the operations of Advent have been classified as discontinued operations for all periods presented.

In each of these businesses we invested at the early stage of the company’s life with the goal of growing each business to its maximum potential. When we acquire businesses, our goal is to own them indefinitely. However, we may consider the sale of a business or businesses if we believe we can invest the proceeds from a sale elsewhere at a better risk-adjusted long term return for shareholders. This may include investing capital in a business we already own or investing in an unrelated business not yet identified.

What follows is a detailed discussion of the Corvisa business. Note 11 to the consolidated financial statements set forth in Item 8 of this report, which is incorporated by reference, includes information about the operating results and financial position of the segments to which these businesses relate.

CORVISA LLC (FORMERLY CORVISACLOUD, LLC)

Corvisa is a provider of cloud-based, proprietary communication software under the brand CorvisaOne™ and implementation consulting services for its own clients as well as clients of a leading customer relationship management (CRM) software provider.

Corvisa derives its revenue from software subscription fees for its product and from telecommunications minutes used. Corvisa also derives revenue from professional service fees charged for enhanced implementation requirements of its contact center solution as well as CRM implementation services.

CorvisaOne™ is a full contact center suite including both inbound and outbound contact center functionality as well as full business phone system functionality. Features of the communications software include interactive voice response, automated call distribution, campaign dialing, and a variety of other services, all of which are delivered to clients as part of a comprehensive, fully-hosted cloud solution. The software can be fully integrated with leading CRM providers and other third party software solutions via our advanced web service, JavaScript and platform integration solutions. Corvisa's target customers are businesses of all sizes in all industries, anywhere in the world. We offer our customers the ability to purchase the following products:

•	Business Phone System Standard Edition - this is our basic PBX solution targeted towards businesses of all sizes anywhere in the world.

•	Business Phone System Premier Edition - this is our basic PBX solution with some additional contact center features included such as inbound automated call distribution.

•
Contact Center Inbound Edition - this is our contact center product without the outbound dialer and is geared towards inbound only contact center businesses that prefer not to pay for the additional cost of an outbound dialer.

•	Contact Center Full Edition - this is our complete CorvisaOne full contact center solution.

•
Summit Platform - this is the platform upon which our products are built and gives our customers the ability to customize our products to fit their unique business needs. We also offer this as a standalone platform product to developers who are looking to develop their own voice and SMS applications.

We acquired Corvisa in October 2012 and set out to build a complete cloud-based contact center software solution. By joining the years of contact center operating experience possessed by Novation’s leadership team with the technology team acquired through the Corvisa acquisition, we believe we have built a best-in-class contact center software solution. In addition to the product offering, Corvisa has built its product as part of a platform that enables its customers and others to develop their own tools to tie into Corvisa's product offering.

In addition to the benefits associated with cloud-based technology solutions such as security, scalability, reliability, rapid deployment and low cost, additional business benefits to customers using Corvisa's technology product/platform include:

Integrated Cloud business phone system within Corvisa's contact center application. This integration enables executives and contact center employees to be on the same platform and eliminates the need for separate contact center and business phone system vendors.

Platform in addition to Corvisa's product. Corvisa's platform is highly configurable and allows for the creation or editing of voice and SMS applications utilizing Summit, Corvisa's Lua-based programming language. Applications built on the CorvisaOne™ platform are fully hosted on the Corvisa network that provides scalability, redundancy, backup, testing frameworks and other features required for enterprise-class applications. Existing applications or those developed by third-party developers can also easily be integrated through our open application programming interfaces (APIs). This makes it easy for developers to scale with their application and effectively support their product while eliminating the need to manage independent server and hosting environments.

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

Redundant Instance-based Architecture. Corvisa's highly scalable, instance-based architecture allows CorvisaOne™ to scale to support a worldwide presence while providing customer benefits such as read access to their client data, segmented client data and a highly redundant architecture.

Combined Telecom and Production Reporting. As business operators ourselves, we believe strongly in the importance of closely aligning telecommunications and production data to give greater visibility into overall business operations. The CorvisaOne™ product is tightly integrated with leading CRM systems to ensure accurate and comprehensive business reporting.

While Corvisa is still in the early stages of launching its product, our plan over time is to sell Corvisa's product and services through its direct sales force which is comprised of telephone sales personnel located regionally. For larger opportunities Corvisa will send its implementation teams on site in a consulting role to help onboard clients.

Corvisa's marketing strategy is to promote its brand and generate quality leads for its sales force. Corvisa's primary marketing activities consist of:

•	press and industry analyst relations for third-party validation of the Corvisa offering and value proposition;

•	attendance at user conferences and trade show events;

•	search engine marketing and advertising to drive leads to the Corvisa sales force;

•	use of customer testimonials and referrals;

•	leads from the Corvisa CRM implementation practice; and

•	purchase of leads from third parties.

On April 23, 2014, the Company announced that it would devote up to $30 million of the proceeds from the StreetLinks sale to Corvisa. The additional capital will expand Corvisa's sales, marketing and operational development efforts and, potentially, fund future acquisitions. The funds will also accelerate product development and customer acquisition of Corvisa's CorvisaOne™ contact center software products and platform. As of December 31, 2014, the Company contributed approximately $18.9 million of the allotted $30 million to Corvisa.

Competition
The markets for contact center solutions and business phone systems are highly competitive, rapidly evolving, and subject to changing technology, shifting customer needs, and frequent introductions of new features and services. Corvisa's current competitors include:

•	large legacy technology vendors that offer on-premise enterprise telephony and contact center systems;

•	legacy on-premise software companies, which are supplementing their traditional on-premise contact center systems with cloud-based offerings either through acquisition or in-house development;

•	vendors that historically provided other contact center services and technologies and expanded to offer cloud-based contact center software; and

•	smaller contact center service providers with specialized contact center software offerings.

The principal competitive factors in Corvisa's market include:

•	service features and capabilities;

•	system reliability, availability and performance;

•	speed and ease of activation, setup and configuration;

•	ownership and control of the underlying technology;

•	integration with mobile devices;

•	brand awareness and recognition;

•	simplicity of the pricing model; and

•	total cost of ownership.

We believe that Corvisa generally competes favorably on the basis of the factors listed above.

Personnel
As of December 31, 2014, we employed, directly or through subsidiaries, an aggregate of 169 full-time employees compared to 522 full-time employees as of December 31, 2013. The decrease in the number of full-time employees was driven primarily by the sale of StreetLinks, which is discussed further in Note 3 to the consolidated financial statements. None of the Company's employees are represented by a union or covered by a collective bargaining agreement.

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
Our ability to pay our operating expenses and meet our other obligations is dependent upon our ability to successfully operate and grow operations such that they generate positive cash flow. Our ability to start or acquire new businesses is significantly constrained by our likely inability to obtain additional debt financing or to issue equity securities as a result of our current financial condition, as well as other uncertainties and risks. There can be no assurances that we will be able to successfully operate and grow operations or establish or acquire new business operations.

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

We may not have access to financing on reasonable terms or at all, which may be necessary for us to continue to operate or to acquire new businesses.
We do not currently have in place any agreements or commitments for short-term financing nor any agreements or commitments for additional long-term financing. In light of these factors and current market conditions, we may not be able to secure additional financing for existing or new operations or for any acquisition.

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
The Company uses significant unobservable inputs (Level 3 inputs) to estimate the fair value of its residual mortgage securities. Material differences between actual experience and the assumptions used to determine the fair value of these securities may negatively impact our financial condition and results of operations. For example, one significant unobservable input used to determine the fair value of the Company's residual mortgage securities is the prepayment rate for the underlying mortgage loan collateral. If prepayment rates are faster (higher) that our estimates, the value of the securities may decline significantly.

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

Risks Related to Our Operating Subsidiaries
The markets in which Corvisa operates are highly competitive and are subject to rapid technological change.
The markets for contact center solutions and business phone systems are highly competitive, rapidly evolving, and subject to changing technology, shifting customer needs, and frequent introductions of new features and services. Corvisa's current competitors include:

•	large legacy technology vendors that offer on-premise enterprise telephony and contact center systems;

•	legacy on-premise software companies, which are supplementing their traditional on-premise contact center systems with cloud-based offerings either through acquisition or in-house development;

•	vendors that historically provided other contact center services and technologies and expanded to offer cloud-based contact center software; and

•	smaller contact center service providers with specialized contact center software offerings.

Corvisa's actual and potential competitors may enjoy competitive advantages over us, including greater name recognition, longer operating histories, larger marketing budgets, greater financial or technical resources, established relationships with clients, more comprehensive product offerings, and major distribution agreements with consultants, system integrators and resellers. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. If our competitors’ products, services or technologies become more accepted than our solution, if they are successful in bringing their products or services to market earlier than ours, or if their products or services are less expensive or more technologically capable than ours, our operating results could be adversely impacted.

The market for cloud-based contact center solutions is relatively immature and could take longer to develop than we currently anticipate.
The Company's decision to focus its resources primarily on the business of Corvisa was based largely on the Company's belief that Corvisa represents a better opportunity for Novation to build long-term shareholder value due to the size of Corvisa's target customer base and the potential size of the cloud-based contact center solutions industry as a whole. However, the market for cloud-based contact center solutions is not as mature as the market for legacy on-premise contact center systems. If the market for cloud-based contact center solutions fails to develop, develops more slowly than we anticipate or develops in a manner different than we expect, Corvisa's services could fail to achieve market acceptance, which in turn could materially and adversely affect Corvisa's business.

Corvisa's success will be largely dependent on the widespread adoption of cloud-based contact center solutions as a replacement for legacy on-premise systems. If cloud-based contact center solutions do not achieve widespread adoption, or if there is a reduction in demand for cloud-based solutions due to a lack of market acceptance, enhanced offerings from on-premise providers, technological challenges, weakening economic conditions, security or privacy concerns, decreases in corporate spending or other factors, Corvisa's financial condition and results of operations could be adversely impacted.

Failure to develop and introduce new products or services could affect our ability to compete.
To compete successfully, we must continuously design, develop, test and introduce new products and services to address new segments of the contact center solutions marketplace, to satisfy the changing communications needs of our existing customers, and to compete for new customers. In certain instances, the introduction of new products, services or features may require the successful development of new technology. To the extent that upgrades of existing technology are required for the introduction of new products or services, the success of these upgrades may be dependent upon reaching mutually acceptable terms with third-party developers and on third-party developers meeting their obligations in a timely manner. In addition, new products or features may not be widely accepted by our customers and we may be forced to terminate those offerings and be required to impair the assets or technology used to develop or offer such products or features. If we are unable to design, develop, and sell new and enhanced contact center solutions and features that provide increasingly higher capabilities, performance and stability successfully, our business could be harmed.

Our future growth depends upon the continued development and expansion of the internet as a communications medium and marketplace for the distribution and consumption of data by businesses and consumers.
Achieving the anticipated benefits of cloud-based contact center solutions will depend in part on the continued development and expansion of the Internet as a communications medium and marketplace for the distribution and consumption of data by businesses and consumers. The use of the Internet for these purposes may not grow and expand at the rate we anticipate or may be restricted by actions by ISPs or network owners, future regulation, a lack of anticipated technology innovation or adoption or a lack of continued broadband penetration in the United States or elsewhere.

Defects or disruptions in Corvisa's service could diminish demand for its service and impair its operations.
Because Corvisa's service is complex and incorporates a variety of hardware, proprietary software and third-party software, Corvisa's service may have errors or defects that could result in unanticipated downtime for Corvisa's customers and harm to its reputation and its business. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released. Corvisa has from time to time found defects in its cloud-based contact center solutions and new errors may be detected in the future.

Corvisa's operations depend on its ability to protect its network from interruption by damage from unauthorized entry, computer viruses or other events beyond our control. Corvisa may, in the future, be subject to denial or disruption of service, or DDOS, attacks by hackers intent on bringing down its services. Corvisa can provide no assurance that its backup systems, regular data backups, security protocols, DDOS mitigation and other procedures currently in place, or that may be in place in the future, will be adequate to prevent significant damage, system failure or data loss.

Since Corvisa's customers use its cloud-based contact center solutions for important aspects of their business, any errors, defects, disruptions in service or other performance problems could hurt Corvisa's reputation and may damage its customers’ businesses. As a result, customers could elect to cancel their service or delay or withhold payment to Corvisa, resulting in the loss of future sales or claims against Corvisa, which could result in an increase in its provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation. In addition, any negative publicity related to disruptions in Corvisa's service, regardless of its accuracy, may further damage its business by affecting Corvisa's ability to compete for new business with current and prospective clients.

Failure to deliver high-quality professional services and technical support could adversely impact Corvisa's customer relationships, reputation, and financial results.
Corvisa's customers depend on its customer support function to diagnose and resolve technical issues relating to Corvisa's solutions. Corvisa may be unable to respond quick enough to accommodate short-term increases in customer demand for support services. Increased customer demand for these services, without corresponding revenues, could increase costs and adversely affect Corvisa's operating results. In addition, Corvisa's sales process is highly dependent on its business reputation and on positive recommendations from its existing customers. Any failure to maintain high-quality technical support, or a market perception that Corvisa does not maintain high-quality support, could adversely affect its reputation, its ability to sell its cloud-based contact center solutions to existing and prospective customers, and its business, financial condition and results of operations.

Rapid growth in the size or needs of Corvisa's customer base could strain its personnel resources and existing infrastructure.
Significant, rapid growth in the number of users and transactions managed by Corvisa's solutions, the amount of data transferred, processed and stored by Corvisa, the number of locations where Corvisa's service is being accessed, and the volume of communications managed by Corvisa's solution could place a strain on its internal business systems and its services organization, including customer support and services, to serve Corvisa's growing customer base. Any failure of or delay in the efforts to appropriately scale these systems and support services could cause impaired system performance and reduced customer satisfaction. These issues could reduce the attractiveness of Corvisa's solution, resulting in decreased sales to new customers, lower renewal rates by existing customers and the issuance of service credits or refunds, which could hurt Corvisa's revenue growth and reputation. Even if Corvisa is able to upgrade its systems and expand its support functions, any such expansion will be expensive and complex, requiring management time and attention and increasing its operating expenses. Corvisa could also face inefficiencies or operational failures as a result of its efforts to scale its existing infrastructure. Moreover, there are inherent risks associated with upgrading, improving and expanding information technology systems. If Corvisa cannot fully or effectively expand and improve its infrastructure and systems on a timely basis, or at all, these efforts may reduce revenue and margins and adversely impact Corvisa's results of operations.

Corvisa may be unable to attract new customers or maintain its relationships with existing customers.
Corvisa's customers generally do not have long-term contracts with Corvisa and may cancel their service at any time without penalty or early termination charges. Corvisa cannot accurately predict the rate of customer cancellations. Customers with subscription agreements generally have no obligation to renew their subscriptions after the expiration of their initial subscription period. In the event that these customers do renew their subscriptions, they may choose to renew for fewer users, shorter contract lengths, or for a less expensive license. Corvisa cannot predict the renewal rates for existing customers.

Customer cancellations, as well as reductions in the number of users for whom a customer subscribes, each have a significant impact on Corvisa's results of operations, as does the cost Corvisa incurs in its efforts to retain our customers and encourage them to increase their number of users. Corvisa's cancellation rate could increase in the future if customers are not satisfied with Corvisa's solutions, the value proposition of its services or its ability to otherwise meet their needs and expectations. The number of users for whom a customer subscribes may also decrease due to factors beyond Corvisa's control, including changes in a customers' business, financial constraints and the impact of a slowing economy. Because of these factors, Corvisa must acquire new customers, or acquire new users within its existing customer base in order to simply maintain its existing level of customers and revenues. If a significant number of customers terminate, reduce or fail to renew their subscriptions, Corvisa may be required to incur significantly higher marketing expenditures than we currently anticipate in order to increase the number of new customers, which could have an adverse impact on our financial condition and results of operations.

In addition, Corvisa's sales process is highly dependent on its business reputation and on positive recommendations from its existing customers in order to market and sell its cloud-based contact center solution. If a key customer cancels or fails to renew its service, it could have a significant impact on Corvisa's revenues, reputation and ability to obtain new clients.

Loss of key members of Corvisa's management team, sales team, or development team or the inability to attract and retain qualified personnel could disrupt Corvisa's business.
Corvisa may periodically make adjustments to the organization or composition of its sales function in response to market opportunities, competitive threats, product introductions or enhancements and other internal and external considerations. These changes could result in periods of reduced productivity, which could negatively impact Corvisa's rate of revenue growth. In addition, any significant change to the compensation structure of Corvisa's sales organization may be disruptive and may affect its revenue growth.

In the technology industry, there is substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software and Internet-related services, as well as competition for sales executives and operations personnel. Corvisa may not be successful in attracting and retaining qualified personnel. Corvisa has from time to time experienced, and expects to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If Corvisa fails to attract new personnel or fails to retain and motivate its current personnel, Corvia's business could be severely harmed.

Corvisa depends on data centers operated by third parties, and any disruption in the operation of these facilities could adversely affect its business.
Corvisa hosts its solution at third party data centers located in Lenexa, Kansas; Chicago, Illinois; and New York, New York. Any failure or downtime in one of these data center facilities could affect a significant percentage of Corvisa's clients. While Corvisa retains control of and access to its servers and all of the components of its network that are located in these external data centers, Corvisa does not control the operation of these facilities. The owners of Corvisa's third party data center facilities have no obligation to renew their agreements with Corvisa on commercially reasonable terms, or at all. If Corvisa is unable to renew these agreements on commercially reasonable terms, or if one of the data center operators closes or is unable to meet Corvisa's growing capacity needs, Corvisa may be required to transfer its servers and other infrastructure to new data center facilities, which may result in significant costs to Corvisa and service interruptions for its clients.

Corvisa's third party data centers are also subject to various points of failure. Problems with cooling equipment, generators, uninterruptible power supply, routers, switches, or other equipment, whether or not within Corvisa's control, could result in service interruptions for Corvisa's clients as well as equipment damage. Corvisa's third party data centers are subject to disasters such as floods, fires, hurricanes, acts of terrorism, sabotage, break-ins, acts of vandalism and other events, which could cause service interruptions or temporary or permanent closure of these data center facilities. The destruction or impairment of any of these external data center facilities could result in significant disruptions in service or other performance problems, which could harm Corvisa's revenues, reputation and ability to obtain new clients.

Corvisa depends on third party computer hardware and software, which may be difficult to replace.
Corvisa relies on computer hardware purchased or leased and software licensed from third parties in order to offer its service. This hardware and software may not continue to be available at reasonable prices or on commercially reasonable terms, or at all. There can be no assurance that the software Corvisa licenses will continue to provide competitive features and functionality. Any loss of the right to use any of this hardware or software could significantly increase Corvisa's expenses and otherwise result in delays in the delivery of Corvisa's service until comparable technology is either developed by Corvisa, or, if available, is identified, obtained through purchase or license and integrated into Corvisa's solution.

Corvisa may not be able to maintain the compatibility of its solution with the third party applications and platforms that its customers use in their businesses.
The functionality and popularity of Corvisa's cloud-based contact center solution depends, in part, on Corvisa's ability to integrate its services with third-party software, including customer relationship management and workflow automation solutions. Providers of this third-party software may alter their products, restrict Corvisa's access to their products or alter the terms governing use of their products in an adverse manner. Such changes could limit or terminate Corvisa's ability to integrate with these third-party software solutions in conjunction with its services, which could negatively impact Corvisa's offerings and harm its business. If Corvisa fails to integrate its solution with new third-party back- end enterprise software used by its customers, Corvisa may not be able to offer the functionality that its customers need, which could negatively impact its ability to generate revenue and would adversely impact its business.

If Corvisa's vendor supplied phones are not able to interoperate effectively with its own back-end servers and systems, its customers may not be able to use its system.
Corvisa relies on Polycom, Inc. for the hard phones that it offers for sale to its customers. To the extent Polycom’s hard phones are or become subject to FCC regulation applicable to their design or operation, Corvisa relies on Polycom to provide hard phones that are in compliance with such regulations. If Polycom changes the design or operation of their phones, either on its own or in order to comply with government regulations, Corvisa will be required to undertake development and testing efforts to ensure that the new phones continue to be compatible with its solution. These efforts may require significant capital and employee resources, and we may not accomplish these development efforts quickly or cost-effectively, if at all. If our vendor-supplied phones do not operate effectively with our solutions, our customers’ ability to use our services could be disrupted, which could result in cancellations of service and could adversely impact Corvisa's reputation and ability to obtain new clients.

If our security measures are breached and unauthorized access is obtained to confidential data, our service may be perceived as not being secure and we may incur significant legal and financial liabilities.
Network and information systems and other technologies are critical to Corvisa’s business activities. Network and information systems-related events such as computer hackings, cyber-attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks or other malicious activities could result in a degradation or disruption of our products and services, damage to our equipment or data, or unauthorized disclosure of confidential information. We experience cyber-attacks against our network and information systems of varying degrees on a regular basis and, as a result, unauthorized parties could obtain access to our customers’ data. Additionally, outside parties may attempt to fraudulently induce our employees or customers to disclose sensitive information in order to gain access to our data or our customers’ data, including information subject to data protection laws and regulations such as various U.S. federal and state laws governing the protection of health or personally identifiable information or national laws implementing the European Union Directive on Data Protection. The risk of these systems-related events and security breaches occurring has intensified in recent years, in part because we maintain certain information necessary to conduct our businesses in digital form stored on servers connected to the Internet.

While we and our third-party software providers develop and maintain systems and processes to prevent these systems-related events and security breaches from occurring, the development and maintenance of these systems and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite such security measures, there can be no assurance that unauthorized access and security breaches will not occur in the future.

If our security measures, or the security measures of our third-party software providers, are breached and unauthorized access is obtained to confidential data, we may be perceived as not being secure and and face significant legal and financial exposure, including lost revenues, increased expenditures on security measures, monetary damages, regulatory enforcement actions, fines or criminal prosecution. Moreover, the damage to our reputation may cause customers to curtail or stop using our products and services.

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

Infringement on a third party's proprietary technology could disrupt Corvisa's business.
The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Corvisa may, in the future, receive communications from third parties claiming that Corvisa has infringed their intellectual property rights, or may be sued by third parties for alleged infringement of their claimed proprietary rights. If Corvisa is found to infringe on the rights of a third party, Corvisa's technologies may be subject to injunction, or Corvisa may be required to pay damages, or both.

The outcome of any claims or litigation is inherently uncertain. Any claims and lawsuits could be time-consuming and expensive to resolve, divert management attention, require Corvisa to change its technology, or change its business practices and/or pay monetary damages, or enter into short- or long-term royalty or licensing agreements. Any adverse determination related to claims or other litigation could have a material adverse impact on Corvisa's business, financial condition, and results of operations.

Any failure to protect Corvisa's intellectual property rights could impair its ability to protect its proprietary technology and its brand.
If Corvisa fails to adequately protect its intellectual property rights, Corvisa's competitors may gain access to its technology, and its business may be harmed. In addition, defending Corvisa's intellectual property rights may entail significant expense. Any of Corvisa's patents, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, Corvisa's existing patents and any patents issued in the future may not provide Corvisa with competitive advantages, or may be successfully challenged by third parties.

We may be required to spend significant resources to monitor and protect our intellectual property rights and we may conclude that in at least some instances the benefits of protecting our intellectual property rights may be outweighed by the expense. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any litigation, whether or not it is resolved in our favor, could be time-consuming and expensive to resolve, and divert management and development attention.

Privacy concerns and laws, evolving regulation of cloud computing, cross-border data transfer restrictions, and other domestic or foreign regulations may limit the use and adoption of Corvisa's solutions.
Regulation related to the delivery of services on the Internet is increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information. In some cases foreign data privacy laws and regulations, such as the European Union’s Data Protection Directive, and the country-specific regulations that implement that directive, also govern the processing of personal information. Such laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for Corvisa's solutions or restrict its ability to store and process data or, in some cases, impact Corvisa's ability to offer its services and solutions in certain locations.

In addition to government activity, privacy advocacy and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on us. Corvisa's customers may expect us to meet voluntary certification or other standards established by third parties, such as TRUSTe. If Corvisa is unable to meet these standards, it could adversely affect Corvisa's ability to provide its solutions to certain customers and could harm our business.

The costs of compliance with and other burdens imposed by laws, regulations and standards may limit the use and adoption of Corvisa's service and reduce overall demand for it, or lead to significant fines, penalties or liabilities for any noncompliance.

Industry-specific regulation is evolving and unfavorable industry-specific laws, regulations, or interpretive positions could harm Corvisa's business.
Corvisa's customers and potential customers do business in a wide variety of industries. Regulators in certain industries have adopted and may in the future adopt regulations or interpretive positions regarding the use of cloud computing and other outsourced services. The costs of compliance with, and other burdens imposed by, industry-specific laws, regulations and interpretive positions may limit customers’ use and adoption of Corvisa's services and reduce overall demand for its services. In addition, an inability to satisfy the standards of certain voluntary third-party certification bodies that Corvisa's customers may expect, such as an attestation of compliance with the Payment Card Industry (PCI) Data Security Standards, may have an adverse impact on Corvisa's business. If in the future Corvisa is unable to achieve or maintain these industry-specific certifications or other requirements or standards relevant to its customers, it may harm Corvisa's business.

In some cases, industry-specific laws, regulations or interpretive positions may also apply directly to Corvisa as a service provider. Any failure or perceived failure by Corvisa to comply with such requirements could have an adverse impact on its business. Industry-specific regulation may subject Corvisa to health and safety, environmental and other areas of regulation administered by the FCC or other federal or state regulatory agencies, and such regulation may adversely affect Corvisa’s business.

Corvisa's products and services must comply with industry standards, FCC regulations, state, local, country-specific and international regulations.
Since the telecommunications aspects of Corvisa's business are regulated by the FCC, Corvisa is subject to existing or potential FCC regulations relating to privacy, disability access, porting of numbers, Universal Service Fund (USF) contributions, emergency 911 calling rules, and other requirements. If Corvisa does not comply with FCC rules and regulations, it could be subject to FCC enforcement actions, fines, loss of licenses and possibly restrictions on Corvisa's ability to operate or offer certain of its services. Any enforcement action by the FCC, which may be a public process, could hurt Corvisa's reputation in the industry, impair Corvisa's ability to sell its services to clients and harm its business and results of operations.

Among the FCC's regulations with which we must comply (in whole or in part) are:

•	the Communications Assistance for Law Enforcement Act, or CALEA, which requires covered entities to maintain the capability to assist law enforcement in undertaking electronic surveillance;

•	the USF, which requires that we pay to the Universal Service Administrative Company (USAC) a percentage of our assessable telecommunications revenues to support certain federal programs;

•	payment of annual FCC regulatory fees based on our interstate and international revenues;

•	rules pertaining to access to our services by people with disabilities and contributions to the Telecommunications Relay Services fund; and

•	FCC rules regarding Customer Proprietary Network Information, or CPNI, which prohibit us from using such information without client approval, subject to certain exceptions.

Changes to existing FCC regulations or rules, lawful forbearance by the FCC from enforcing certain of its rules and regulations, and new FCC regulatory policies in areas such as net neutrality, intercarrier compensation, and interconnection may adversely affect Corvisa’s business. Corvisa resells the telecommunications services of third party carriers that are subject to, and may be adversely affected by the FCC’s regulation of their operations. Any such effects of FCC regulation on third party carriers may adversely affect Corvisa’s business. Intrastate telecommunications aspects of Corvisa’s business in certain states are subject to state regulation, including individual state USF payment requirements based on our intrastate telecommunications revenue. Changes to existing state regulations or rules applicable to Corvisa may adversely affect Corvisa’s business.

Reform of federal and state USF programs could increase the cost of Corvisa's service to its customers.
The FCC and a number of states are considering reform or other modifications to USF programs. Should the FCC or certain states adopt new contribution mechanisms or otherwise modify contribution obligations that increase Corvisa's contribution burden, Corvisa will either need to raise the amount it currently collects from its customers to cover this obligation or absorb the costs, which would reduce Corvisa's profit margins. States can require Corvisa to contribute to state USF programs based on Corvisa's intrastate telecommunications revenue in a given state. A number of states already require Corvisa to contribute, while others are actively considering extending their programs to include the telecommunications services Corvisa provides. Corvisa currently passes-through USF contributions to its customers, which may result in Corvisa's services becoming less competitive as compared to those provided by others.

We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and other anticorruption laws, and our failure to comply therewith could result in penalties which could harm our reputation and have a material adverse effect on our business.
As we aim to expand our business into new markets, we are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business or other benefits. Although we strive to ensure that we, our employees and agents comply with the FCPA and other anticorruption laws, there can be no assurance that we will be successful or protected from potentially liability for actions taken by our agents, employees and intermediaries with respect to our business or any businesses that we may acquire. In the future, we may operate in a number of jurisdictions that pose a high risk of potential anticorruption violations. If we are not in compliance with the FCPA and other laws governing the conduct of business with government entities, we may be subject to criminal and civil penalties and other remedial measures. Any investigation of potential violations of the FCPA or other anticorruption laws by U.S. or foreign authorities could have an adverse effect on our business.

The U.K. Bribery Act of 2010 (“Bribery Act”) reformed UK law with respect to bribery and corruption. As well as containing provisions concerning bribery of public officials, the Bribery Act also includes a criminal offense of preventing bribery by relevant commercial organizations. This offense applies when any person associated with an organization offers or accepts bribery anywhere in the world intending to obtain or retain a business advantage for the organization or in the conduct of business. The Bribery Act has wide ranging implications in particular for business in the UK, where we aim to expand, and it also has a wide-ranging extra-territorial effect. The Bribery Act is broader in scope than the FCPA in that it directly addresses commercial bribery in addition to the bribery of government officials and it does not recognize certain exceptions, notably facilitation payments that are permitted by the FCPA. Under the Bribery Act, it is a defense to the accusation of failure to prevent bribery for a commercial organization to show that it had in place adequate procedures designed to prevent such acts. As with the FCPA, if we are not in compliance with the Bribery Act as well as similar laws in the UK or elsewhere that are applicable to our business, we may be subject to criminal and civil penalties and adverse reputational harm.

Legal proceedings against our operating subsidiaries could adversely affect their business, financial condition and results of operations.
In the normal course of its business, Corvisa may become subject to legal proceedings and claims and could experience significant losses as a result of litigation defense and resolution costs that would have an adverse effect on its business, financial condition and results of operations.

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

There can be no assurance that the Company will earn any post-closing consideration under the terms of the StreetLinks sale.
On April 16, 2014, the Company, and the minority owners of StreetLinks, sold StreetLinks LLC to Assurant Services, LLC and Assurant, Inc. A portion of the total sales price of StreetLinks was in the form of an earn-out of up to $12 million dependent on the total revenue of StreetLinks in fiscal 2015 and 2016 (the “Earn-Out”), and subject to adjustment for working capital and the other terms and conditions set forth in the definitive agreement.
Under the Earn-Out, if (a) the total revenue of StreetLinks is $184 million or more for calendar year 2015, then Assurant will pay to all the sellers of StreetLinks an aggregate of $12 million (subject to reduction for certain earned bonus payments to StreetLinks employees); but if not, then (b) if the total revenue of StreetLinks is greater than $167.455 million for the calendar year 2016, Assurant will pay to all the seller’s up to an aggregate of $12 million (subject to reduction for certain earned bonus payments to StreetLinks employees), based on a linear scale where full payment of the $12 million would occur at total revenue of $184 million. At the time of the sale, the Company owned 88% of StreetLinks.
There can be no assurance that the Company will receive any payment under the Earn-Out. Assurant has agreed to act in good faith in conducting the business of StreetLinks and to keep separate records, but generally Novation does not control how Assurant may operate the business of StreetLinks.

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
Generally accepted accounting principles in the United States and related accounting pronouncements, implementation guidance and interpretations with regard to a wide range of matters, such as revenue recognition, stock-based compensation, asset impairment, valuation reserves, income taxes and fair value accounting, are highly complex and involve many subjective assumptions, estimates and judgments by management. Changes in these rules or their interpretations or changes in underlying assumptions, estimates or judgments by management could significantly change our reported results.

The Health Care and Education Reconciliation Act of 2010 and proposed amendments thereto could cause our compensation costs to increase, adversely affecting our results and cash flows.
The Health Care and Education Reconciliation Act of 2010 and proposed amendments thereto contain provisions that could materially impact the future healthcare costs of the Company. The legislation will continue to become effective through a phased approach that will not conclude until 2018, thus while the ultimate impact of the new legislation remains uncertain, it is possible that these changes could significantly increase our compensation costs. In addition, implementing the requirements of and maintaining compliance with the new legislation and maintaining compliance therewith could significantly increase our administrative costs. Significant increases in either compensation or administrative costs could adversely affect our results and cash flows.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases approximately 83,000 total square feet of office space throughout the United States. The majority of this office space is located in Milwaukee, Wisconsin and houses the operations of Corvisa. The executive and administrative offices for the Company are located in Kansas City, Missouri, and consist of 12,142 square feet of leased office space. We also maintain smaller offices in other U.S. locations under leases that expire at varying times from 2015 to 2021.

Item 3. Legal Proceedings

The Company is a party to various legal proceedings. Except as set forth below, these proceedings are of an ordinary and routine nature.

Although it is not possible to predict the outcome of any legal proceeding, in the opinion of management, other than the active proceedings described in detail below, proceedings and actions against the Company should not, individually, or in the aggregate, have a material effect on the Company's financial condition, operations or liquidity. Furthermore, due to the uncertainty of any potential loss as a result of pending litigation and due to the Company's belief that an adverse ruling is not probable, the Company has not accrued a loss contingency related to the following matters in its consolidated financial statements. However, a material outcome in one or more of the active proceedings described below could have a material impact on the results of operations in a particular quarter or fiscal year.

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case included NovaStar Mortgage Funding Corporation (“NMFC”), a wholly-owned subsidiary of the Company, and its individual directors, several securitization trusts sponsored by the Company (“affiliated defendants”) and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. The plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by the plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff's claims, which the court granted on March 31, 2011, with leave to amend. The plaintiff filed a second amended complaint on May 16, 2011, and the Company again filed a motion to dismiss. On March 29, 2012, the court dismissed the plaintiff's second amended complaint with prejudice and without leave to replead. The plaintiff filed an appeal. On March 1, 2013, the appellate court reversed the judgment of the lower court, which had dismissed the case. Also, the appellate court vacated the judgment of the lower court which had held that the plaintiff lacked standing, even as a class representative, to sue on behalf of investors in securities in which plaintiff had not invested, and the appellate court remanded the case back to the lower court for further proceedings. On April 23, 2013 the plaintiff filed its memorandum with the lower court seeking a reconsideration of the earlier dismissal of plaintiff's claims as to five offerings in which plaintiff was not invested, and on February 5, 2015 the lower court granted plaintiff's motion for reconsideration and vacated its earlier dismissal. Given the early stage of the litigation, the Company cannot provide an estimate of the range of any loss. The Company believes that the affiliated defendants have meritorious defenses to the case and expects them to defend the case vigorously.

On June 20, 2011, the National Credit Union Administration Board, as liquidating agent of U.S. Central Federal Credit Union, filed an action against NMFC and numerous other defendants in the United States District Court for the District of Kansas, claiming that the defendants issued or underwrote residential mortgage-backed securities pursuant to allegedly false or misleading registration statements, prospectuses, and/or prospectus supplements. On August 24, 2012, the plaintiff filed an amended complaint making essentially the same claims against NMFC. NMFC filed a motion to dismiss the amended complaint which was denied on September 12, 2013. The defendants had claimed that the case should be dismissed based upon a statute of limitations and sought an appeal of the court's denial of this defense. An interlocutory appeal of this issue was allowed, and on August 27, 2013, the Tenth Circuit affirmed the lower court’s denial of defendants’ motion to dismiss the plaintiff’s claims as being time barred; the appellate court held that the Extender Statute, 12 U.S.C. §1787(b)(14) applied to plaintiff’s claims. On June 16, 2014, the United States Supreme Court granted a petition of NMFC and its co-defendants for certiorari, vacated the ruling of the Tenth Circuit, and remanded the case back to that court for further consideration in light of the Supreme Court’s decision in CTS Corp. v. Waldburger, 134 S. Ct. 2175 (2014). On August 19, 2014, the Tenth Circuit reaffirmed its prior decision, and on October 2, 2014 the defendants filed a petition for writ of certiorari with the Supreme Court, which was denied. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that NMFC has meritorious defenses to the case and expects it to defend the case vigorously.

On February 28, 2013 the Federal Housing Finance Agency, as conservator for the Federal Home Loan Mortgage Corporation (Freddie Mac) and on behalf of the Trustee of the NovaStar Mortgage Funding Trust, Series 2007-1 (the “Trust”), a securitization trust in which the Company retains a residual interest, filed a summons with notice in the Supreme Court of the State of New York, County of New York against Novation Companies, Inc. and NovaStar Mortgage, Inc. (“NMI”), a wholly-owned subsidiary of the Company. The notice provides that this is a breach of contract action with respect to certain, unspecified mortgage loans and defendant's failure to repurchase such loans under the applicable agreements. Plaintiff alleges that defendants, from the closing date of the transaction that created the Trust that mortgage loans that were sold to the Trust, were aware of the breach of the representations and warranties made and failed to notice and cure such breaches, and due to the failure of defendants to cure any breach, notice to defendants would have been futile. The summons with notice was not served until June 28, 2013. By letter dated June 24, 2013, the Trustee of the Trust forwarded a notice from Freddie Mac alleging breaches of representations and warranties with respect to 43 loans, as more fully set forth in included documentation. The 43 loans had an aggregate, original principal balance of about $6.5 million. On August 19, 2013, Deutsche Bank National Trust Company, as Trustee, filed a complaint identifying alleged breaches of representations and warranties with respect to seven loans that were included in the earlier list of 43 loans. Plaintiff also generally alleged a trust-wide breach of representations and warranties by defendants with respect to loans sold and transferred to the trust. Plaintiff seeks specific performance of repurchase obligations; compensatory, consequential, recessionary and equitable damages for breach of contract; specific performance and damages for anticipatory breach of contract; and indemnification (indemnification against NMI only). On October 9, 2013, the Company and NMI filed a motion to dismiss plaintiff’s complaint. This motion to dismiss was withdrawn after plaintiff filed an amended complaint on January 28, 2014, and on March 4, 2014 the Company and NMI filed a motion to dismiss the amended complaint. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that it has meritorious defenses to the case and expects to defend the case vigorously.

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

			Dividends
	High	Low	Date Declared	Date Paid	Amount Per Share
2014
First Quarter	$0.37	$0.23	N/A	N/A	N/A
Second Quarter	0.40	0.24	N/A	N/A	N/A
Third Quarter	0.31	0.23	N/A	N/A	N/A
Fourth Quarter	0.34	0.19	N/A	N/A	N/A
2013
First Quarter	$0.62	$0.42	N/A	N/A	N/A
Second Quarter	0.52	0.36	N/A	N/A	N/A
Third Quarter	0.48	0.30	N/A	N/A	N/A
Fourth Quarter	0.42	0.23	N/A	N/A	N/A

As of February 27, 2015, we had approximately 767 shareholders of record of the Company's common stock, including holders who are nominees for an undetermined number of beneficial owners based upon a review of the securities position listing provided by our transfer agent.

The indentures governing the Company's Senior Notes contain certain restrictive covenants which prohibit the Company and its subsidiaries, from among other things, making any cash dividend or distribution to Novation shareholders. As detailed in the table above, no dividends were declared during 2014 or 2013, nor do we expect to declare any stock dividend distributions in the near future. Should the restrictions be relieved, dividend distributions will be made at the discretion of the Board of Directors and will depend on earnings, financial condition, cost of equity, investment opportunities and other factors as the Board of Directors may deem relevant.

Company Purchases of Equity Securities (dollars in thousands)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (A)
October 1, 2014 – October 31, 2014	—	$—	—	$1,020
November 1, 2014 – November 30, 2014	—	—	—	1,020
December 1, 2014 – December 31, 2014	—	—	—	1,020

(A)
A current report on Form 8-K was filed on October 2, 2000 announcing that the Board of Directors authorized the Company to repurchase its common shares, bringing the total authorization to $9.0 million. The Company has repurchased $8.0 million as of December 31, 2014, leaving approximately $1.0 million of shares that may yet be purchased under the plan. The indentures governing the Company's Senior Notes contain certain restrictive covenants which prohibit the Company and its subsidiaries, from among other things, repurchasing shares of the Company.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report.

Executive Overview
The following Management's Discussion and Analysis of Financial Condition and Operating Results (“MD&A”) should be read in conjunction with the consolidated financial statements of Novation Companies, Inc. and its subsidiaries (the “Company” or “Novation” or “we” or “us”) and the notes thereto as contained in Item 8 of this report. MD&A includes the following sections:

•	Corporate Overview, Background and Strategy – a brief overview of our business, current strategy, and significant recent events.

•	Consolidated Results of Operations – an analysis of our results of operations for the years ended December 31, 2014 and 2013 as presented in our Consolidated Financial Statements.

•
Operating Segment Results of Operations – an analysis of our results of operations for the years ended December 31, 2014 and 2013 as presented in our Consolidated Financial Statements for our reporting segments.

•	Liquidity and Capital Resources – an analysis of our cash flows and financial commitments.

•
Critical Accounting Estimates – a discussion of our critical accounting estimates, which involve a high degree of judgment or complexity. This section also includes the impact of new accounting standards.

Corporate Overview, Background and Strategy
Our Business
We are a Maryland corporation formed on September 13, 1996. We own 100% of Corvisa LLC ("Corvisa"). Corvisa provides cloud-based communication software under the CorvisaOne™ brand and implementation consulting services. This business was formerly known as CorvisaCloud, LLC, but was rebranded to Corvisa subsequent to December 31, 2014.

Corvisa offers a full contact center suite including both inbound and outbound contact center functionality as well as full business phone system functionality. Features of the CorvisaOne™ software include interactive voice response, automated call distribution, campaign dialing, dynamic queues, skills-based routing and a variety of other services, all of which are delivered to clients as part of a comprehensive, fully-hosted cloud solution. CorvisaOne™ can also be integrated to leading CRM and other third party software solutions via our advanced web service, JavaScript and platform integration solutions.

Corvisa also provides implementation consulting services to its own clients as well as clients of a leading customer relationship management (CRM) software provider. Our US-based consultants work with these clients to build their business processes within the CRM software, train their users, integrate other sales, service, or operating systems or provide custom development.

On August 18, 2014, the Company announced that it would be conducting an orderly winding-down of the remaining business and operations of Advent Financial Services LLC (“Advent”); a financial settlement services provider for professional tax preparers nationwide. As discussed in Note 3, the operations of Advent have been classified as discontinued operations for all periods presented.

On April 16, 2014, the Company and the non-controlling members of StreetLinks, a national residential appraisal and mortgage real estate valuation management services company, entered into a purchase and sale agreement with Assurant Services, LLC, a subsidiary of Assurant, Inc. ("Assurant"), pursuant to which Assurant purchased 100% of the outstanding membership units of StreetLinks. See Note 3 to the consolidated financial statements for additional information regarding this transaction. The operations of StreetLinks have been classified as discontinued operations for all periods presented.

The sale of StreetLinks marked a significant strategic shift for Novation. On April 16, 2014, the Company announced that it would be focusing its resources primarily on the business of Corvisa. This decision was based largely on the Company's belief that Corvisa represents a better opportunity for Novation to build long-term shareholder value due to Corvisa's CorvisaOne™ technology platform and the size of its target customer base.

During 2013 the Company and non-controlling owners agreed to dissolve Mango Moving, LLC ("Mango"), a third-party logistics provider within the household goods industry acquired in 2011, and abandon its operations. As discussed in Note 3, the operations of Mango have been classified as discontinued operations for all periods presented.

Prior to 2008, we originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. Although those activities have been discontinued, as a result of those activities, we acquired and own mortgage securities that continue to be a source of our cash flow.

Our Strategy
As previously noted, during 2014 we announced a significant strategic shift with the Company focusing its resources primarily on the business of Corvisa. Given the early-stage nature of this business, it may not contribute to earnings for some time but we believe Corvisa represents a solid investment with the opportunity for future earnings and equity value creation that will benefit shareholders. Management is focused on building Corvisa and creating this long-term value for shareholders.

We use a combination of financial measures prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and non-GAAP financial measures to assess performance. The key performance measures for executive management are:

•	Corvisa gross service fee income;

•	Corvisa gross margin; and

•	consolidated earnings before interest, taxes, depreciation and amortization, as adjusted for share-based compensation ("adjusted EBITDA")

We use adjusted EBITDA, a non-GAAP performance measure, because we believe it reflects the Company’s core operating performance by excluding certain charges, such as share-based compensation, and the impact of the effect of financing and investing activities by eliminating the effects of interest, depreciation and amortization costs. Adjusted EBITDA is included as a complement to results provided in accordance with GAAP because we believe this non-GAAP financial measure helps us explain underlying performance trends in our business and provide useful information to both management and investors. This measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results.

The following table sets forth the key performance metrics for the Company for the years ended December 31, 2014 and 2013, as derived from our consolidated financial statements, and should be read in conjunction with the more detailed information therein and with the disclosure included in this report under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Also included in the following table is a reconciliation of adjusted EBITDA to the most directly comparable GAAP measure, net loss from continuing operations.

Table 1 – Summary of Financial Highlights and Key Performance Metrics (dollars in thousands; except per share amounts)

	December 31,
	2014	2013

Gross Corvisa service fee income	$3,102	$1,472
Corvisa gross margin	$(939)	$359

Reconciliation from net loss to adjusted EBITDA
Net loss from continuing operations	(11,483)	(74,927)
Non-GAAP adjustments:
Interest expense	2,967	3,201
Income tax (benefit) expense	(7,869)	57,737
Depreciation and amortization (A)	1,582	909
Share-based compensation (A)	637	471
Net income attributable to transition services (B)	(797)	—
Adjusted EBITDA	$(14,963)	$(12,609)

(A)	Amounts are included in the cost of services, development, sales and marketing, and general and administrative expense line items of the consolidated statements of operations.

(B)
In connection with the sale of StreetLinks, the Company and Assurant entered into a transition services agreement, pursuant to which the Company agreed to provide ongoing information technology, human resources management and accounting services to StreetLinks for a period of up to eighteen months. Professional service fees earned by the Company under the transition services agreement are included in the service fee income – transition services line on the consolidated statement of operations, while the corresponding costs are included in cost of services – transition services. As the agreed-upon professional services were substantially complete as of December 31, 2014 and will not be recurring, the Company has included the net income related to these services as a reconciling item herein.

Significant 2014 Events

In April 2014, the Company announced a significant strategic shift for Novation with decision to focus its resources primarily on the business of Corvisa. This decision was based largely on the Company's belief that Corvisa represents a better opportunity for Novation to build long-term shareholder value due to Corvisa's CorvisaOne™ technology platform and the size of its target customer base.

On April 16, 2014, the Company and the non-controlling members of StreetLinks, a national residential appraisal and mortgage real estate valuation management services company, entered into a purchase and sale agreement with Assurant, pursuant to which Assurant purchased 100% of the outstanding membership units of StreetLinks.

During August 2014, the Company sold certain intellectual property, software, and customer data of its other operating subsidiary, Advent, to Santa Barbara Tax Products Group, LLC, and announced that it would be conducting an orderly winding-down of the remaining business and operations of Advent. These transactions are discussed further in Note 3 to the consolidated financial statements.

With the recent divestiture activity and strategic shift described above, the Company now operates a single operating subsidiary, Corvisa LLC. As a result, during the fourth quarter of 2014, the Company elected to update the presentation of its consolidated statement of operations to be more consistent with standard practice in the industry in which Corvisa operates. The Company believes that this change will allow for enhanced comparability between Corvisa and not only the peers against which it competes directly, but the industry as a whole. Prior period comparatives have been reclassified to conform to the revised presentation.

Historically, the Company has presented only two categories of operating expenses during a given period: Cost of services and Selling, general, and administrative expenses. Under the revised presentation, however, the Company has presented four categories of operating expenses: Cost of services, Development, Sales and marketing, and General and administrative. As previously noted, prior period comparatives have been reclassified to the appropriate expense categories. What follows is a brief summary of the costs included within each category.

•
Cost of services. Direct costs of the Cloud Software as a Service (SaaS) segment's communications services consist primarily of expenses incurred to host and support our CorvisaOne™ software, co-location and data charges, fees paid to third party telecommunications carriers for usage, software license fees and royalty expenses, depreciation expense associated with capitalized software related to these services, and allocated overhead, such as occupancy charges and IT infrastructure. Direct costs of the Cloud SaaS segment's professional services consist almost entirely of the compensation and related expenses of those individuals providing professional services.

•
Development. Development costs consist primarily of non-capitalized salaries and related expenses for our development personnel, and allocated overhead. Our development efforts are focused on adding new features and services, integrating licensed technologies, increasing the functionality and security of our CorvisaOne™ software, and enhancing the ease of use of this software.

•
Sales and marketing. Sales and marketing costs consist primarily of salaries and related expenses for our sales and marketing staff, commissions, advertising, purchases of leads from third parties, and allocated overhead.

•
General and administrative. General and administrative expenses consist of salaries and related expenses for finance and accounting, legal, internal audit, human resources and management information systems personnel, professional fees, other corporate expenses, and allocated overhead.

Consolidated Results of Operations
Year ended December 31, 2014 as Compared to the Year Ended December 31, 2013
Service Fee Income and Cost of Services
On a consolidated basis, service fee income increased to $2.8 million in 2014 from $1.3 million in 2013. This increase was driven primarily by the growth of Corvisa and its customer base. For additional discussion regarding the facts and circumstances contributing to this increase, see the operating segment results of operations discussion below.

Service Fee Income and Cost of Services – Transition Services
In connection with the sale of StreetLinks, the Company and Assurant entered into a transition services agreement, pursuant to which the Company agreed to provide ongoing information technology, human resources management and accounting services to StreetLinks for a period of up to eighteen months. During 2014, the Company earned approximately $2.1 million of professional service fees under the transition services agreement. The cost of services to provide these services totaled approximately $1.3 million and consists primarily of salaries and related expenses. These services were substantially complete as of December 31, 2014.

Interest Income – Mortgage Securities
Interest income on mortgage securities increased to approximately $7.2 million in 2014 from $5.5 million in 2013. The increase was due primarily to lower than anticipated losses on the underlying loan collateral, which led certain securities to begin generating cash-flow during the current year after extended periods of inactivity. Management does not expect this trend to continue on a long-term basis. Instead, the Company expects interest income and cash flow from these securities to decline as the principal on the underlying loan collateral is paid or written down or off.

Development
Development expenses totaled $1.4 million in 2014 compared to $1.0 million in 2013. This increase was driven primarily by the operations of the Cloud SaaS segment, which are discussed further below.

Sales and Marketing
Sales and marketing increased to approximately $4.7 million in 2014 compared to $2.0 million in 2013. This increase was driven entirely by the operations of the Cloud SAAS segment, which are discussed further below.

General and Administrative
On a consolidated basis, general and administrative expenses were materially consistent year over year, with the Company incurring approximately $17.0 million of general and administrative expenses in 2014 compared to $17.2 million in 2013. Fluctuations in general and administrative expenses at the segment level are due primarily to the transfer of the employees and assets of the Corvisa Services subsidiary from the Corporate segment to the Cloud SaaS segment. The Corvisa Services subsidiary formerly provided certain IT, procurement, human resources, and other shared services to the Company's portfolio of operating subsidiaries.

Other Income
Other income was not material in 2014 compared to approximately $0.5 million of income in 2013. Other income for 2013 was comprised primarily of the recovery of $1.1 million of credit losses related to a note receivable, offset by a $0.4 million loss on the abandonment of certain internal-use software of the Cloud SAAS segment. For additional information, see the discussion of the Cloud SaaS operating results below.

Interest Expense
Interest expense was materially consistent year over year, with the Company incurring approximately $3.0 million and $3.2 million of interest expense for 2014 and 2013, respectively. This amount is comprised primarily of interest on the Company's senior debt for all periods presented. See Note 7 to the consolidated financial statements for additional information regarding the Company's borrowings.

Income Tax (Benefit) Expense
During 2014, the Company recorded an income tax benefit from continuing operations of approximately $7.9 million, which relates primarily to current year operating losses from continuing operations and the utilization of a portion of the Company's deferred tax assets to offset the income tax expense from discontinued operations. During 2013, the Company recorded income tax expense of approximately $57.7 million, which represented a discrete event attributable to the adjustment of the valuation allowance against the Company's deferred tax assets. See Note 13 to the consolidated financial statements for further details regarding the Company's income tax provision and deferred tax assets.

During the years ended December 31, 2014 and 2013, the impact of general price inflation on our financial position and results of operations was not significant.

Operating Segment Results of Operations
Year ended December 31, 2014 as Compared to the Year Ended December 31, 2013
Cloud SaaS
We earn communications services fees through software licenses, inbound and outbound minute usage, ancillary fees, and implementation services. Once implemented, clients pay a software as a service (SaaS) fee for a contact center seat license or business phone system license, as well as a per minute fee for inbound and outbound minutes used. Minute fees can also be generated from the use of our platform and legacy interactive voice response software. Cost of Services represents the direct costs of providing these services, fees to third party telecommunications carriers, compensation-related expenses for customer support personnel, and other expenses necessary to complete the services performed.

We also earn professional service fees for providing CRM implementation, support and administrative services to our clients. Cost of services includes the direct costs of providing these services, which consist primarily of compensation-related expenses.

Following is an analysis of the results of operations from the Cloud SaaS segment.

Table 2 – Cloud SaaS Segment Operations (dollars in thousands, except unit amounts)

	For the Year Ended December 31,		For the Year Ended December 31,
	2014		2013
	Total	%	Total	%
Service fee income:
Professional services	$1,875	60.4%	$1,144	77.7%
Communications services	1,227	39.6	328	22.3
Total service fee income (A)	3,102	100.0	1,472	100.0

Cost of services	4,041	130.3	1,113	75.6
Development	1,298	41.8	980	66.6
Sales and marketing	4,800	154.7	2,299	156.2
General and administrative	5,500	177.3	1,154	78.4
Total expenses	15,639	504.2	5,546	376.8

Other income (expense), net	1	—	(435)	(29.6)

Net loss before income taxes	$(12,536)	(404.1)%	$(4,509)	(306.3)%

(A)	Amount includes approximately $0.3 million and $0.1 million of intersegment service fee income for 2014 and 2013, respectively. These amounts are eliminated upon consolidation.

Service Fee Income
Service fee income in the Cloud SaaS segment totaled $3.1 million in 2014 compared to $1.5 million in 2013. This increase was driven by growth across the Cloud SaaS segment's product and service offerings due in part to the timing of the launch of the CorvisaOne™ solution in 2013, and in part to more aggressive sales efforts in 2014. These efforts included a reorganization of Corvisa's sales and marketing function, an increase in the headcount of Corvisa's sales and marketing function, and purchases of leads from external sources.

Direct Cost of Services
Cost of services increased to $4.0 million in 2014 from $1.1 million in 2013. This increase was partly driven by the current year growth in sales of our communications services offerings, which resulted in an increase in usage-related fees paid to third party telecommunications carriers and certain software license fees. Also driving the increase in cost of services both in total dollars and as a percentage of service fee income was the growth in the headcount of our customer support and professional services personnel, certain software royalty expenses, and depreciation expense related to our internally developed software. As this segment is still in the early stages of development, Management continues to identify and explore opportunities to scale the business and improve the efficiency of operations with the intent to generate positive margins.

Development
Development costs totaled $1.3 million in 2014 compared to $1.0 million in 2013. This increase was due primarily to growth in the headcount of Corvisa's development personnel. In addition to fluctuations in headcount, development expenses can vary period over period based on a number of other factors including, but not limited to, the stage of the Company's various development projects within the software development lifecycle and the existence of the technology necessary for the Company's development projects to achieve their targeted performance requirements. In periods where a significant number of projects are within the application development stage, development costs may decline due to the capitalization of these costs as internal use software. Conversely, in periods where substantial development effort is devoted to projects for which the necessary technology does not currently exist, development costs that would normally be capitalized would be expensed as incurred until the technology was proven and the preliminary project stage was completed.

Sales and Marketing
Sales and marketing expenses increased to $4.8 million in 2014 from $2.3 million in 2013. As noted within the service fee income discussion above, this increase was due primarily to the growth in the headcount of Corvisa's sales and marketing function and purchases of leads from external sources.

General and Administrative
General and administrative expenses totaled $5.5 million in 2014 compared to $1.2 million in 2013. As noted within the consolidated results of operations discussion above, this increase was driven primarily by the transfer of the employees and assets of the Corvisa Services subsidiary from the Corporate segment to the Cloud SaaS segment. The Corvisa Services subsidiary formerly provided certain IT, procurement, human resources, and other shared services to the Company's portfolio of operating subsidiaries.

As this segment is still in the early stages of development, general and administrative expenses are significantly higher as a percentage of both service fee income and total operating expenses than we would anticipate going forward. As we continue to grow and develop this business, we anticipate this percentage will decline, as many of these costs should not increase proportionate to production.

Other income (expense)
Other income (expense) was not material in 2014. The 2013 amount was comprised primarily of a $0.4 million loss on the abandonment of internal use software associated with an earlier instance of the CorvisaOne™ software solution. Early builds of the software were developed on a third party platform that, it was later determined, would not allow Corvisa to make the necessary system enhancements to ensure a quality product. As such, Corvisa abandoned the original development on the software and built its own platform on which to develop its software solution.

Liquidity and Capital Resources
As of December 31, 2014, we held approximately $5.3 million in unrestricted cash and cash equivalents and $0.6 million of restricted cash, which is included in the other assets line item on the consolidated balance sheet. Restricted cash is held primarily in money market funds and time deposits and relates to our legacy mortgage lending activities and lease arrangements. The release of amounts related to our legacy mortgage lending activities from restriction is at the sole discretion of the counterparty. Amounts related to our lease arrangements will be released from restriction periodically over the term of the lease.

In addition to unrestricted and restricted cash and cash equivalents, the Company held approximately $42.5 million in corporate notes and bonds, agency securities, and commercial paper held in an investment portfolio with a major financial institution. These securities were classified as available-for-sale as of December 31, 2014 and are included in the marketable securities, current and marketable securities, non-current line items on the consolidated balance sheet. While the classification of these securities is based on the original maturities of the underlying investment, both the short and long-term components of our marketable securities portfolio could be readily converted to cash, if needed.

Our current projections indicate that sufficient cash and cash flows are and will be available to meet payment needs. It is important to note, though, that our mortgage securities cash flows are volatile and uncertain, and the amounts we receive could vary materially from our projections. Further, given the early stage nature of Corvisa, this business may not contribute to quarterly earnings for some time as it continues to invest for long-term growth. However, we believe that the proceeds from the StreetLinks sale will be sufficient to offset any reductions in our mortgage securities cash flows, as well as absorb the operating cash needs of Corvisa until this business is able to generate positive cash flows on a consistent basis. As discussed under the heading “Item 3. Legal Proceedings” of Part I of this report, we are also the subject of various legal proceedings, the outcomes of which are uncertain. We may also face demands in the future that are unknown to us today related to our legacy lending and servicing operations. Management believes that its current operations and its available cash are sufficient for the Company to discharge its liabilities and meet its commitments in the normal course of business.

The indentures governing the Senior Notes (the “Indentures”) contain restrictive covenants (the “Negative Covenants”) subject to exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit NCI and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring our shares or equity in our subsidiaries, making payment on our debt securities that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in our subsidiaries or all or substantially all of the assets of our subsidiaries. The Senior Notes accrue interest at a rate of 1.0% until the earlier of (a) the completion of an equity offering by NCI or our subsidiaries that results in proceeds of $40 million or more or (b) January 1, 2016. Thereafter, the Senior Notes will accrue interest at a rate of three-month LIBOR plus 3.5% (the “Full Rate”). Interest on the Senior Notes is paid on a quarterly basis and no principal payments are due until the Senior Notes mature on March 30, 2033. The Negative Covenants remain in effect until both of the following conditions are met: 1) the Senior Notes begin accruing interest at the Full Rate, and 2) the Company satisfies certain financial covenants (the “Financial Covenants”). Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95%. As the Senior Notes were not accruing interest at the Full Rate, the Negative Covenants, as defined above, were still in effect as of December 31, 2014 and 2013. Compliance with the Financial Covenants is required only when the Company seeks to take action prohibited by the Negative Covenants that has not been approved by the holders of the Senior Notes.

As discussed in Note 3, the Company and the non-controlling members of StreetLinks entered into a purchase and sale agreement with Assurant, pursuant to which Assurant purchased 100% of the outstanding membership units of StreetLinks. The sale of a subsidiary is not prohibited by the Negative Covenants, provided that the sale is at fair market value and the proceeds are reinvested in the Company. As such, the Company was in compliance with all Negative Covenants as of December 31, 2014 and 2013, and therefore the Company was under no obligation to comply with the Financial Covenants during these periods.

Overview of Cash Flow for the Year Ended December 31, 2014
The following table provides a summary of our operating, investing and financing cash flows as taken from our consolidated statements of cash flows for 2014 and 2013.

Table 3 – Summary of Operating, Investing and Financing Cash Flows (dollars in thousands)

	For the Year Ended December 31,
	2014	2013
Consolidated Statements of Cash Flows:
Cash flows used in operating activities of continuing operations	$(6,947)	$(8,767)
Cash flows provided by (used in) investing activities of continuing operations	8,561	(18)
Cash flows (used in) provided by financing activities of continuing operations	(2,086)	5,740

Operating Activities
The decrease in net cash flows used in operating activities to approximately $6.9 million during 2014 from approximately $8.8 million during 2013 is driven primarily by collections of amounts due from discontinued operations offset by the operations of Corvisa.

Investing Activities
The increase in net cash flows provided by investing activities is due primarily to the cash proceeds received from the sale of StreetLinks and proceeds from maturities of marketable securities, offset by purchases of marketable securities.

Financing Activities
The decrease in net cash flows provided by financing activities when comparing 2014 to 2013 is due primarily to a decrease in cash received from distributions of excess StreetLinks capital. Further contributing to the decrease in cash flows provided by financing activities is the increase in cash payments for capital contributions to discontinued entities.

Contractual Obligations
We have entered into certain long-term debt and lease agreements which obligate us to make future payments to satisfy the related contractual obligations. The following table summarizes our contractual obligations as of December 31, 2014.

Table 4 – Contractual Obligations (dollars in thousands)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Senior notes (A)	$170,213	$871	$7,661	$8,756	$152,925
Operating leases	8,112	1,396	3,039	2,232	1,445
Capital leases	406	280	126	—	—
Minimum royalties	1,750	500	1,250	—	—
Data center services	483	243	240	—	—
Total obligations	$180,964	$3,290	$12,316	$10,988	$154,370

(A)
In computing the future obligations relating to the Senior Notes, interest payments are calculated using an interest rate of 1.0% per annum until January 2016 and the estimated future Full Rates thereafter, as based on current forward rate curves. The Senior Notes are assumed to mature in March 2033. The Senior Notes, including the actual interest rates, are described in detail in Note 7 to our consolidated financial statements.

The estimated liability associated with uncertain tax positions of $0.5 million which is included in the other liabilities line item of the noncurrent liabilities section of the consolidated balance sheet as of December 31, 2014, are not included in the table above as the timing of payment cannot be reasonably or reliably estimated.

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

•	prepayment penalties received from borrowers who pay off their loans early in their term; and

•	overcollateralization which is designed to protect the primary bondholder from credit loss on the underlying loans.
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
At each reporting date, the fair value of the residual securities is estimated based on the present value of future expected cash flows to be received. Management’s best estimate of key assumptions, including credit losses, prepayment speeds, expected call dates, market discount rates and forward yield curves commensurate with the risks involved, are used in estimating future cash flows. See Note 10 to the consolidated financial statements for the current fair value of our residual securities.

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

Impact of Recently Issued Accounting Pronouncements
In August 2014, the FASB issued Accounting Standards Updated ("ASU") 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. This new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” This ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company does not expect this guidance to have a significant impact on the Company’s financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. Compared with current U.S. GAAP, this ASU also requires significantly expanded disclosures about revenue recognition. This ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early application is not permitted. The Company is evaluating the impact of ASU 2014-09 on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of this standard on its ongoing financial reporting.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued-operations criteria. The FASB issued this ASU to provide more decision-useful information and to make it more difficult for a disposal transaction to qualify as a discontinued operation. This ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. Early adoption is permitted. The impact of the adoption of ASU 2014-08 on the Company's financial statements will be based on future disposal activity.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

NOVATION COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

	December 31, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$5,296	$5,768
Marketable securities, current	29,815	3,728
Service fee receivable, net of allowance of $66 and $14, respectively	729	424
Other current assets	1,687	1,648
Current assets of discontinued operations	649	11,069
Total current assets	38,176	22,637
Non-Current Assets
Marketable securities, non-current	16,012	—
Property and equipment, net of accumulated depreciation	5,632	3,596
Deferred income tax asset, net	968	1,101
Other assets	1,391	760
Non-current assets of discontinued operations	—	5,948
Total non-current assets	24,003	11,405
Total assets	$62,179	$34,042

Liabilities and Shareholders' Deficit
Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$4,388	$2,391
Deferred income tax liability, net	968	1,101
Other current liabilities	942	1,561
Current liabilities of discontinued operations	875	8,312
Total current liabilities	7,173	13,365
Non-Current Liabilities
Senior notes	85,937	83,867
Other liabilities	622	3,666
Non-current liabilities of discontinued operations	1,797	1,364
Total non-current liabilities	88,356	88,897
Total liabilities	95,529	102,262

Commitments and contingencies (Note 8)

Shareholders' deficit:
Capital stock, $0.01 par value per share, 120,000,000 shares authorized:
Common stock, 91,479,519 shares issued and outstanding	915	915
Additional paid-in capital	743,919	739,468
Accumulated deficit	(780,803)	(811,742)
Accumulated other comprehensive income	2,619	3,103
Total Novation Companies, Inc. shareholders' deficit	(33,350)	(68,256)
Noncontrolling interests	—	36
Total shareholders' deficit	(33,350)	(68,220)
Total liabilities and shareholders' deficit	$62,179	$34,042

See notes to consolidated financial statements.

NOVATION COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2014	2013
Income and Revenues:
Service fee income	$2,756	$1,345
Service fee income – transition services	2,117	—
Interest income – mortgage securities	7,192	5,468
Total	12,065	6,813

Operating Expenses:
Cost of services	4,064	1,044
Cost of services – transition services	1,320	—
Development	1,397	1,006
Sales and marketing	4,748	2,019
General and administrative	17,016	17,192
Total	28,545	21,261

Other income	95	459
Interest expense	(2,967)	(3,201)

Loss from continuing operations before income taxes	(19,352)	(17,190)
Income tax (benefit) expense	(7,869)	57,737
Net loss from continuing operations	(11,483)	(74,927)
Income from discontinued operations, net of income taxes	42,422	7,415
Net income (loss)	30,939	(67,512)
Less: Net income attributable to noncontrolling interests	—	17
Net income (loss) attributable to Novation	$30,939	$(67,529)

Earnings Per Common Share attributable to Novation:
Basic	$0.34	$(0.74)
Diluted	$0.34	$(0.74)
Weighted average basic common shares outstanding	90,926,111	90,776,211
Weighted average diluted common shares outstanding	90,926,111	90,776,211

See notes to consolidated financial statements.

NOVATION COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	For the Year Ended December 31,
	2014	2013
Net income (loss)	$30,939	$(67,512)
Other comprehensive income (loss):
Change in unrealized gain on marketable securities – available-for-sale	(484)	(198)
Total comprehensive income (loss)	30,455	(67,710)
Comprehensive income (loss) attributable to noncontrolling interests:
Less: Net income attributable to noncontrolling interests	—	17
Total comprehensive income (loss) attributable to Novation	$30,455	$(67,727)

See notes to consolidated financial statements.

NOVATION COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(dollars in thousands, except share amounts)

	Total NCI Shareholders' Deficit
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Deficit
Balance, December 31, 2013	$915	$739,468	$(811,742)	$3,103	$36	$(68,220)
Compensation recognized under stock compensation plans	—	637	—	—	—	637
Distributions to noncontrolling interests	—	—	—	—	(5)	(5)
Exchange of membership interests for forgiveness of note payable	—	3,814	—	—	107	3,921
Other changes in noncontrolling interests	—	—	—	—	(138)	(138)
Net income	—	—	30,939	—	—	30,939
Other comprehensive loss	—	—	—	(484)	—	(484)
Balance, December 31, 2014	$915	$743,919	$(780,803)	$2,619	$—	$(33,350)
						Continued

	Total NCI Shareholders’ Deficit
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Deficit
Balance, December 31, 2012	$915	$740,171	$(744,213)	$3,301	$(2,198)	$(2,024)
Compensation recognized under stock compensation plans	—	471	—	—	—	471
Contributions from noncontrolling interests	—	—	—	—	159	159
Distributions to noncontrolling interests	—	—	—	—	(776)	(776)
Acquisition of noncontrolling interests	—	(2,944)	—	—	2,332	(612)
Other changes in noncontrolling interests	—	—	—	—	502	502
Adjustment to estimated accrued offering costs	—	1,770	—	—	—	1,770
Net (loss) income	—	—	(67,529)	—	17	(67,512)
Other comprehensive loss	—	—	—	(198)	—	(198)
Balance, December 31, 2013	$915	$739,468	$(811,742)	$3,103	$36	$(68,220)

See notes to consolidated financial statements.						Concluded

NOVATION COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$30,939	$(67,512)
Income from discontinued operations, net of income taxes	42,422	7,415
Net loss from continuing operations	(11,483)	(74,927)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Accretion of marketable securities, net	(501)	(770)
Provision for bad debt, net	161	(1,043)
Amortization of deferred debt issuance costs and senior debt discount	2,070	2,139
Loss on investment in subsidiary	—	502
Other non-cash losses, net	292	287
Compensation recognized under stock compensation plans	637	471
Depreciation expense	1,582	909
Eliminations of intercompany activity with discontinued operations	3,092	8,490
Deferred taxes	(7,645)	58,081
Changes in:
Due from discontinued operations	5,688	(2,617)
Service fee receivable	(466)	(421)
Other current assets and liabilities, net	289	113
Other noncurrent assets and liabilities, net	(632)	(472)
Accounts payable and accrued expenses	(31)	491
Net cash used in operating activities of continuing operations	(6,947)	(8,767)
Net cash (used in) provided by operating activities of discontinued operations	(5,350)	4,979
Net cash (used in) provided by operating activities	(12,297)	(3,788)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	12,685	750
Proceeds (payments) from other investing activities, net	5	(102)
Proceeds from paydowns of notes receivable	—	1,721
Proceeds from sale of subsidiary	54,748	—
Purchases of marketable securities	(54,767)	—
Purchases of property and equipment	(3,510)	(2,387)
Purchase of cost method investment	(600)	—
Net cash provided by (used in) investing activities of continuing operations	8,561	(18)
Net cash provided by (used in) investing activities of discontinued operations	455	(930)
Net cash provided by (used in) investing activities	9,016	(948)

Cash flows from financing activities:
Cash payments for contributions of capital to discontinued operations	(2,605)	(991)
Cash receipts from distributions of earnings from discontinued operations	774	8,314
Acquisition of noncontrolling interest	—	(612)
Principal payments under capital leases	(255)	(221)
Paydowns of note payable to related party	—	(750)
Net cash (used in) provided by financing activities of continuing operations	(2,086)	5,740
Net cash provided by (used in) financing activities of discontinued operations	1,754	(8,099)
Net cash used in financing activities	(332)	(2,359)

	Continued

NOVATION COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended December 31,
	2014	2013

Net decrease in cash and cash equivalents of continuing operations	$(472)	$(3,045)
Cash and cash equivalents of continuing operations, beginning of period	5,768	8,813
Cash and cash equivalents of continuing operations, end of period	$5,296	$5,768

Net decrease in cash and cash equivalents of discontinued operations	$(3,141)	$(4,050)
Cash and cash equivalents of discontinued operations, beginning of period	3,499	7,549
Cash and cash equivalents of discontinued operations, end of period	$358	$3,499

Supplemental Disclosure of Cash Flow Information
(dollars in thousands)

	For the Year Ended December 31,
	2014	2013
Cash paid for interest	$927	$1,039
Cash received from income taxes, net	48	6
Cash received on mortgage securities - available-for-sale with no cost basis	6,479	4,698
Non-cash investing and financing activities:
Exchange of membership interests for forgiveness of note payable	3,921	—
Acquisition of noncontrolling interest for extinguishment of intercompany debt	—	1,863
Adjustment to estimated accrued offering costs	—	1,770
Assets acquired under capital lease	167	354

See notes to consolidated financial statements.		Concluded

NOVATION COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Business Plan and Liquidity

Description of Operations. Novation Companies, Inc. (the “Company” or “Novation” or “we” or “us”) acquires and operates technology-enabled service businesses, with a focus on building and developing these businesses to create long-term value.

The Company owns 100% of Corvisa LLC ("Corvisa"). Corvisa provides cloud-based communication software under the CorvisaOne™ brand and implementation consulting services for its own clients as well as clients of a leading customer relationship management (CRM) software provider. This business was formerly known as CorvisaCloud, LLC, but was rebranded to Corvisa subsequent to year end.

On April 16, 2014 we announced a significant strategic shift for Novation with the decision to focus our resources primarily on the business of Corvisa. This decision was based largely on the Company's belief that Corvisa represents a better opportunity for Novation to build long-term shareholder value due to Corvisa's CorvisaOne™ technology platform and the size of its target customer base.

On April 16, 2014, the Company and the non-controlling members of StreetLinks, LLC ("StreetLinks"), a national residential appraisal and mortgage real estate valuation management services company, entered into a purchase and sale agreement with Assurant Services, LLC, a subsidiary of Assurant, Inc. ("Assurant"), pursuant to which Assurant purchased 100% of the outstanding membership units of StreetLinks. See Note 3 to the consolidated financial statements for additional information regarding this transaction. The operations of StreetLinks have been classified as discontinued operations for all periods presented.

On August 18, 2014, the Company sold certain intellectual property, software, and customer data of its other operating subsidiary, Advent Financial Services LLC (“Advent”), to Santa Barbara Tax Products Group, LLC, and announced that it would be conducting an orderly winding-down of the remaining business and operations of Advent; a financial settlement services provider for professional tax preparers nationwide. As discussed in Note 3, the operations of Advent have been classified as discontinued operations for all periods presented.

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

Comparability. With the Company's recent divestiture activity and strategic shift, the Company now operates a single operating subsidiary, Corvisa. As a result, during the fourth quarter of 2014, the Company elected to update the presentation of its consolidated statement of operations to be more consistent with standard practice in the industry in which Corvisa operates. The Company believes that this change will allow for enhanced comparability between Corvisa and not only the peers against which it competes directly, but the industry as a whole. Prior period comparatives have been reclassified to conform to the revised presentation.

Historically, the Company has presented only two categories of operating expenses during a given period: Cost of services and Selling, general, and administrative expenses. Under the revised presentation, however, the Company has presented four categories of operating expenses: Cost of services, Development, Sales and marketing, and General and administrative. As previously noted, prior period comparatives have been reclassified to the appropriate expense categories. What follows is a brief summary of the costs included within each category.

•
Cost of services. Direct costs of the Cloud SaaS segment's communications services consist primarily of expenses incurred to host and support our CorvisaOne™ software, co-location and data charges, fees paid to third party telecommunications carriers for usage, software license fees and royalty expenses, depreciation expense associated with capitalized software related to these services, and allocated overhead, such as occupancy charges and IT infrastructure. Direct costs of the Cloud SaaS segment's professional services consist almost entirely of the compensation and related expenses of those individuals providing professional services.

•
Development. Development costs consist primarily of non-capitalized salaries and related expenses for our development personnel, and allocated overhead. Our development efforts are focused on adding new features and services, integrating licensed technologies, increasing the functionality and security of our CorvisaOne™ software, and enhancing the ease of use of this software.

•
Sales and marketing. Sales and marketing costs consist primarily of salaries and related expenses for our sales and marketing staff, commissions, advertising, purchases of leads from third parties, and allocated overhead.

•
General and administrative. General and administrative expenses consist of salaries and related expenses for finance and accounting, legal, internal audit, human resources and management information systems personnel, legal costs, professional fees, other corporate expenses and allocated overhead.

Note 2. Summary of Significant Accounting and Reporting Policies

Cash and Cash Equivalents and Restricted Cash. Cash equivalents consist of liquid investments with an original maturity of three months or less. Cash equivalents are stated at cost, which approximates fair value. Restricted cash includes funds the Company is required to post as cash collateral or transfer to escrow accounts and its release is subject to contractual requirements and time restrictions. The cash may not be released to the Company without the consent of the counterparties, which is generally at their discretion. The cash could also be subject to the indemnification of losses incurred by the counterparties. Restricted cash of $0.6 million is included in the other assets line item of the consolidated balance sheets as of both December 31, 2014 and 2013. Restricted cash is held primarily in money market funds and time deposits and relates to our legacy mortgage lending activities and lease arrangements. Amounts related to our legacy mortgage lending activities will be released from restriction upon the expiration of the related underlying statute of obligations for surety claims. Amounts related to our lease arrangements will be released from restriction periodically over the term of the lease.

The Company maintains cash balances at several major financial institutions in the United States. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $250,000 through December 31, 2014. As of December 31, 2013, approximately 80% of the Company’s cash and cash equivalents, including restricted cash and other short-term depository accounts, were with one institution. At December 31, 2014, no more than 50% of the Company's cash and cash equivalents were with any one institution. The uninsured balances of the Company’s unrestricted cash and cash equivalents, restricted cash and other short-term depository accounts aggregated $5.1 million as of both December 31, 2014 and 2013.

Marketable Securities – Available-for-Sale. Marketable securities are stated at fair value in accordance with the relevant accounting guidance. The Company determines the fair value of its marketable securities based on pricing from our third party service provider and market prices from industry-standard independent data providers. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs) or pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs), such as yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. To the extent observable inputs are not available, as is the case with the Company's mortgage securities – available for sale, the Company estimates fair value using significant unobservable inputs (Level 3 inputs). The methods and processes used to estimate the fair value of the Company's mortgage securities are discussed further below.

Mortgage securities – available-for-sale represent beneficial interests the Company retains in securitization transactions which consist of residual interests (the “residual securities”) in certain components of the cash flows of the underlying mortgage loans to the securitization trusts. As payments are received on the residual securities, the payments are applied to the cost basis of the related mortgage securities. Each period, the accretable yield for each mortgage security is evaluated and, to the extent there has been a change in the estimated cash flows, it is adjusted and applied prospectively. The accretable yield is recorded as interest income with a corresponding increase to the carrying basis of the mortgage security.

The Company estimates the fair value of its residual securities retained based on the present value of future expected cash flows to be received. Management’s best estimate of key assumptions, including credit losses, prepayment speeds, market discount rates and forward yield curves commensurate with the risks involved, are used in estimating future cash flows.

All of the Company's available-for-sale securities are reported at their estimated fair value with unrealized gains and losses reported in accumulated other comprehensive income. To the extent the cost basis of these securities exceeds the estimated fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss. The Company uses the specific identification method in computing realized gains or losses.

Service Fee Receivable and Allowance for Doubtful Accounts. The majority of the Company's service fee receivables relate to the Company's Cloud SaaS segment. Generally, these service fees are invoiced monthly and due within 30 days of receipt of the invoice. The Company maintains an allowance for doubtful accounts at an amount estimated to cover potential uncollectible losses. Management analyzes receivables and historical bad debts, current economic trends and conditions, and the length of time receivables are past due in order to establish the allowance for doubtful accounts. The past due or delinquency status of a receivable is based on the contractual payment terms of the receivable. Reserves for individual accounts are recorded when the Company becomes aware of specific customer circumstances, such as bankruptcy filings, deterioration in the customer’s operating results or financial position, or potential unfavorable outcomes from disputes with customers. The Company charges off uncollectible service fees receivable when receipt of contractually-obligated amounts is not deemed to be probable.

Internal Use Software. The Company capitalizes costs of internally developed software related to its cloud-based contact center, business phone system services and certain projects for internal use incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During 2013, the Company recorded approximately $0.4 million of impairment charges related to internal use software. No such impairment was recorded during 2014.

Revenue Recognition. Corvisa derives its revenue from software subscription fees for its product and from telecommunications minutes used. Corvisa also derives revenue from professional service fees charged for implementation of its contact center solution as well as CRM implementation services.

The Company recognizes revenue when all of the following four criteria are satisfied:

•	there is persuasive evidence of an arrangement;

•	delivery has occurred or services have been rendered;

•	the amount of fees to be paid by the customer is fixed or determinable; and

•	collectability of these fees is reasonably assured.

Subscription revenues are recognized ratably over the estimated life of the customer relationship beginning on the date our service is made available to customers. The Company recognizes usage fees at contractual rates per minute, text, etc. as these services are used. For subscription contracts with multiple elements (software subscription and professional services, such as installation), the Company assesses whether the individual elements have standalone value to the customer upon delivery. Professional services that are not considered to have standalone value to our customers, such as implementation and set-up fees, are deemed to be combined with the subscription service as a single unit of accounting and are recognized ratably over the expected lives of the customer relationships.

For contracts with multiple elements, the Company allocates consideration to the identified units of accounting based on the relative selling price hierarchy set forth in the relevant accounting guidance. The Company determines the selling price for each deliverable using vendor-specific objective evidence ("VSOE") of selling price or third-party evidence ("TPE") of selling price, if it exists. If neither VSOE nor TPE of selling price exist for a deliverable, the Company uses its best estimate of selling price ("BESP") for that deliverable. The Company estimates BESP for a deliverable by considering company-specific factors such as pricing strategies and direct product and other costs.

Professional services sold separately, such as our CRM implementation services, are generally short-term in nature and are recognized as the services are rendered for time and material contracts, and based on the percentage of services completed for fixed price contracts.

For all segments, the Company records deferred revenue when payments are received in advance of performing our service obligations and is recognized in accordance with the above criteria. When the Company is the principal in its transactions with customers, service fee revenues are recorded on a gross basis. Otherwise, service fee revenues are recorded on a net basis.

Cost of Services. Cost of services for Corvisa's communications services consist primarily of expenses incurred to host and support our CorvisaOne™ software, co-location and data charges, fees paid to third party telecommunications carriers for usage, software license fees and royalty expenses, depreciation expense associated with capitalized software related to these services, and allocated overhead, such as occupancy charges and IT infrastructure. Costs of Corvisa's professional services consist almost entirely of the compensation and related expenses of those individuals providing professional services.

Earnings Per Share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is calculated assuming all options, nonvested shares and performance-based awards of the Company's common stock have been exercised, unless the exercise would be antidilutive. See Note 12 to the consolidated financial statements for additional details on earnings per share calculation.

Leases. The Company categorizes leases as as either operating or capital at the inception of the lease. Certain of the Company's lease agreements provide for scheduled rent increases during the lease term, rent holidays, or other incentives. Rent expense is recognized on a straight-line basis over the term of the lease from the time at which the Company takes possession of the property without regard to deferred payment terms, such as rent holidays. Additionally, incentives received are treated as a reduction of costs over the term of the lease.

Income Taxes. The Company had a gross deferred tax asset of $269.6 million and $284.1 million as of December 31, 2014 and 2013, respectively. In determining the amount of deferred tax assets to recognize in the financial statements, the Company evaluates the likelihood of realizing such benefits in future periods. The income tax guidance requires the recognition of a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. Income tax guidance indicates the more likely than not threshold is a level of likelihood that is more than 50%.

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

New Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Updated ("ASU") 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. This new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” This ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company does not expect this guidance to have a significant impact on the Company’s financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. Compared with current U.S. GAAP, this ASU also requires significantly expanded disclosures about revenue recognition. This ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early application is not permitted. The Company is evaluating the impact of ASU 2014-09 on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of this standard on its ongoing financial reporting.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued-operations criteria. The FASB issued this ASU to provide more decision-useful information and to make it more difficult for a disposal transaction to qualify as a discontinued operation. This ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. Early adoption is permitted. The impact of the adoption of ASU 2014-08 on the Company's financial statements will be based on future disposal activity.

Note 3. Divestitures

Advent Financial Services, LLC (Financial Intermediary Segment)

On August 18, 2014, Advent sold certain intellectual property, software, and customer data to Santa Barbara Tax Products Group, LLC, for cash consideration of $1.0 million paid at closing. The transaction resulted in a gain of approximately $0.8 million, which is included in net income from discontinued operations on the consolidated statement of operations.

Also on August 18, 2014, the Company announced that it was conducting an orderly winding-down of Advent’s remaining business and operations. As the run-off operations are substantially complete, and as the Company will not have any significant continuing involvement in Advent, the operations of Advent have been classified as discontinued operations for all periods presented.

StreetLinks LLC (Appraisal Management Segment)

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

The transaction resulted in a gain of approximately $48.2 million, which is included in the net income from discontinued operations line on the consolidated statement of operations. Also included in net income from discontinued operations are approximately $1.8 million of transaction-related expenses, such as legal and consulting fees.

In connection with the sale, the Company and Assurant also entered into a transition services agreement, pursuant to which the Company will provide ongoing information technology, human resources management and accounting services to StreetLinks for a period of up to eighteen months. The cash flows related to these services are not significant to StreetLinks. The Company will have no significant continuing involvement with StreetLinks beyond the transition services. Professional service fees earned by the Company under the transition services agreement are included in the service fee income – transition services line on the consolidated statement of operations, while the corresponding costs are included in cost of services – transition services. The agreed-upon professional services were substantially complete as of December 31, 2014.

The Company has also executed a Non-Competition, Non-Solicitation and Non-Disclosure Agreement with StreetLinks providing that Novation will be prohibited from competing in the real estate appraisal management or valuation services business for a period of four years.

Mango Moving LLC (Logistics Segment)

Because of continued capital demands and difficulties generating positive cash flows or earnings, effective February 27, 2013, the Company committed to a plan to abandon the operations of Mango, which comprised the Company's entire Logistics segment. The run-off operations of Mango ceased during the first quarter of 2013, and the Company has not and will not have any significant continuing involvement in Mango.

Results of Discontinued Operations

For the year ended December 31, 2014, net income from discontinued operations consists of the net operating income and losses of the disposed entities and any necessary eliminations through the date of sale or disposal, the gain on the sale of StreetLinks and any transaction-related expenses, income tax expense, and the gain on the sale of Advent intellectual property. For the year ended December 31, 2013, net income from discontinued operations consists of the net operating income and losses of the disposed entities and any necessary eliminations and income tax expense.

The results of the Company's discontinued operations are summarized below (dollars in thousands):

	For the Year Ended December 31,
	2014	2013

Service fee income	$38,021	$152,856

Income from discontinued operations before income taxes	$50,618	$12,434
Income tax expense	8,196	5,019
Income from discontinued operations, net of income taxes	$42,422	$7,415

The assets and liabilities of discontinued operations as of December 31, 2014 relate entirely to Advent. As of December 31, 2014, the current liabilities of discontinued operations were comprised primarily of unclaimed funds and fees withheld from Advent's business partners for various violations of Advent's compliance program. The Company anticipates that any unclaimed funds will be escheated to the applicable state in accordance with unclaimed property laws. Obligations relating to fees withheld from business partners will be resolved when claims are received or when the statute of limitations for the related contractual obligation expires.

Noncurrent liabilities of discontinued operations consist entirely of fees withheld from business partners for various violations of Advent's compliance program. The classification of these fees held as current versus noncurrent is dependent on the nature of the compliance violation and the tax year during which the violation occurred.

The major classes of assets and liabilities of discontinued operations as of December 31, 2014 and December 31, 2013 are detailed below (dollars in thousands).

	December 31, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$358	$3,499
Service fee receivable, net	—	4,850
Other current assets	291	2,720
Total current assets	649	11,069
Non-Current Assets
Property and equipment, net of accumulated depreciation	—	1,329
Goodwill	—	3,170
Other assets	—	1,449
Total non-current assets	—	5,948
Total assets	$649	$17,017

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$875	$7,468
Other current liabilities	—	844
Total current liabilities (A)	875	8,312
Non-Current Liabilities
Other liabilities	1,797	1,364
Total non-current liabilities	1,797	1,364
Total liabilities (A)	$2,672	$9,676

(A)
Excludes amounts due to Novation of approximately $0.7 million and $6.4 million as of December 31, 2014 and December 31, 2013, respectively. These amounts are eliminated upon consolidation and, therefore, are not included in the consolidated balance sheets for any periods presented.

Note 4. Business Combinations and Consolidation

Prior to 2013, the Company entered into a Membership Interest Purchase Agreement (the "Unit Purchase Agreement") with its Chief Operating Officer, Mr. Steve Haslam, pursuant to which Mr. Haslam sold 1,927 units in StreetLinks to the Company in exchange for a total purchase price of $6.1 million, payable in quarterly installments. At the time of the original transaction, Mr. Haslam's units represented approximately 5% of the outstanding StreetLinks membership units. On April 16, 2014, the Company and Mr. Haslam agreed to terminate the Unit Purchase Agreement. In full satisfaction of the Company's outstanding obligations under the Unit Purchase Agreement, which are discussed further in Note 7 to the consolidated financial statements, the Company transferred back to Mr. Haslam 1,218 StreetLinks membership units (approximately 3% of StreetLinks), which represents the portion of the membership units attributable to the $3.9 million in unpaid installment payments and $0.2 million in interest remaining under the Unit Purchase Agreement. The termination of the Unit Purchase Agreement and simultaneous transfer of 1,218 StreetLinks membership units to Mr. Haslam reduced the Company's ownership interest to approximately 88% as of April 16, 2014.

During the fourth quarter of 2013, the Company, through a series of transactions with the minority owners of Corvisa, acquired the remaining 15% ownership stake in Corvisa for a total purchase price of approximately $0.6 million. These transactions increased the Company's ownership interest in Corvisa to 100% as of December 31, 2013.

Prior to 2012, Advent entered into a revolving note and revolving credit agreement (the "Advent Agreements") with the Company whereby the noncontrolling members of Advent pledged their membership interests as security for Advent's obligations under the Advent Agreements. As a result of Advent's default under the Advent Agreements, during the second quarter of 2013 the Company foreclosed on the membership interests of the noncontrolling members in full satisfaction of Advent's outstanding intercompany debt obligations. At the time of foreclosure, Advent's noncontrolling members held approximately 22% of the outstanding membership interests. Therefore, the foreclosure raised the Company's ownership interest in Advent to 100% as of December 31, 2013. In accordance with the relevant accounting guidance, this debt extinguishment was treated as an equity transaction, reducing both additional paid-in capital and Advent's noncontrolling interest deficit by approximately $1.9 million on a consolidated basis with no corresponding gain or loss recognized in the consolidated statement of operations.

Note 5. Marketable Securities

The following table presents certain information on the Company's portfolio of available-for-sale securities as of December 31, 2014 and 2013 (dollars in thousands):

	As of December 31, 2014
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities, current
Corporate notes and bonds	$24,462	$—	$(26)	$24,436
Commercial paper	1,998	—	—	1,998
Mortgage securities	682	2,699	—	3,381
Total	$27,142	$2,699	$(26)	$29,815

Marketable securities, non-current
Corporate notes and bonds	$15,066	$—	$(52)	$15,014
Agency securities	1,000	—	(2)	998
Total	$16,066	$—	$(54)	$16,012

	As of December 31, 2013
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities, current
Mortgage securities	$625	$3,103	$—	$3,728

Prior to 2008, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. As a result of those activities, we acquired mortgage securities that continue to be a source of our earnings and cash flow. As of December 31, 2014 and 2013, these mortgage securities consisted entirely of the Company's investment in the residual securities issued by securitization trusts sponsored by the Company. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds.

There were no other-than-temporary impairments relating to available-for-sale securities for 2014 and 2013. The average remaining maturities of the Company’s short-term and long-term available-for-sale investments as of December 31, 2014 were approximately six and nineteen months, respectively. Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments. See Note 10 to the consolidated financial statements for details on the Company's fair value methodology.

The following table relates to the securitizations where the Company retained an interest in the assets issued by the securitization trust (dollars in thousands):

	Size/Principal Outstanding (A)	Assets on Balance Sheet (B)	Liabilities on Balance Sheet	Maximum Exposure to Loss(C)	Year to Date Loss on Sale	Year to Date Cash Flows
December 31, 2014	$4,062,068	$3,381	$—	$3,381	$—	$7,136
December 31, 2013	4,811,987	3,728	—	3,728	—	5,448

(A)	Size/Principal Outstanding reflects the estimated principal of the underlying assets held by the securitization trust.

(B)	Assets on balance sheet are securities issued by the entity and are recorded in the current marketable securities line item of the consolidated balance sheets.

(C)	The maximum exposure to loss includes the assets held by the Company. The maximum exposure to loss assumes a total loss on the referenced assets held by the securitization trust.

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

Maintenance and repairs are charged to expense. Major renewals and improvements are capitalized. Gains and losses on dispositions are credited or charged to earnings as incurred. Depreciation and amortization expense relating to property and equipment was $1.6 million and $0.9 million for the years ended December 31, 2014 and 2013, respectively.

The following table shows the Company's property and equipment, net as of December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014	December 31, 2013
Furniture, fixtures and office equipment	$756	$509
Hardware and computer equipment	3,388	2,382
Software	4,384	2,309
Leasehold improvements	905	727
Total Cost	9,433	5,927
Less: Accumulated depreciation and amortization	(3,801)	(2,331)
Property and equipment, net	$5,632	$3,596

The hardware and computer equipment amount above includes gross assets under capital leases of $0.9 million and $0.7 million as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, respectively, accumulated depreciation and amortization of these assets totaled approximately $0.6 million and $0.3 million.

Note 7. Borrowings

Senior Notes. The Company has outstanding unsecured senior notes pursuant to three indentures (collectively, the “Senior Notes”) with an aggregate principal balance of $85.9 million. The Senior Notes were created through an exchange of the Company's previously outstanding junior subordinated notes that occurred prior to 2012. This exchange was considered a modification of a debt instrument for accounting purposes, therefore the Company used the effective interest method to accrete from the existing balance as of the modification date to $85.9 million and $83.9 million as of December 31, 2014 and December 31, 2013, respectively.

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

The indentures governing the Senior Notes (the “Indentures”) contain certain restrictive covenants (the “Negative Covenants”) subject to certain exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit the Company and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring shares of the Company or its subsidiaries, making payment on debt securities of the Company that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in its subsidiaries or all or substantially all of the assets of its subsidiaries. The Negative Covenants remain in effect until both of the following conditions are met: 1) the Senior Notes begin accruing interest at the Full Rate, and 2) the Company satisfies certain financial covenants (the “Financial Covenants”). Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95%. As the Senior Notes were not accruing interest at the Full Rate, the Negative Covenants, as defined above, were still in effect as of December 31, 2014 and 2013. Compliance with the Financial Covenants is required only when the Company seeks to take action prohibited by the Negative Covenants that has not been approved by the holders of the Senior Notes.

As discussed in Note 3, the Company and the non-controlling members of StreetLinks entered into a purchase and sale agreement with Assurant, pursuant to which Assurant purchased 100% of the outstanding membership units of StreetLinks. The sale of a subsidiary is not prohibited by the Negative Covenants provided that the sale is at fair market value and the proceeds are reinvested in the Company. As such, the Company was in compliance with all Negative Covenants as of both December 31, 2014 and 2013, and therefore the Company was under no obligation to comply with the Financial Covenants during these periods.

Note Payable to Related Party. As detailed in Note 4, on April 16, 2014, the Company and Mr. Haslam agreed to terminate the Unit Purchase Agreement. In full satisfaction of the Company's outstanding obligation under the Unit Purchase Agreement, the Company transferred back to Mr. Haslam 1,218 StreetLinks membership units, which represents the portion of the membership units attributable to the $3.9 million in unpaid installment payments and $0.2 million in interest remaining under the Unit Purchase Agreement.

As of December 31, 2013, current maturities of the note payable to Mr. Haslam under the Unit Purchase Agreement of approximately $1.3 million and noncurrent maturities of approximately $2.6 million are included in the other current liabilities and other liabilities line items, respectively, in the Company's consolidated balance sheets.

Capital Leases. The Company leases hardware and computer equipment under capital leases. These capital leases are payable in 36 monthly installments and mature between July 2015 and July 2017. As of December 31, 2014 and 2013, current maturities of obligations under capital leases were approximately $0.3 million and $0.2 million, respectively. Noncurrent maturities of obligations under capital leases were approximately $0.1 million and $0.2 million, as of December 31, 2014 and 2013, respectively. Due to the immaterial nature of these obligations with regard to the Company's financial statements as a whole, current maturities and noncurrent maturities of capital leases are included in the other current liabilities and other liabilities line items, respectively, in the Company's consolidated balance sheets.

Note 8. Commitments and Contingencies

Commitments. In September 2014, Steve Haslam, who was then Senior Vice President and Chief Operating Officer of the Company, announced that, in lieu of accepting a new role with the Company and relocating, he was retiring from the Company effective October 1, 2014. Pursuant to the terms of his Employment Agreement dated March 8, 2012, Mr. Haslam elected to terminate his employment for “Good Reason” in connection with the new position and relocation offered to him. In addition to accrued but unpaid salary and other benefits, Mr. Haslam will be paid $0.4 million in severance from the date of termination through October 1, 2015. The full amount of Mr. Haslam's severance was charged to income from continuing operations during the third quarter of 2014 in accordance with the relevant accounting guidance. As of December 31, 2014, the remaining accrual of $0.3 million is included in accounts payable and accrued expenses and will be reduced as payments are made to Mr. Haslam.

In conjunction with its minority investment in ManyWho, Inc. ("ManyWho") during the second quarter of 2014, Corvisa entered into an Original Equipment Manufacturer ("OEM") agreement with ManyWho, which provides Corvisa with a non-exclusive license to integrate ManyWho's workflow technology into existing and forthcoming Corvisa service offerings. In exchange for this non-exclusive license, the OEM agreement provides for a usage-based royalty as well as certain guaranteed minimum annual royalty and professional services fees. The annual minimums due under the agreement are set forth in the table below (dollars in thousands).

Minimum Royalties
2015	$500
2016	500
2017	750
$1,750

As of December 31, 2014, the Company has accrued approximately $0.3 million under the OEM agreement. This accrual is included in accounts payable and accrued expenses, with the corresponding expense included in cost of services for 2014.

The Company leases office space under various operating lease agreements, most of which contain renewal options and include escalating rents over the lease term. Rent expense for 2014 and 2013 aggregated $1.7 million and $0.7 million, respectively. At December 31, 2014, future minimum lease commitments under those leases for the next five years are as follows (dollars in thousands):

Lease
Obligations
2015	$1,396
2016	1,499
2017	1,540
2018	1,307
2019	925
$6,667

Contingencies. Prior to 2008, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. The Company has received indemnification and loan repurchase demands with respect to alleged violations of representations and warranties (“defects”) and with respect to other alleged misrepresentations and contractual commitments made in loan sale and securitization agreements. These demands have been received substantially beginning in 2006 and have continued into 2014. Prior to the Company ceasing the origination of loans in its mortgage lending business, it sold loans to securitization trusts and other third parties and agreed to repurchase loans with material defects and to otherwise indemnify parties to these transactions. Beginning in 1997 and ending in 2007, affiliates of the Company sold loans to securitization trusts and third parties with the potential of such obligations. The aggregate original principal balance of these loans was $43.1 billion at the time of sale or securitization. The remaining principal balance of these loans is not available as these loans are serviced by third parties and may have been refinanced, sold or liquidated. Claims to repurchase loans or to indemnify under securitization documents have not been acknowledged as valid by the Company. In some cases, claims were made against affiliates of the Company that have ceased operations and have no or limited assets. The Company has not repurchased any loans or made any such indemnification payments since 2010.

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

Pending Litigation. The Company is a party to various legal proceedings. Except as set forth below, these proceedings are of an ordinary and routine nature. Any legal fees associated with these proceedings are expensed as incurred.

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

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case included NovaStar Mortgage Funding Corporation (“NMFC”), a wholly-owned subsidiary of the Company, and its individual directors, several securitization trusts sponsored by the Company (“affiliated defendants”) and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. The plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by the plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff's claims, which the court granted on March 31, 2011, with leave to amend. The plaintiff filed a second amended complaint on May 16, 2011, and the Company again filed a motion to dismiss. On March

29, 2012, the court dismissed the plaintiff's second amended complaint with prejudice and without leave to replead. The plaintiff filed an appeal. On March 1, 2013, the appellate court reversed the judgment of the lower court, which had dismissed the case. Also, the appellate court vacated the judgment of the lower court which had held that the plaintiff lacked standing, even as a class representative, to sue on behalf of investors in securities in which plaintiff had not invested, and the appellate court remanded the case back to the lower court for further proceedings. On April 23, 2013 the plaintiff filed its memorandum with the lower court seeking a reconsideration of the earlier dismissal of plaintiff's claims as to five offerings in which plaintiff was not invested, and on February 5, 2015 the lower court granted plaintiff's motion for reconsideration and vacated its earlier dismissal. Given the early stage of the litigation, the Company cannot provide an estimate of the range of any loss. The Company believes that the affiliated defendants have meritorious defenses to the case and expects them to defend the case vigorously.

On June 20, 2011, the National Credit Union Administration Board, as liquidating agent of U.S. Central Federal Credit Union, filed an action against NMFC and numerous other defendants in the United States District Court for the District of Kansas, claiming that the defendants issued or underwrote residential mortgage-backed securities pursuant to allegedly false or misleading registration statements, prospectuses, and/or prospectus supplements. On August 24, 2012, the plaintiff filed an amended complaint making essentially the same claims against NMFC. NMFC filed a motion to dismiss the amended complaint which was denied on September 12, 2013. The defendants had claimed that the case should be dismissed based upon a statute of limitations and sought an appeal of the court's denial of this defense. An interlocutory appeal of this issue was allowed, and on August 27, 2013, the Tenth Circuit affirmed the lower court’s denial of defendants’ motion to dismiss the plaintiff’s claims as being time barred; the appellate court held that the Extender Statute, 12 U.S.C. §1787(b)(14) applied to plaintiff’s claims. On June 16, 2014, the United States Supreme Court granted a petition of NMFC and its co-defendants for certiorari, vacated the ruling of the Tenth Circuit, and remanded the case back to that court for further consideration in light of the Supreme Court’s decision in CTS Corp. v. Waldburger, 134 S. Ct. 2175 (2014). On August 19, 2014, the Tenth Circuit reaffirmed its prior decision, and on October 2, 2014 the defendants filed a petition for writ of certiorari with the Supreme Court, which was denied. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that NMFC has meritorious defenses to the case and expects it to defend the case vigorously.

On February 28, 2013 the Federal Housing Finance Agency, as conservator for the Federal Home Loan Mortgage Corporation (Freddie Mac) and on behalf of the Trustee of the NovaStar Mortgage Funding Trust, Series 2007-1 (the “Trust”), a securitization trust in which the Company retains a residual interest, filed a summons with notice in the Supreme Court of the State of New York, County of New York against Novation Companies, Inc. and NovaStar Mortgage, Inc. (“NMI”), a wholly-owned subsidiary of the Company. The notice provides that this is a breach of contract action with respect to certain, unspecified mortgage loans and defendant's failure to repurchase such loans under the applicable agreements. Plaintiff alleges that defendants, from the closing date of the transaction that created the Trust that mortgage loans that were sold to the Trust, were aware of the breach of the representations and warranties made and failed to notice and cure such breaches, and due to the failure of defendants to cure any breach, notice to defendants would have been futile. The summons with notice was not served until June 28, 2013. By letter dated June 24, 2013, the Trustee of the Trust forwarded a notice from Freddie Mac alleging breaches of representations and warranties with respect to 43 loans, as more fully set forth in included documentation. The 43 loans had an aggregate, original principal balance of about $6.5 million. On August 19, 2013, Deutsche Bank National Trust Company, as Trustee, filed a complaint identifying alleged breaches of representations and warranties with respect to seven loans that were included in the earlier list of 43 loans. Plaintiff also generally alleged a trust-wide breach of representations and warranties by defendants with respect to loans sold and transferred to the trust. Plaintiff seeks specific performance of repurchase obligations; compensatory, consequential, recessionary and equitable damages for breach of contract; specific performance and damages for anticipatory breach of contract; and indemnification (indemnification against NMI only). On October 9, 2013, the Company and NMI filed a motion to dismiss plaintiff’s complaint. This motion to dismiss was withdrawn after plaintiff filed an amended complaint on January 28, 2014, and on March 4, 2014 the Company and NMI filed a motion to dismiss the amended complaint. This litigation is in an early stage, and the Company cannot provide an estimate of the range of any loss. The Company believes that it has meritorious defenses to the case and expects to defend the case vigorously.

Note 9. Shareholders’ Deficit

As detailed in Note 4 on April 16, 2014, the Company and Mr. Haslam agreed to terminate the Unit Purchase Agreement. In full satisfaction of the Company's outstanding obligation under the Unit Purchase Agreement, the Company transferred back to Mr. Haslam 1,218 StreetLinks membership units, which represents the portion of the membership units attributable to the $3.9 million in unpaid installment payments and $0.2 million in interest remaining under the Unit Purchase Agreement. In accordance with the relevant accounting guidance, the termination of the Unit Purchase Agreement and simultaneous transfer of ownership interests was treated as an equity transaction, increasing additional paid-in capital and StreetLinks' noncontrolling interest by approximately $3.8 million and $0.1 million, respectively, with no corresponding gain or loss recognized in the condensed consolidated statement of operations.

In connection with the Company's issuance of convertible preferred stock in 2007, which was subsequently exchanged for shares of newly-issued common stock in 2011, the Company accrued an estimate for offering costs incurred by the preferred stock investors. In accordance with the relevant accounting guidance, the Company originally recorded these costs to additional paid-in capital as a reduction of the proceeds from issuance. As the statute of limitations whereby the investors may claim the expenses lapsed during 2013, the Company adjusted the estimated accrued offering costs, resulting in a $1.8 million increase to additional paid-in capital.

The Company’s Board of Directors has approved the repurchase of up to 9.0 million shares of the Company’s common stock. No shares were repurchased during 2014 or 2013. Prior to 2013, the Company has repurchased 8.0 million shares, leaving approximately 1.0 million of shares that may yet be purchased under the repurchase plan. Under Maryland law, shares repurchased under the repurchase plan are to be returned to the Company’s authorized but unissued shares of common stock. Common stock purchased under the repurchase plan is charged against additional paid-in capital.

The Company maintains a stock compensation plan. The aggregate value and expense associated with the grants under the plan is not material to the Company's consolidated statements.

Noncontrolling Interests. During 2013, the Company distributed approximately $0.8 million of excess capital, as determined in accordance with the StreetLinks operating agreement, to the noncontrolling members of StreetLinks. Each member's share of the distribution is determined based on their ownership interest at the time of the distribution.

During the second quarter of 2013, the Company foreclosed on the membership interests of the noncontrolling members in full satisfaction of Advent's outstanding intercompany debt obligations. In accordance with the relevant accounting guidance, this debt extinguishment was treated as an equity transaction, reducing Advent's noncontrolling interest deficit by approximately $1.9 million. The remaining activity attributable to acquisitions of noncontrolling interests relates primarily to the additional Corvisa ownership interests acquired during the fourth quarter. See Note 4 to the consolidated financial statements for additional information regarding these transactions.

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

The following tables present for each of the fair value hierarchy levels, the Company's assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$2,701	$2,701	$—	$—
Money market funds	2,595	2,595	—	—
Marketable securities, current:
Corporate notes and bonds	24,436	—	24,436	—
Commercial paper	1,998	—	1,998	—
Mortgage securities	3,381	—	—	3,381
Marketable securities, non-current:
Corporate notes and bonds	15,014	—	15,014	—
Agency securities	998	—	998	—
Total	$51,123	$5,296	$42,446	$3,381

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage securities	$3,728	$—	$—	$3,728

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

To the extent observable inputs are not available, as is the case with the Company's mortgage securities, the Company estimates fair value using present value techniques and generally does not have the option to choose other valuation methods for these securities. The methods and processes used to estimate the fair value of the Company's mortgage securities are discussed further below. There have been no significant changes to the Company's valuation techniques during 2014. Accordingly, there have been no material changes to the financial statements resulting from changes to our valuation techniques.

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

Mortgage securities - available for sale. As discussed above and in Note 5 to the consolidated financial statements, the Company's mortgage securities – available-for-sale, are measured at fair value. These securities are valued at each reporting date using significant unobservable inputs (Level 3) by discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment.

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

An independent entity has been engaged to prepare projected future cash flows of the Company's mortgage securities for each reporting period (quarterly) used by management to estimate fair value. The Company's internal finance and accounting staff reviews and monitors the work of the independent entity, including an analysis of the assumptions used, retrospective review of prior period assumptions, and preparation of an overall conclusion regarding the value and valuation process. All other fair value analysis, consisting of simple cash flow estimates and discounting techniques, is conducted internally by the Company's internal financial staff. The Company's fair value process is conducted under the supervision of the Chief Financial Officer.

The following table presents certain quantitative information about the significant unobservable inputs used in the fair value measurement for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Description	Valuation Techniques	Significant Unobservable Inputs	Range
Assets:
Mortgage securities – available-for-sale	Present value analysis	Prepayment rates	6.3% – 9.3%
		Weighted average life (years)	2.0

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

The following table provides a reconciliation of the beginning and ending balances for the Company's mortgage securities – available-for-sale which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for 2014 and 2013 (dollars in thousands):

	For the Year Ended December 31,
	2014	2013
Balance, beginning of period	$3,728	$3,906
Increases (decreases) to mortgage securities – available-for-sale:
Accretion of income (A)	713	770
Proceeds from paydowns of securities (A)	(656)	(750)
Mark-to-market value adjustment	(404)	(198)
Net increases (decreases) to mortgage securities – available-for-sale	(347)	(178)
Balance, end of period	$3,381	$3,728

(A)	Cash received on mortgage securities with no cost basis was $6.5 million and $4.7 million for the years ended December 31, 2014 and 2013, respectively.

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

The estimated fair values of the Company's financial instruments are as follows as of December 31, 2014 and December 31, 2013 (dollars in thousands):

	As of December 31, 2014		As of December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Restricted cash	$597	$450	$597	$369
Marketable securities	45,827	45,827	3,728	3,728
Financial liabilities:
Senior notes	$85,937	$15,189	$83,867	$13,119
Note payable to related party	—	—	3,863	2,880

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

Note 11. Segment Reporting

As a result of the divestiture activity during 2014, the Company now reviews, manages and operates its business in only two segments: Corporate and Cloud SaaS. In addition to now only operating as two segments, in June 2014, the Corporate segment transferred the majority of the employees and assets of its Corvisa Services subsidiary, which formerly provided IT, marketing, procurement, and human resources services to the Company's portfolio of operating subsidiaries, to the Cloud SaaS segment.

Corporate operating results include mortgage securities retained from securitizations and corporate general and administrative expenses. The Cloud SaaS segment includes service fee income and related expenses from the Company's wholly-owned subsidiary, Corvisa. Management evaluates segment performance based on income before income taxes, which is prior to the allocation of losses attributable to the noncontrolling interests.

The following is a summary of the operating results of the Company's segments for 2014 and 2013 and a summary of their financial positions as of December 31, 2014 and December 31, 2013 (dollars in thousands):

	Corporate	Cloud SaaS	Eliminations	Discontinued Operations (C)	Total
For the Year Ended December 31, 2014
Service fee income	$4,304	$3,102	$(4,650)	$—	$2,756
Service fee income – transition services	2,117	—	—	—	2,117
Interest income	7,203	—	(11)	—	7,192
Interest expense	2,965	10	(8)	—	2,967
Depreciation and amortization expense (A)	819	763	—	—	1,582
Loss from continuing operations before income taxes	(3,724)	(12,536)	(3,092)	—	(19,352)
Additions to long-lived assets (B)	466	4,733	(1,522)	—	3,677

As of December 31, 2014
Total assets	$57,047	$12,189	$(7,706)	$649	$62,179

(A)	Amounts are included in the cost of services, development, sales and marketing, and general and administrative expense line items of the consolidated statements of operations.

(B)	Amount includes assets acquired under capital leases. Eliminations relate to intersegment transfers of fixed assets.

(C)	See Note 3 for additional information regarding the financial position and operating results of discontinued operations.

	Corporate	Cloud SaaS	Eliminations	Discontinued Operations (C)	Total
For the Year Ended December 31, 2013
Service fee income	$10,442	$1,472	$(10,569)	$—	$1,345
Interest income	5,796	—	(328)	—	5,468
Interest expense	3,185	16	—	—	3,201
Depreciation and amortization expense (A)	756	153	—	—	909
Loss from continuing operations before income taxes	(4,191)	(4,509)	(8,490)	—	(17,190)
Additions to long-lived assets (B)	1,629	1,112	—	—	2,741

As of December 31, 2013
Total assets	$23,681	$1,854	$(8,510)	$17,017	$34,042

(A)	Amounts are included in the cost of services, development, sales and marketing, and general and administrative expense line items of the consolidated statements of operations.

(B)	Amount includes assets acquired under capital leases.

(C)	See Note 3 for additional information regarding the financial position and operating results of discontinued operations.

The intersegment service fee income for 2014 includes fees charged by the Corporate segment to the Appraisal Management, Financial Intermediary, and Cloud SaaS segments for operational support provided by the Corporate segment's employees. The intersegment interest income and interest expense consists of interest charged by the Corporate segment to the Appraisal Management, Financial Intermediary, and Cloud SaaS segments for borrowings. For 2013, the intersegment service fee income and interest amounts also include fees charged to the Logistics segment.

Excluding professional service fees earned by the Company under the transition services agreement, no customer(s) of any segment comprised greater than 10% of total consolidated revenues during 2014 or 2013. Substantially all of the Company's revenues during 2014 and 2013 were derived from customers based in the United States.

Note 12. Earnings Per Share

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options and nonvested shares. The computations of basic and diluted earnings per share for 2014 and 2013 (dollars in thousands, except share and per share amounts) are as follows:

	For the Year Ended December 31,
	2014	2013
Numerator:
Net loss from continuing operations	$(11,483)	$(74,927)
Income from discontinued operations	42,422	7,415
Net income (loss)	30,939	(67,512)
Less income attributable to noncontrolling interests	—	17
Net income (loss) available to common shareholders	$30,939	$(67,529)

Denominator:
Weighted average common shares outstanding – basic	90,926,111	90,776,211

Weighted average common shares outstanding – diluted:
Weighted average common shares outstanding – basic	90,926,111	90,776,211
Stock options	—	—
Nonvested shares	—	—
Weighted average common shares outstanding – diluted	90,926,111	90,776,211

Basic earnings per share:
Net loss from continuing operations	$(0.13)	$(0.82)
Income from discontinued operations	0.47	0.08
Net income (loss)	0.34	(0.74)
Less income attributable to noncontrolling interests	—	—
Net income (loss) available to common shareholders	$0.34	$(0.74)

Diluted earnings per share:
Net loss from continuing operations	$(0.13)	$(0.82)
Income from discontinued operations	0.47	0.08
Net income (loss)	0.34	(0.74)
Less income attributable to noncontrolling interests	—	—
Net income (loss) available to common shareholders	$0.34	$(0.74)

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

	For the Year Ended December 31,
	2014	2013
Number of stock options	9,859	8,459
Weighted average exercise price of stock options	$0.66	$0.69

During 2014, the Company granted 3.7 million options to purchase shares of Common Stock at a weighted average exercise price of $0.51. The weighted average impact of 1.6 million options granted during the current year is included in the table above for 2014.

During 2013, the Company granted 0.6 million options to purchase shares of Common Stock at a weighted average exercise price of $0.53. The weighted average impact of 0.4 million options is included in the table above for 2013.

The Company had approximately 0.5 million and 0.6 million nonvested shares outstanding as of December 31, 2014 and December 31, 2013, respectively. These shares have original cliff vesting schedules ranging between five and ten years. Of these, the weighted average impact of approximately 0.6 million and 0.7 million nonvested shares were not included in the calculation of earnings per share for 2014 and 2013, respectively, because they were anti-dilutive.

Note 13. Income Taxes

During 2014, the Company recorded an income tax benefit from continuing operations of approximately $7.9 million. The majority of this benefit relates to operating losses from continuing operations and the utilization of a portion of the Company's deferred tax assets to offset the income tax expense from discontinued operations. For 2014, the income tax expense from discontinued operations totaled approximately $8.2 million, arising primarily from the gain on the sale of StreetLinks. During 2013, the Company recorded income tax expense from continuing operations and discontinued operations of $57.7 million and $5.0 million, respectively. The majority of the 2013 expense represented a discrete event attributable to an adjustment of the valuation allowance against the Company's deferred tax assets, as discussed further below. The components of income tax benefit from continuing operations for 2014 and expense from continuing operations for 2013 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2014	2013
Current:
Federal	$(227)	$(313)
State and local	3	(31)
Total current	(224)	(344)

Deferred:
Federal	(6,663)	52,013
State and local	(982)	6,068
Total deferred	(7,645)	58,081
Total income tax (benefit) expense	$(7,869)	$57,737

A reconciliation of the expected federal income tax expense using the federal statutory tax rate of 35% to the Company’s actual income tax benefit and resulting effective tax rate for 2014 and 2013 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2014	2013
Income tax at statutory rate	$(6,773)	$(6,022)
State income taxes, net of federal tax benefit	(870)	(1,017)
Valuation allowance	(2,740)	63,250
Change in state tax rate	(85)	198
State tax credits	—	(488)
Adjustment to deferred tax asset	162	2,118
Expiration of loss carryforward	3,007	—
Uncertain tax positions	(504)	(311)
Other	(66)	9
Total income tax (benefit) expense	$(7,869)	$57,737

During 2013, the Company determined that it was no longer in a positive cumulative earnings position for the three year period ended December 31, 2013 and concluded that it was no longer more likely than not that it would realize a portion of its deferred tax assets. As such, the Company increased the valuation allowance by approximately $63.1 million during 2013, resulting in a full valuation allowance against the Company’s net deferred tax assets as of December 31, 2013. The Company maintained a full valuation allowance against its deferred tax assets as of December 31, 2014.

The Company's determination of the realizable deferred tax assets requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods. As of December 31, 2014 and 2013, the Company maintained a valuation allowance of $268.6 million and $283.0 million, respectively, for its deferred tax assets. During 2014, there was a decrease in the valuation allowance of approximately $14.4 million, of which $2.7 million was attributable to continuing operations, while $11.7 million was attributable to discontinued operations.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2014 and 2013 were as follows (dollars in thousands):

	December 31, 2014	December 31, 2013
Deferred tax assets:
Basis difference – investments	$20,049	$87,105
Federal net operating loss carryforwards	227,519	179,076
State net operating loss carryforwards	16,922	14,436
Other	5,102	3,519
Gross deferred tax asset	269,592	284,136
Valuation allowance	(268,592)	(282,988)
Deferred tax asset (A)	1,000	1,148
Deferred tax liabilities:
Other	1,000	1,148
Deferred tax liability (A)	1,000	1,148
Net deferred tax asset	$—	$—

(A)
The noncurrent portion of deferred tax assets is included in the deferred income tax assets, net line within the noncurrent assets section of the Company's consolidated balance sheets. As of both December 31, 2014 and 2013, the current portion of deferred tax assets was not material and is netted against the current deferred income tax liability in accordance with the relevant accounting guidance.

As of December 31, 2014, the Company had a federal net operating loss of approximately $650.1 million. The federal net operating loss may be carried forward to offset future taxable income, subject to applicable provisions of the Internal Revenue Code (the "Code"). If not used, this net operating loss will expire in years 2025 through 2034. The Company has state net operating loss carryovers arising from both combined and separate filings from as early as 2004. The state net operating loss carryovers may expire as early as 2015 and as late as 2034. The Company has state tax credits of approximately $0.8 million, which will expire in 2027 through 2029.

The activity in the accrued liability for unrecognized tax benefits for the years ended December 31, 2014 and 2013 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2014	2013
Beginning balance	$731	$1,062
Gross increases – tax positions in current period	300	35
Lapse of statute of limitations	(556)	(366)
Ending balance	$475	$731

As of December 31, 2014 and 2013, the total gross amount of unrecognized tax benefits was $0.5 million and $0.7 million, respectively, which also represents the total amount of unrecognized tax benefits that would impact the effective tax rate. The Company anticipates a reduction of unrecognized tax benefits in the amount of $0.1 million due the lapse of statute of limitations in the next twelve months. The Company does not expect any other significant change in the liability for unrecognized tax benefits in the next twelve months.

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. The benefit for interest and penalties recorded in income tax expense was not significant for 2014 and 2013. There were accrued interest and penalties of $0.1 million as of both December 31, 2014 and 2013.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. Tax years 2008 and 2011 to 2014 remain open to examination for both U.S. federal income tax and major state tax jurisdictions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Novation Companies, Inc.

We have audited the accompanying consolidated balance sheets of Novation Companies, Inc., a Maryland corporation, and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Novation Companies, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Kansas City, Missouri
March 2, 2015

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation and its assessment, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information required with respect to Items 401, 405, 406, 407(c)(3), and 407(d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the information included in our Proxy Statement for the 2015 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information required with respect to Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated by reference to the information included in our Proxy Statement for the 2015 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required with respect to Items 201(d) and 403 of Regulation S-K is incorporated by reference to the information included in our Proxy Statement for the 2015 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required with respect to Item 404 and 407(a) of Regulation S-K is incorporated by reference to the information included in our Proxy Statement for the 2015 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Information required with respect to Item 9(e) of Schedule 14A is incorporated by reference to the information included in our Proxy Statement for the 2015 Annual Meeting of Shareholders.

Part IV

Item 15. Exhibits and Financial Statements Schedules

Financial Statements and Schedules

(1)	The financial statements as set forth under Item 8 of this report on Form 10-K are included herein.

(2)	The required financial statement schedules are omitted because the information is disclosed elsewhere herein.

Exhibit Listing

Exhibit No.	Description of Document
3.1 (1)	Articles of Amendment and Restatement of NovaStar Financial, Inc.
3.1.1 (2)	Articles Supplementary of Series F Participating Stock of NovaStar Financial, Inc.
3.2 (3)	Amended and Restated Bylaws of the Registrant, adopted July 27, 2005
3.2.1 (4)	Amendment to the Amended and Restated Bylaws of the Registrant
4.1 (5)	Specimen Common Stock Certificate
4.2 (6)	Registration Rights Agreement, dated March 15, 2011, between the Company and W. Lance Anderson *
4.3 (7)
Registration Rights Agreement, dated June 23, 2011, among NovaStar Financial, Inc., Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC, JCP Partners IV LLC and Massachusetts Mutual Life Insurance Company

4.4 (8)	Rights Agreement, dated as of September 15, 2011, by and between NovaStar Financial, Inc. and Computershare Trust Company, N.A., as rights agent
4.5 (9)	First Amendment to Rights Agreement, dated June 20, 2014, by and between the Company and Computershare Trust Company, N.A.
4.6 (10)	Series 1 Senior Notes Indenture, dated as of March 22, 2011, by and among NovaStar Financial, Inc. and The Bank Of New York Mellon Trust Company, National Association
4.7 (11)	Series 2 Senior Notes Indenture, dated as of March 22, 2011, by and among NovaStar Financial, Inc. and The Bank Of New York Mellon Trust Company, National Association
4.8 (12)	Series 3 Senior Notes Indenture, dated as of March 22, 2011, by and among NovaStar Financial, Inc. and The Bank Of New York Mellon Trust Company, National Association
10.1 (13)	Employment Agreement, dated as of January 7, 2008, by and between NovaStar Financial, Inc. and Rodney E. Schwatken *
10.2 (14)	Form of Indemnification Agreement for Officers and Directors of NovaStar Financial, Inc. and its Subsidiaries *
10.2.1 (15)	Indemnification Agreement, dated July 24, 2014, by and between Novation Companies, Inc. and Howard M. Amster *
10.2.2 (16)	Indemnification Agreement, dated July 24, 2014, by and between Novation Companies, Inc. and Barry A. Igdaloff *

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
(2) Incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Registrant with the SEC on September 21, 2011 (File No. 001-13533).
(3) Incorporated by reference to Exhibit 3.3.1 to Form 10-Q filed by the Registrant with the SEC on August 5, 2005 (File No. 001-13533).
(4) Incorporated by reference to Exhibit 3.2.1 to Form 8-K filed by the Registrant with the SEC on March 16, 2009 (File No. 001-13533).
(5) Incorporated by reference to Exhibit 4.1 to Form 10-Q filed by the Registrant with the SEC on August 5, 2005 (File No. 001-13533).
(6) Incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Registrant with the SEC on March 21, 2011 (File No. 001-13533).
(7) Incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Registrant with the SEC on June 29, 2011 (File No. 001-13533).
(8) Incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Registrant with the SEC on September 21, 2011 (File No. 001-13533).
(9) Incorporated by reference to Exhibit 4.2 to Form 8-A/A filed by the Registrant with the SEC on June 20, 2014 (File No. 000-22897).
(10) Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the SEC on March 22, 2011 (File No. 001-13533).
(11) Incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Registrant with the SEC on March 22, 2011 (File No. 001-13533).
(12) Incorporated by reference to Exhibit 10.5 to Form 8-K filed by the Registrant with the SEC on March 22, 2011 (File No. 001-13533).
(13) Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed by the Registrant with the SEC on January 10, 2008 (File No. 001-13533).
(14) Incorporated by reference to Exhibit 10.10 to Form 8-K filed by the Registrant with the SEC on November 16, 2005 (File No. 001-13533).
(15) Incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Registrant with the SEC on August 7, 2014 (File No. 001-13533).
(16) Incorporated by reference to Exhibit 10.3 to Form 10-Q filed by the Registrant with the SEC on August 7, 2014 (File No. 001-13533).

Exhibit No.	Description of Document
10.3 (17)	Amended and Restated 2004 Incentive Stock Plan (as amended May 29, 2014) *
10.4 (18)	First Amendment to the Company's Amended and Restated 2004 Incentive Stock Plan *
10.5 (19)	Form of Stock Option Agreement under NovaStar Financial, Inc. 2004 Incentive Stock Plan *
10.6 (20)	Form of Restricted Stock Agreement under NovaStar Financial, Inc. 2004 Incentive Stock Plan *
10.7 (21)	Stock Option Agreement, dated March 15, 2011, between the Company and W. Lance Anderson *
10.8 (22)	2011 Compensation Plan for Independent Directors *
10.9 (23)	Employment Agreement, dated as of March 2, 2012, by and between NovaStar Financial, Inc. and Matthew Lautz *
10.10 (24)	Employment Agreement, dated as of March 1, 2012, by and between NovaStar Financial, Inc. and Brett Monger *
10.11 (25)	Stock Option Agreement, dated March 8, 2012, by and between NovaStar Financial, Inc. and Brett Monger *
10.12 (26)	Form of Stock Option Agreement under the Company's Amended and Restated 2004 Incentive Stock Plan (1,329,590 shares issued on June 20, 2014 to Matthew Lautz) *
14.1	Novation Companies, Inc. Code of Conduct (as amended May 8, 2014)
21.1	Subsidiaries of the Registrant
23.1	Consent of Grant Thornton LLP
31.1	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Novation Companies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the years ended December 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013, (iv) Consolidated Statements of Shareholders' Deficit for the years ended December 31, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements

* Management contract or compensatory plan or arrangement.
(17) Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on May 30, 2014 (File No. 001-13533).
(18) Incorporated by reference to Appendix A to Form DEF 14A filed by the Registrant with the SEC on April 25, 2014 (File No. 001-13533).
(19) Incorporated by reference to Exhibit 10.25.1 to Form 8-K filed by the Registrant with the SEC on February 4, 2005 (File No. 001-13533).
(20) Incorporated by reference to Exhibit 10.25.2 to Form 8-K filed by the Registrant with the SEC on February 4, 2005 (File No. 001-13533).
(21) Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on March 21, 2011 (File No. 001-13533).
(22) Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on August 15, 2011 (File No. 001-13533).
(23) Incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Registrant with the SEC on March 9, 2012 (File No. 001-13533).
(24) Incorporated by reference to Exhibit 10.5 to Form 8-K filed by the Registrant with the SEC on March 9, 2012 (File No. 001-13533).
(25) Incorporated by reference to Exhibit 10.6 to Form 8-K filed by the Registrant with the SEC on March 9, 2012 (File No. 001-13533).
(26) Incorporated by reference to Exhibit 10.4 to Form 10-Q filed by the Registrant with the SEC on August 7, 2014 (File No. 001-13533).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVATION COMPANIES, INC.
(Registrant)

DATE:	March 2, 2015	/s/ W. LANCE ANDERSON
W. Lance Anderson, Chairman of the Board
of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

DATE:	March 2, 2015	/s/ W. LANCE ANDERSON
W. Lance Anderson, Chairman of the Board
of Directors and Chief Executive Officer
(Principal Executive Officer)

DATE:	March 2, 2015	/s/ RODNEY E. SCHWATKEN
Rodney E. Schwatken, Chief Financial Officer
(Principal Financial Officer)

DATE:	March 2, 2015	/s/ BRETT A. MONGER
Brett A. Monger, Vice President,
Controller and Chief Accounting Officer
(Principal Accounting Officer)

DATE:	March 2, 2015	/s/ EDWARD W. MEHRER
Edward W. Mehrer, Director

DATE:	March 2, 2015	/s/ GREGORY T. BARMORE
Gregory T. Barmore, Director

DATE:	March 2, 2015	/s/ ART N. BURTSCHER
Art N. Burtscher, Director

DATE:	March 2, 2015	/s/ HOWARD M. AMSTER
Howard M. Amster, Director

DATE:	March 2, 2015	/s/ BARRY A. IGDALOFF
Barry A. Igdaloff, Director