Form 10-K/A
period 2014-12-31
NOVATION COMPANIES, INC.
filed 2015-04-30
CIK 1025953

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

Documents Incorporated by Reference
None.

NOVATION COMPANIES, INC.
FORM 10-K/A
For the Fiscal Year ended December 31, 2014

Forward-Looking Statements

Statements in this Form 10-K/A regarding Novation Companies, Inc. and its business, that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events, do not relate solely to historical matters and include statements regarding management's beliefs, estimates, projections, and assumptions with respect to, among other things, our future operations, business plans and strategies, as well as industry and market conditions, all of which are subject to change at any time without notice. Words such as “believe,” “expect,” “anticipate,” “promise,” “plan,” and other expressions or words of similar meanings, as well as future or conditional auxiliary verbs such as “would,” “should,” “could,” or “may” are generally intended to identify forward-looking statements. Actual results and operations for any future period may vary materially from those discussed herein. Some important factors that could cause actual results to differ materially from those anticipated include: our ability to manage and scale our business; the competitive nature of the markets in which we operate; market acceptance of our products and services; defects or disruptions in our service or our underlying infrastructure; our reliance on third party data center and co-location service providers; breaches of security and unauthorized access to proprietary or customer data; changes in the regulatory environments within which we operate; our ability to develop new relationships and maintain existing relationships with both customers and business partners; decreases in cash flows from our mortgage securities; our ability to remain in compliance with the agreements governing our indebtedness; the outcome of litigation actions pending against us or other legal contingencies; our compliance with applicable local, state and federal laws and regulations; compliance with new accounting pronouncements; the impact of general economic conditions; and the risks that are from time to time included in our filings with the Securities and Exchange Commission, including this report on Form 10-K/A. Other factors not presently identified may also cause actual results to differ. This report on Form 10-K/A speaks only as of its date and we expressly disclaim any duty to update the information herein except as required by federal securities laws.

Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Novation Companies, Inc., a Maryland corporation. (the “Company”, “we”, “our” or “us”) for the year ended December 31, 2014 that was originally filed with the Securities and Exchange Commission (“SEC”) on March 2, 2015 (the “Original Filing”) and is being filed to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.
The Part III information was omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the Part III information to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because we do not expect to file a definitive proxy statement containing this information before that date.
In addition, pursuant to the rules of the SEC, Item 15 of Part IV has been amended and restated to incorporate certain filings with the SEC subsequent to the Original Filing that are discussed in the Part III information, in particular the Company’s Amended and Restated Bylaws, the Company’s Amended and Restated 2004 Incentive Stock Plan effective March 2, 2015, amended and restated stock option agreements and amended and restated restricted stock agreements, each effective March 2, 2015, with certain of our Named Executive Officers and directors and an Agreement entered into by the Company on April 22, 2015, pursuant to which the Company increased the size of its Board of Directors (the “Board”) and appointed new directors to serve on the Board. Item 15 of Part IV has also been amended to include the currently dated certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibits 31.3 and 31.4 hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. This Form 10-K/A should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS
The Board of Directors (the “Board”) is divided into three classes, designated Class I, Class II and Class III, with one class standing for election at the annual meeting of shareholders each year. A director elected by shareholders shall hold office until the annual meeting for the year in which his or her term expires and until his or her successor is elected and qualifies, subject, however, to prior death, resignation, retirement, disqualification or removal from office. The following individuals are the current directors serving on the Board of the Company.
Class I Directors - Terms Expiring 2015
Art N. Burtscher, age 64, has been a member of the Board since 2001. Since 2004, Mr. Burtscher has been Chairman of McCarthy Group Advisors, L.L.C., an Omaha, Nebraska, investment advisory firm. McCarthy Group Advisors was acquired by Westwood Holdings Group, Inc. in November 2010. Mr. Burtscher remains with Westwood Holdings Group, Inc. as a director and President of the Western Region. From 2000 to 2004, he was President of McCarthy Group Asset Management. From 1988 to 2000, Mr. Burtscher served as President and Chief Executive Officer of Great Western Bank in Omaha, Nebraska. Mr. Burtscher also serves on the board of directors of NIC, Inc., an Overland Park, Kansas eGovernment service provider, is its lead independent director and is the chairman of its audit committee. Additionally, Mr. Burtscher serves on the boards of directors and audit committees of The Durham Museum and Nebraska Methodist Hospital and on the boards of directors of American National Bank, SilverStone Group, Jet Linx and the United Way of the Midlands Foundation. He is also a trustee for DLR Group. The Board believes that Mr. Burtscher’s qualifications to serve on the Board include his experience in the financial services industry, his extensive knowledge of financial, business and investment matters and his service on several boards of directors. Mr. Burtscher’s term on the Board will expire in 2015.
Edward W. Mehrer, age 76, has been a member of the Board since 1996. Mr. Mehrer served as Interim President & Chief Executive Officer of Cydex, Inc., a pharmaceutical company based in Overland Park, Kansas, from November 2002 through June 2003, and as its Chief Financial Officer from November 1996 through December 2003. Prior to joining Cydex, Mr. Mehrer was associated with Hoechst Marion Roussel, formerly Marion Merrell Dow, Inc., an international pharmaceutical company (“Marion”). From December 1991 to December 1995, he served as Executive Vice President and Chief Financial and Administrative Officer of Marion and a director and member of its executive committee. From 1976 to 1986, Mr. Mehrer was a partner with the public accounting firm of Peat, Marwick, Mitchell & Co., a predecessor firm to KPMG LLP, in Kansas City, Missouri. Mr. Mehrer’s term on the Board will expire in 2015. Mr. Mehrer has informed the Board that he will not seek reelection at the 2015 Annual Meeting of the Shareholders.
Robert G. Pearse, 55, has been a member of the Board since April 2015. Mr. Pearse currently serves as a Managing Partner at Yucatan Rock Ventures, where he specializes in technology investments and consulting, and has served in that position since August 2012. Mr. Pearse serves as a director for Aviat Networks, Inc (NASDAQ:AVNW) and member of the Compensation Committee and Nominating & Governance Committee since January 2015.  Mr. Pearse serves as a director for Crossroads Systems, Inc (NASDAQ:CRDS), Chairman of the Compensation Committee, and member of the Audit Committee and Nominating & Governance Committee since July 2013.  From 2005 to 2012, Mr. Pearse served as vice president of Strategy and Market Development at NetApp, Inc. (NASDAQ:NTAP) (“NetApp”), a computer storage and data management company.  Mr. Pearse played an influential role leading NetApp’s growth strategy, which drove the firm to become a Fortune 500 company during his tenure.  From 1987 to 2004, Mr. Pearse held leadership positions at Hewlett-Packard, most recently as the vice president of Strategy and Corporate Development from 2001 to 2004 focusing on business strategy, business development and acquisitions. Mr. Pearse’s professional experience also includes positions at PricewaterhouseCoopers LLP, Eastman Chemical Company (NYSE:EMN), and General Motors Company (NYSE:GM).  Mr. Pearse earned a Master of Business Administration degree from the Stanford Graduate School of Business in 1986, and a Bachelor of Science degree in Mechanical Engineering from the Georgia Institute of Technology in 1982. The Board believes Mr. Pearse’s qualifications to serve on the Board include his extensive business development and financial expertise and his extensive background in the technology sector. Mr. Pearse’s term on the Board will expire in 2015.
Class II Directors - Terms Expiring 2016
W. Lance Anderson, age 55, is a co-founder and the current Chairman of the Board and Chief Executive Officer of the Company. He took over as Chairman and CEO in January 2008. Prior to that Mr. Anderson was President and Chief Operating Officer and has been a member of the Board since 1996. Prior to joining Novation, Mr. Anderson served as Executive Vice President of Dynex Capital, Inc., a New York Stock Exchange listed real estate investment trust (“Dynex”). In addition, Mr. Anderson was President and Chief Executive Officer of Dynex’s single-family mortgage operation, Saxon Mortgage. He had been at Dynex since 1989. The Board believes Mr. Anderson’s qualifications to sit on the Board and serve as its Chairman include his extensive executive and operational experience and his detailed knowledge, as an executive officer, of the Company and its development. Mr. Anderson’s term on the Board will expire in 2016.

Gregory T. Barmore, age 73, has served on the Board since 1996. In 1997, he retired as Chairman of the Board of GE Capital Mortgage Corporation (“GECMC”), a subsidiary of General Electric Capital Corporation (GE Capital). He was responsible for overseeing the strategic development of GECMC’s residential real estate-affiliated financial business, including mortgage insurance, mortgage services and mortgage funding. Prior to joining GECMC in 1986, Mr. Barmore was Chief Financial Officer of Employers Reinsurance Corporation (“ERC”), one of the nation’s largest property and casualty reinsurance companies and also a subsidiary of GE Capital. Mr. Barmore also serves on the board of directors of A. Schulman, Inc., where he chairs the compensation committee and is a member of audit and executive committees. Mr. Barmore is also a director at Harbor Technologies, LLC, and Therma-Hexx Corporation. The Board believes that Mr. Barmore’s qualifications to serve on the Board include his executive level experience, financial expertise, and service on several boards of directors. Mr. Barmore’s term on the Board will expire in 2016.
Jeffrey E. Eberwein, 44, has been a member of the Board since April 2015. Mr. Eberwein has 23 years of Wall Street experience and is the Founder and CEO of Lone Star Value Management, LLC, an investment firm. Prior to founding Lone Star Value Management, LLC in January 2013, Mr. Eberwein was a Portfolio Manager at Soros Fund Management from January 2009 to December 2011 and Viking Global Investors from March 2005 to September 2008. Mr. Eberwein serves as Chairman of the Board of Digirad Corporation, a Nasdaq-listed medical imaging company where he serves on the compensation and strategic advisory committees. Mr. Eberwein has been a director and chairman of the board of directors of Crossroads Systems, Inc., since 2013 and is a member of its compensation and corporate governance committee and until April 2014 chaired its audit committee. Mr. Eberwein also serves as Chairman of the Board of ATRM Holdings, Inc., a modular building company where he serves on the compensation, nominating and corporate governance committees. Additionally, Mr. Eberwein serves on the Board of Hudson Global, a global recruitment company where he chairs the corporate governance and nominating committee and serves on the audit committee. Mr. Eberwein, from May 2012 to May 2013, served on the Board of Directors of Goldfield Corporation, a NYSE MKT-listed company in the electrical construction industry, where he served on the audit committee. From December 2012 until a sale to a private equity firm was completed in June 2014, Mr. Eberwein served on the Board of Directors of NTS, Inc., a NYSE MKT-listed broadband services and telecommunications company, where he served on the compensation and corporate governance committees. Mr. Eberwein also served on the Board of Directors of On Track Innovations Ltd., a Nasdaq-listed smart card company, from December 2012 to March 2014, where he served as Chairman of the compensation committee and on the audit committee. Mr. Eberwein served on the Board of Hope for New York, a 501(c)3 organization dedicated to serving the poor in New York City from 2011 until 2014, where he was Treasurer and on the Executive Committee. Mr. Eberwein earned an MBA from The Wharton School, University of Pennsylvania and a BBA with High Honors from The University of Texas at Austin. The Board believes that Mr. Eberwein’s qualifications to serve on the Board include his expertise in finance and experience in the investment community. Because Mr. Eberwein was appointed to fill a vacancy on the Board, he will stand for reelection at the 2015 Annual Meeting of Shareholders in order to serve out the remainder of his Class II Director term, which expires in 2016.
Class III Directors - Terms Expiring 2017
Howard M. Amster, age 67, is an owner and operator of multiple real estate investments. Since March 1998, Mr. Amster has served as President of Pleasant Lake Apts. Corp., the corporate general partner of Pleasant Lake Apts. Limited Partnership. Mr. Amster also serves as a director of Maple Leaf Financial, Inc., the holding company for Geauga Savings Bank, and newAX, Inc. (formerly Astrex, Inc.) and since 2000, has served as a Principal with Ramat Securities Ltd., a securities brokerage firm. From 1992 to 2000, Mr. Amster was an investment consultant with First Union Securities (formerly EVEREN Securities and formerly Kemper Securities). Mr. Amster has been a member of the Board since 2009. The Board believes Mr. Amster’s qualifications to serve on the Board include his investment experience and his service on several boards of directors. Mr. Amster’s term on the Board will expire in 2017.
Barry A. Igdaloff, age 60, has served as the sole proprietor of Rose Capital, a registered investment advisor in Columbus, Ohio, since 1995. Mr. Igdaloff has been a director of Dynex Capital, Inc. since 2000, and is chairman of its audit committee and a member of its nominating and corporate governance committee. Previously, Mr. Igdaloff was a director of Guest Supply, Inc. prior to its acquisition by Sysco Foods in 2001. Prior to entering the investment business, Mr. Igdaloff was an employee of Ernst & Whinney’s international tax department. Mr. Igdaloff is a non-practicing CPA and a non-practicing attorney. Mr. Igdaloff has been a member of the Board since 2009. The Board believes Mr. Igdaloff’s qualifications to serve on the Board of Directors include his financial expertise, his years of experience as an investment advisor, attorney, and CPA and his service on several boards of directors. Mr. Igdaloff’s term on the Board will expire in 2017.

EXECUTIVE OFFICERS
The executive officers of the Company and their positions are as follows:

Name	Position With the Company
W. Lance Anderson	President, Chief Executive Officer and Chairman of the Board of Directors
Rodney E. Schwatken	Senior Vice President, Chief Financial Officer, Secretary and Treasurer
Matthew Lautz	Senior Vice President and Chief Information Officer
Brett Monger	Vice President and Chief Accounting Officer

The executive officers serve at the discretion of the Board. Biographical information regarding Mr. Anderson is provided under the heading “Board of Directors” in Item 10 of this Annual Report on Form 10-K/A. Biographical information regarding the other executive officers is set forth below.
Rodney Schwatken, age 51, was appointed Senior Vice President and Chief Financial Officer of the Company on January 3, 2008. From March 2006 to January 2008, Mr. Schwatken was the Company’s Vice President-Strategic Initiatives where he was responsible for special projects generally related to corporate development and management of the Company’s strategic transactions. From March 1997 until March 2007, Mr. Schwatken held various titles including Vice President and Controller (Chief Accounting Officer) of the Company and was responsible for corporate accounting, including implementation of accounting policies and procedures and developing and implementing proper internal control over all financial recordkeeping. From June 1993 to March 1997, when he joined the Company, Mr. Schwatken was Accounting Manager with U.S. Central Credit Union, a $30 billion dollar investment, liquidity and technology resource for the credit union industry. From January 1987 to June 1993, Mr. Schwatken was employed by Deloitte & Touche LLP in Kansas City, Missouri, most recently as an audit manager.
Matthew Lautz, age 32, was appointed Senior Vice President and Chief Information Officer by the Board of Directors on March 1, 2012. Mr. Lautz served as the Chief Technology Officer of StreetLinks since November 2010. He is responsible for corporate technology initiatives, including overseeing software development for multiple product lines and management of technology infrastructures. From October 2009 to November 2010, Mr. Lautz was President of Corvisa, LLC, a majority-owned subsidiary of StreetLinks. Previously, Mr. Lautz held the title of Chief Executive Officer at Brevient Communications, a VOIP and software development firm in Milwaukee, Wisconsin.
Brett Monger, age 36, was appointed Vice President and Chief Accounting Officer by the Board of Directors on March 1, 2012. Mr. Monger joined the Company in September 2006 as an Accounting Manager responsible for corporate accounting matters. In 2008, he became the Financial Reporting Manager responsible for the Company’s SEC filings, technical accounting issues and other financial reporting matters. In 2011, he became the Corporate Controller responsible for the Company’s accounting and reporting functions, and Mr. Monger continues to act as Corporate Controller. From July 2001 to September 2006, Mr. Monger was employed by McGladrey & Pullen LLP in Kansas City, Missouri, where he worked in the audit function, most recently as an audit supervisor. He worked primarily with clients in the financial institution, wholesale-retail and manufacturing industries.
Certain Arrangements Relating to the Appointment of Directors
Mr. Pearse and Mr. Eberwein were appointed to the Board on April 22, 2015, pursuant to an Agreement between the Company, Lone Star Value Investors, LP, Lone Star Value Investors GP, LLC, Lone Star Value Management, LLC and Jeffrey E. Eberwein (collectively referred to as “Lone Star”), dated April 22, 2015 (the “Lone Star Agreement”). The Lone Star Agreement provided, among other things, that size of the Board would be increased from six to eight directors, that Mr. Pearse and Mr. Eberwein were to be appointed to fill the vacancies on the Board, and that each will be nominated for election as a director at the 2015 Annual Meeting of the Shareholders (the “2015 Annual Meeting”). The Company also agreed to seek binding shareholder approval at the 2016 Annual Meeting of the Shareholders to declassify the structure of the Board and Lone Star agreed to vote its shares in favor of the election of the Company’s slate of directors at the 2015 Annual Meeting.
Involvement in Certain Legal Proceedings
None of the executive officers or directors of the Company were convicted in a criminal proceeding during the past five years (excluding traffic violations or similar misdemeanors), nor has any such person been a party to a judicial or administrative proceeding during the past five years (except for matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws. All the executive officers and directors of the Company are U.S. citizens.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 requires the directors and executive officers, and holders of more than 10% of the Company’s Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities. Such officers, directors and 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of such forms furnished to it, or written representations from reporting persons that no Form 5s were required for such persons, the Company believes that, during fiscal year 2014, all Section 16(a) filing requirements were satisfied.
CORPORATE GOVERNANCE AND RELATED MATTERS
Code of Conduct
The Company has adopted a Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, directors and other employees performing similar functions. We intend to satisfy the disclosure requirements regarding any amendment to, or waiver from, a provision of our Code of Conduct that applies our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions by disclosing such matters on our website within four business days.
Material Changes to the Procedures by which Stockholders May Recommend Nominees to the Board
The policy of the Nominating and Corporate Governance Committee is to consider properly-submitted shareholder nominations for candidates for membership on the Board pursuant to the Company’s advanced notice bylaws. On April 1, 2015, the Board adopted Amended and Restated Bylaws, effective as of the date of adoption, which, among other things, provided for additional requirements for shareholders to properly submit a nominee to the Board. Material additional requirements include (i) that stockholders must disclose more extensive information in their notice, including information related to proposed nominees or persons acting in concert with the stockholder who proposes the nominees or business, hedging activities, interests of the stockholder (or persons acting in concert with the stockholder) regarding the nominees or the business proposal, ownership of securities of the Company’s peer group and commercial or other relationships with the Company, (ii) that the Board can request written verification of information previously submitted by the stockholder, and (iii) that the stockholder proposing the nominee must notify the Company of any inaccuracy or change in information provided. These requirements will apply beginning with the 2016 Annual Meeting of the Shareholders. The Board believes that these additional requirements will ensure that the Board has all necessary information for identifying and evaluating nominees that are submitted by shareholders.
Audit Committee
The Company has a standing audit committee that is currently comprised of five directors: Gregory T. Barmore, Howard M. Amster, Barry Igdaloff, Edward W. Mehrer and Robert G. Pearse. Each of the members of the Audit Committee is considered “independent” according to the independence criteria established by the Board. Although the Company is not listed on Nasdaq, the Board’s established criteria for director independence is substantively similar to those provided for under Nasdaq listing rules.
The Board has also determined that Edward W. Mehrer and Robert G. Pearse qualify as “audit committee financial experts” under SEC rules and that each Audit Committee member has sufficient knowledge in reading and understanding the Company’s financial statements to serve on the Audit Committee. Mr. Mehrer has informed the Board that he will not seek reelection at the 2015 Annual Meeting of the Shareholders.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION
Introduction
This section provides information regarding the compensation of our chief executive officer and three of our most highly compensated executive officers for 2014 (collectively our “Named Executive Officers”). Our Named Executive Officers for 2014, and the positions they held during 2014, were as follows:

Name	Title
W. Lance Anderson	President, Chief Executive Officer and Chairman of the Board of Directors
Rodney E. Schwatken	Senior Vice President, Chief Financial Officer, Secretary and Treasurer
Steve Haslam	Senior Vice President and Chief Operating Officer (1)
Matthew Lautz	Senior Vice President and Chief Information Officer

(1)
Mr. Haslam retired from the Company effective October 1, 2014 but is included as a Named Executive Officer because he would be one of the two most highly compensated officers for 2014 if still an executive officer of the Company.

Comprehensive Review of Executive Compensation
Compensation Program Objectives
The objectives of our compensation program for our Named Executive Officers are to focus and reward performance, to be externally competitive and internally equitable, to retain and incentivize on a long term basis, and to align executive interests with those of shareholders. The principal components of our compensation program are base salary, annual cash bonus incentive, and long-term equity incentives. Base salary is designed to attract and retain executive talent, and is determined with consideration to responsibility level, market factors and sustained achievement. Annual cash bonus incentives are intended to focus and reward performance on measures that are important to achievement of Company business objectives, such as successful operations, profitability and liquidity. Long term equity incentives, typically in the form of stock options or restricted stock, are intended to align the executive’s interests with those of shareholders, and to motivate the achievement of long-term financial and operating performance goals such that executives share in the creation of shareholder value. The Company did not retain a compensation consultant with respect to compensation determinations for 2012, 2013 or 2014.
Base Salary and Annual Incentive Bonus Review
At the 2014 Annual Meeting of Shareholders, 70.3% of voting shareholders voted in favor of approval of the compensation of the Named Executive Officers disclosed in the Company’s 2014 Proxy Statement (the “2014 Say-on-Pay”). The Compensation Committee (the “Committee”) of the Board endeavors to be responsive to shareholder sentiment on executive compensation and engaged a compensation consultant, Pay Governance LLC, to evaluate its compensation program in light of the 2014 Say-on-Pay results and to ensure the compensation program furthers the Company’s compensation program objectives. The compensation consultant produced a comprehensive review of the Company’s compensation program that included market data from 20 technology companies with annual revenues of $20 million to $200 million and four additional surveys covering small technology surveys (the “Peer Group”). As a result of this process, the Committee concluded:

•
Base salary remains an important tool of the Company to attract and retain talented executive officers when consistent with personal and corporate achievement and when sufficiently competitive in the marketplace. A material portion of each Named Executive Officer’s total compensation in the form of cash salary is an effective balance against excessive corporate risk taking.

•
The 2014 base salary of our chief executive officer was in the top quartile among the Peer Group and was reduced from $665,874 for 2014 to $495,000 for 2015 to better align with the base salaries of the Peer Group. Consistent with the Committee’s review of the Peer Group for 2015, Mr. Schwatken’s salary would remain at $225,000 for 2015 and Mr. Lautz’s salary would increase from $250,000 to $275,000.

•
The goals of the Company’s previous annual cash bonus program, which centered on a “Cash Earnings” formula, was responsive to the Company’s situation in the past, but no longer incentivized performance in a manner appropriate for a growth-oriented technology company.

•
The Committee approved an incentive bonus program for the Named Executive Officers for 2015 with target payments of 75% base salary for Mr. Anderson and Mr. Lautz and 50% of base salary for Mr. Schwatken. The metrics of the incentive bonus program are designed to balance the strategic goals of the Company and overall Company performance by focusing on the following performance metrics:

◦	30% - Meeting targets for annual revenue for professional services, licenses, usage and other revenues.

◦	30% - Meeting targets for monthly total gross revenue.

◦	20% - Meeting profit margin targets.

◦	10% - Reaching EBITDA benchmarks for Corvisa, LLC (adjusted for expenses of stock-based compensation).

◦	10% - Reaching Consolidated EBITDA benchmarks for the Company (adjusted for expenses of stock-based compensation).
The Committee believes that the incentive bonus program for 2015 will better align the interests of management with the increased profitability of the Company and the interests of shareholders and will better ensure that the Company’s annual cash bonus incentive furthers overall compensation program objectives of the Company.
Amendment of the 2004 Stock Incentive Plan and Outstanding Stock Options for Named Executive Officers
As part of its review of the Company’s executive compensation program, on March 2, 2015 the Committee also approved amendments to the Company’s 2004 Incentive Stock Plan, as amended (the “2004 Plan”) in order to better align the 2004 Plan with industry best practices for acceleration of vesting and payments upon a “change of control” event. Previously, the 2004 Plan provided for immediate acceleration of vesting awards under the 2004 Plan upon the occurrence of a “change of control”, also known as “single trigger” acceleration.
Following the amendment, the 2004 Plan has implemented a “double-trigger” change of control concept and provides that if and to the extent that outstanding awards under the 2004 Plan are assumed, continued or replaced by awards that preserve the existing value of the awards at the time of the “change of control” (including vesting and exercisability periods that are the same or more favorable to participants), then no acceleration of the awards will occur and such awards (or substitute awards) will remain outstanding and governed by their respective terms.
If the Company or its successor does assume, continue or replace the awards as described above but then terminates the participant without cause within 18 months of the closing date of the “change of control”, the awards shall immediately become fully vested and as applicable will become fully exercisable for a period of three years from the date of such termination. If, however, the awards are not assumed, continued or replaced as described above, the awards shall immediately become fully vested and as applicable will become fully exercisable for a period of three years from the closing date of the “change of control”.
The 2004 Plan also provides for a new definition of “change of control”, which includes a stockholder-approved sale of all or substantially all of the assets of the Company, a plan of liquidation or events (including a merger or consolidation) resulting in a 50% or more change in the direct or indirect ownership of the voting securities of the Company or the members of the Board.
The new “change of control” provisions of the 2004 Plan (as amended) apply only to awards granted under the 2004 Plan on or after March 2, 2015 and, for prior awards, to any awards where the participants expressly consent to the new “change of control” provisions. Effective March 2, 2015, each of Mr. Anderson, Mr. Schwatken and Mr. Lautz amended and restated their Stock Option Agreements to adopt the new “change of control” provisions and to make certain other changes with respect to termination events under their agreements. These amendments are described below under the heading “Compensation Agreements with Named Executive Officers”. Mr. Haslam’s stock options were forfeited on January 1, 2015, due to his retirement from the Company effective October 1, 2014. The effect of Mr. Haslam’s retirement upon his outstanding equity awards is described below under the heading “Retirement of Named Executive Officer”.
Board Approval of the 2015 Stock Incentive Plan
In addition to the amendment of the 2004 Plan, the Board also desires to adopt a new incentive stock plan for the Company to replace the 2004 Plan in order to better reflect the Committee’s overall compensation strategy of aligning the interests of management with the increased profitability of the Company and the interests of the Company’s shareholders and to better align with industry best practice.
On April 1, 2015, the Board approved the 2015 Incentive Stock Plan (the “2015 Plan”). The 2015 Plan provides for the Committee to grant awards of nonqualified stock options, incentive stock options, restricted stock, restricted stock units and cash awards to employees, non-employee directors and consultants and independent contractors. In addition to incorporating the new “change of control” provisions of the 2004 Plan, the 2015 Plan also provides for other best practices, including the prohibition of the repricing of underwater stock options (including a reduction in exercise price or cancellation of an option for cash or a new option with a lower exercise price) and the maximum number of shares to be granted to non-employee directors in the aggregate over the term of the 2015 Plan.
The 2015 Plan will not become effective unless and until it is approved by the shareholders of the Company, and no awards have been awarded under the 2015 Plan. The Board intends to seek such approval at the 2015 Annual Meeting of Shareholders of the Company and to solicit votes in favor of the 2015 Plan in its proxy statement for the 2015 Annual Meeting.

Summary Compensation Table
The following table sets forth the compensation of our Named Executive Officers during the fiscal year ended December 31, 2014 and 2013.

Name and Principal	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)		Option Awards ($)(1)		All Other Comp ($)(2)		Total ($)
W. Lance Anderson,	2014	665,784		—		58,028		52,076		—		775,888
Chief Executive Officer	2013	665,784		—		10,236		47,844		—		723,864
Rodney E. Schwatken,	2014	225,000		—		2,321		—		10,229	(3)	237,550
Chief Financial Officer	2013	225,000		—		409		18,957		—		244,366
Steve Haslam	2014	351,246	(4)	—		(14,533)	(5)	50,220	(6)	95,861	(7)	482,794
Chief Operating Officer	2013	400,000		—		1,238		245,991		—		647,229
Matthew Lautz	2014	234,135		120,000	(8)	—		160,825		—		514,960
Chief Technology Officer	2013	210,096		80,000	(8)	—		45,251		—		335,347

(1)
Represents the dollar amount recognized for financial reporting purposes for the fiscal years ended December 31, 2014 and 2013, in accordance with FASB ASC Topic 718. The stock awards column includes amounts for restricted stock granted in 2005 and 2007. The option awards column includes amounts for stock option awards granted in 2009, 2011, 2012, 2013 and 2014. The Company calculated the weighted average fair value of options granted for the years ended December 31, 2014 and 2013 using the Black-Scholes option pricing model. The assumptions used in their determination were as follows: The expected life is a significant assumption as it determines the period for which the risk free interest rate, volatility and dividend yield must be applied. The expected life is the period over which employees and directors are expected to hold their options and is based on the Company’s historical experience with similar grants. The annual risk-free rate of return is estimated using US treasury rates commensurate with the expected life. The volatility is calculated using the fluctuations of the historical stock prices of the Company. The Company has not paid a dividend in several years, and accordingly, the assumed dividend yield was zero for these options.

(2)
Except where otherwise indicated, the total value of all perquisites and other personal benefits did not exceed $10,000 for any named executive officer for fiscal years 2014 and 2013 so the amounts have been excluded from the Summary Compensation Table.

(3)
Mr. Schwatken’s Other Compensation consists of a $173 employer HSA contribution, $471 in imputed income for group term life insurance, and $9,585 for partial reimbursement for individual medical insurance.

(4)	Mr. Haslam retired from the Company effective October 1, 2014. $351,246 reflects base salary earned through September 30, 2014.

(5)	Mr. Haslam retired from the Company effective October 1, 2014. This amount reflects his forfeiture of $14,533 in restricted stock awards upon his retirement.

(6)	Mr. Haslam retired from the Company effective October 1, 2014. Although this values option awards at $50,220 as of December 31, 2014, such awards were forfeited on January 1, 2015.

(7)
Mr. Haslam retired from the Company effective October 1, 2014. His Other Compensation consists of $318 in imputed income for group term life insurance, $7,851 for partial reimbursement for individual medical insurance and $87,692 in severance.

(8)	Represents the bonuses awarded under Mr. Lautz's bonus plan for 2013 and 2014.

Outstanding Equity Awards at Fiscal Year-End 2014
On March 15, 2011, the Board granted an option (the “Option”) to Mr. Anderson to purchase 439,000 shares (the “Option Shares”) of the Company’s common stock at a price of $0.51 per share, which was the closing price of the common stock as quoted by Pink OTC Markets’ inter-dealer quotation service on March 15, 2011. The Option was granted pursuant to a Stock Option Agreement (the “Option Agreement”) between the Company and Mr. Anderson. Mr. Anderson’s Option Agreement is discussed below under the heading “Compensation Agreements with Named Executive Officers”.
In June 2011, the Company completed the exchange of all outstanding shares of preferred stock of the Company for an aggregate of 80,985,600 shares of newly-issued Common Stock and $3.0 million in cash (the “Recapitalization”). As a result of the Recapitalization, the number of shares of outstanding Common Stock of the Company increased by a factor of approximately 9.6449 (the “Adjustment Factor”).
On March 1, 2012, in light of the Recapitalization, outstanding awards under the Company’s 2004 Incentive Stock Plan (the "2004 Plan"), as well as Mr. Anderson’s Option, were adjusted to reflect the dilution of the Recapitalization and to preserve the economic benefits of the awards pursuant to the terms of the 2004 Plan. The Board approved an adjustment of Mr. Anderson’s Option to increase the number of shares covered by the Option from 439,000 shares of Common Stock to 4,234,098 shares of Common Stock, which adjustment was made in accordance with the Adjustment Factor. Awards under the 2004 Plan were similarly adjusted. The Board did not decrease or adjust the exercise price of the adjusted Option or of any awards under the 2004 Plan.
The Compensation Committee (the “Committee”) granted an option to Mr. Schwatken under the 2004 Plan on November 10, 2009 to purchase 150,000 shares of the Company’s common stock at a price of $0.97 per share, which was the closing price of the common stock as quoted by Pink OTC Markets’ inter-dealer quotation service on November 10, 2009. In connection with the Recapitalization, the Board approved an adjustment of Mr. Schwatken’s option to increase the number of shares covered by the option to 1,446,730, which adjustment was made in accordance with the Adjustment Factor.

The Committee has granted four options to Mr. Lautz under the 2004 Plan:

•
An option awarded on November 10, 2011 to purchase 75,000 shares of the Company’s common stock at a price of $0.51 per share. The closing price of the common stock as quoted by Pink OTC Markets’ inter-dealer quotation service on November 10, 2011 was $0.31, but rather than grant the option with an exercise price at fair market value, the Committee determined to incentivize stronger performance by using the higher, “out of the money” exercise price of $0.51. This option was amended and restated on May 7, 2013 in order to provide for extended exercisability of the option after certain types of termination events and to make other conforming changes.

•
An option awarded on October 3, 2012 to purchase 200,000 shares of the Company’s common stock at a price of $0.60 per share, which was the closing price of the common stock as quoted by Pink OTC Markets’ inter-dealer quotation service on October 3, 2012. This option was amended and restated on May 7, 2013 in order to provide for extended exercisability of the option after certain types of termination events and to make other conforming changes.

•
An option awarded on March 13, 2013 to purchase 275,000 shares of the Company’s common stock at a price of $0.53 per share, which was the closing price of the common stock as quoted by Pink OTC Markets’ inter-dealer quotation service on March 13, 2013. This option was amended and restated on May 7, 2013 in order to provide for extended exercisability of the option after certain types of termination events and to make other conforming changes.

•
An option awarded on June 20, 2014 to purchase 1,329,590 shares of the Company’s common stock at a price of $0.51 per share. The closing price of the common stock as quoted by Pink OTC Markets’ inter-dealer quotation service on June 20, 2014 was $0.32, but rather than grant the option with an exercise price at fair market value, the Committee determined to incentivize stronger performance by using the higher, “out of the money” exercise price of $0.51.

Each of Mr. Anderson’s, Mr. Schwatken’s and Mr. Lautz’s options were amended and restated as of March 2, 2015 as more fully described under the heading “Compensation Agreements with Named Executive Officers” below.

The following table sets forth the outstanding stock options and stock awards for each of our Named Executive Officers as of December 31, 2014.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)(2)	Market Value of Shares of Stock That Have Not Vested ($)(2)(3)
W. Lance Anderson	3,175,573	1,058,525	(1)	0.51	3/15/2021	—	—
	—	—		—	—	10,609	2,971

Rodney E. Schwatken	1,446,730	—		0.97	11/10/2019	—	—
	—	—		—	—	424	119

Steve Haslam	22,254	—	(4)	0.51	11/14/2021	—	—
	750,000	—	(4)	0.63	3/8/2022	—	—

Matthew Lautz	56,250	18,750	(5)	0.51	12/05/2021	—	—
	75,000	75,000	(6)	0.60	10/3/2022	—	—
	68,750	206,250	(7)	0.53	3/13/2023	—	—
	—	1,329,590	(8)	0.51	6/20/2024	—	—

(1)	Options vested or will vest in ¼ increments on December 31 of the years 2012 – 2015.

(2)	Shares of restricted stock were granted on 2/7/2005 and fully vested 100% on 2/7/2015.

(3)	The closing market price of the Company’s Common Stock on December 31, 2014 (the last trading day of 2014) was $0.28.

(4)	Mr. Haslam retired effective October 1, 2014 and forfeited all unvested options upon his retirement. Mr. Haslam forfeited the vested options on January 1, 2015.

(5)	Options vested or will vest in equal installments of 18,750 shares on November 10 of the years 2012-2015.

(6)	75,000 options vested immediately, with the remaining 75,000 subject to certain performance conditions.

(7)	Options vested or will vest in equal installments of 68,750 shares on December 31 of the years 2014-2017.

(8)	Options vested or will vest in equal installments of 332,398 shares on June 20 of the years 2015-2018.

Compensation Agreements with Named Executive Officers
W. Lance Anderson
On January 22, 2015, the Compensation Committee approved a compensation arrangement with Mr. Anderson for the 2015 calendar year. The compensation arrangement consists of three parts: salary, bonus and equity incentive. For 2015, Mr. Anderson’s salary has been reduced to $495,000 to better align with base salaries for comparable industry chief executive officers. For 2014, Mr. Anderson’s salary was $665,874. For 2015, Mr. Anderson is entitled to receive a bonus equivalent of up to 75% of his base salary (or a maximum of $371,250). Mr. Anderson’s bonus for 2015 is based on a combination of the following performance metrics:

•	30% - Meeting targets for annual revenue for professional services, licenses, usage and other revenues.

•	30% - Meeting targets for monthly total gross revenue.

•	20% - Meeting profit margin targets.

•	10% - Reaching EBITDA benchmarks for Corvisa, LLC (adjusted for expenses for stock-based compensation).

•	10% - Reaching Consolidated EBITDA benchmarks for the Company (adjusted for expenses for stock-based compensation).
For 2014, Mr. Anderson was entitled to receive a bonus equivalent to five percent (5%) of the Company’s “Cash Earnings” for 2014, up to a maximum bonus payment of $2,500,000. Cash earnings meant consolidated cash and cash equivalents at year end, on an unrestricted basis, minus consolidated cash and cash equivalents as of the beginning of the year, on an unrestricted basis, and certain other deductions for cash transfers, cash received on legacy mortgage securities and extraordinary, unusual or non-operating cash gains or receipts, plus extraordinary, unusual or non-operating cash loses or payments.
In light of its adoption of new bonus metrics for 2015, the Committee, in its discretion, determined that that Mr. Anderson’s 2014 bonus would not be calculated under the prior “Cash Earnings” incentive program. Instead the Committee elected to apply the new bonus program to the CEO’s annual bonus and awarded Mr. Anderson a bonus of $371,250 for 2014.
On March 1, 2012, in light of the Recapitalization, Mr. Anderson’s Option, was adjusted to reflect the dilution of the Recapitalization and to preserve the economic benefits of the awards. The Board approved an adjustment of Mr. Anderson’s Option to increase the number of shares covered by the Option from 439,000 shares of Common Stock to 4,234,098 shares of Common Stock, which adjustment was made in accordance with the Adjustment Factor. The Board did not decrease or adjust the $0.51 exercise price of the adjusted Option.
The Option vests and becomes exercisable in four equal installments-on December 31 of 2012, 2013, 2014 and 2015-and terminates on March 15, 2021. As of December 31, 2014, 3,175,573 Option Shares have vested. The Option was granted directly by the Board and was not granted under the Company’s 2004 Plan. The Option is subject to certain anti-dilution protections.
The Option Agreement for Mr. Anderson’s Option was amended and restated effective March 2, 2015 (the “Amended Option Agreement”). The Amended Option Agreement did not modify the quantity of the Option Shares under the Option, the term of the Option or its exercise price. The Amended Option Agreement incorporated a new definition of “change of control” and provisions for acceleration upon a “change of control” substantially identical to those provided for under the 2004 Plan (as amended effective March 2, 2015). The Amended Option Agreement also amended certain provisions regarding acceleration or exercisability of the Option upon certain termination events.
Upon Mr. Anderson’s termination from employment with the Company for Good Reason or without Cause (each as defined in below), the vesting of the Option will be accelerated and the full number of then-unexercised Option Shares will become exercisable for a period of three years from the effective date of such termination of employment or until the expiration of the Option, whichever period is shorter.
Upon Mr. Anderson’s death or termination for Disability, defined in the Option Agreement as permanent and total disability as determined under the Company’s disability program or policy, the vesting of the Option will be accelerated and the full number of then-unexercised Option Shares will become exercisable for a period of twelve months from the date of such death or termination, provided that, if Mr. Anderson should die within twelve months after termination for Disability, the Option may thereafter be exercised for a period of twelve months from the date of death or until the expiration of the term of the Option, whichever period is shorter.
Upon the occurrence of the aforementioned events, the Company may, at its election, pay Mr. Anderson an immediate cash lump sum equal to the excess of the value of shares of Common Stock for which the Option has not yet been exercised over the applicable exercise price payable for such shares, whereupon such payment shall fully satisfy the Company’s obligations under the Option Agreement.
Upon Mr. Anderson’s Retirement, defined as resignation from the Company after reaching the age of 65 following a term of continuous employment of 10 years or more or the age of 55 following a term of continuous employment of 20 years or more, the then un-vested portion of the Option, if any, shall continue to vest in accordance with its terms without giving any effect to such retirement. The vesting of the Option after Retirement shall cease (and the unvested portion of the Option shall be forfeited) if, after such Retirement, the Committee determines in good faith that Mr. Anderson has breached any of his obligations to the Company or otherwise taken any willful action that has had a significant adverse effect upon the Company. Upon Retirement, the Option may be exercised for a period of three (3) years (a) after the date of such Retirement, with respect to the amount of the Option vested upon such date or (b) after the date of vesting, with respect to the amount of the Option which is unvested at the time of Retirement but which becomes vested after Retirement, subject in both cases to the expiration of the stated term of such Option.
A “Change of Control” of the Company (as defined below) shall have the following impact on Mr. Anderson’s Option:

•
If and to the extent that the Option (a) is assumed by the successor corporation (or an affiliate of the successor) or continued or (b) is replaced with equity awards that preserve the existing value of the Option at the time of the Change of Control and provide for subsequent payout in accordance with a vesting schedule that is the same or more favorable to Mr. Anderson than the vesting schedule of the Option, then the Option or such substitutes for the Option shall remain outstanding and be governed by their respective terms.

•
If and to the extent that the Option is not assumed, continued or replaced as described above, then upon the Change of Control, the vesting of the Option shall be accelerated and the full number of then-unexercised Option Shares shall become exercisable in full, for a period of three (3) years from the closing date of the Change of Control or until the expiration of the stated term of the Option, whichever period is shorter.

•
If and to the extent that this Option is not assumed, continued or replaced as described above, then the Committee, in its sole discretion, may provide for cancellation of the Option at the time of the Change of Control in which case a payment of cash, property or a combination of cash or property shall be made to Mr. Anderson upon the consummation of the Change of Control, in an amount that is determined by the Committee in its sole discretion to be equivalent to the value of the Option (net of its exercise price) based upon the price per share of common stock received or to be received by other shareholders of the Company pursuant to the Change of Control (except that such payment shall be limited as necessary to prevent the Option from being subject to Section 409A of the Internal Revenue Code).

•
If and to the extent that (a) this Option is assumed, continued or replaced as described above, and (b) Mr. Anderson’s employment with the Company or its successor is terminated by the Company or its successor without Cause within the 18 month period commencing on the closing date of the Change of Control, then the vesting of the Option shall be accelerated and the full number of then-unexercised Option Shares shall become exercisable in full, for a period of three (3) years from the date of such termination or until the expiration of the stated term of the Option, whichever period is shorter.

Upon Mr. Anderson’s termination from employment with the Company for Cause, the Option shall terminate and will no longer be exercisable by Mr. Anderson.
For purposes of the Option Agreement:
“Cause” means the existence of, or a good faith belief by the Company (as evidenced by the minutes or resolutions of the Board) in the existence of, facts which constitute a basis for termination of Optionee’s employment due to Optionee’s:

•	Failure, in any material respect, to perform his primary duties as Chief Executive Officer in accordance with reasonable standards established by the Company;

•
Gross insubordination of a legitimate, material and explicit direction of the Board or willful breach of important policies and procedures of the Company, in any material respect, that irrevocably impugn the Optionee’s authority or integrity as an officer of the Company;

•	Breach of fiduciary duties in any material respect; or

•	Conviction or plea of guilty or nolo contendere to a felony or crime involving moral turpitude, misappropriation, embezzlement or fraud.
“Change of Control” means the following with respect to the Company:

•
if any “person” or “group” as those terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act or any successors thereto, is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act or any successor thereto), directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities (provided, that the acquisition of additional securities by any person or group that owns 50% or more of the voting power prior to such acquisition of additional securities shall not be a Change of Control); or

•
during any twelve-month period, individuals who at the beginning of such period constitute the Board and any new directors whose election by Board or nomination for election by the Company’s shareholders was approved by at least a majority of the directors then still in office who either were directors at the beginning of the period or whose election was previously so approved, cease for any reason to constitute a majority thereof; or

•
the shareholders of the Company approve a merger or consolidation of the Company with any other corporation and such merger or consolidation is consummated, other than a merger or consolidation (A) which would result in all or a portion of the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (B) by which the corporate existence of the Company is not affected and following which the Company’s chief executive officer and directors retain their positions with the Company (and constitute at least a majority of the Board); or

•
the shareholders of the Company approve a plan of complete liquidation or an agreement for the sale or disposition by the Company of all or substantially all the Company’s assets and such sale or disposition is consummated.

“Good Reason” means the occurrence, without the Optionee’s written consent, of any one or more of the following events:

•
Except in connection with the Company’s termination of Optionee’s employment for Cause or as a result of Optionee’s death or disability: (i) a material (25% or more) reduction in Optionee’s salary compensation; or (ii) a decrease in the responsibilities or title of Optionee to a level that, on the whole, is materially inconsistent with the Chief Executive Officer position; or

•
The Company requires that Optionee relocate more than fifty (50) miles from Kansas City, Missouri, and the Optionee objects to such relocation in writing promptly (within 30 days) after being notified in writing thereof; or

•	The Company’s material breach of any of the provisions of this Agreement or of any other material agreement between the Company and Optionee concerning compensation.
In conjunction with the Option Agreement, the Company and Mr. Anderson also entered into a Registration Rights Agreement on March 15, 2011 (the “Anderson Registration Rights Agreement”). Under the Anderson Registration Rights Agreement, the Company will, under certain circumstances described in the Anderson Registration Rights Agreement and subject to customary restrictions, use its reasonable best efforts to register all or any part of Mr. Anderson’s Registrable Securities (as defined in the Anderson Registration Rights Agreement) on a Form S-3 with the SEC so that his shares may be more easily resold.
Mr. Anderson does not have an employment agreement with the Company.
Rodney E. Schwatken
Mr. Schwatken entered into an employment agreement with the Company on January 7, 2008 pursuant to which he serves as the Chief Financial Officer of the Company. The Company may increase or decrease Mr. Schwatken’s base salary and incentive compensation at any time in its sole discretion. In 2009, the Compensation Committee of the Board approved, pursuant to the agreement, an increase in Mr. Schwatken’s annual base salary to $225,000, effective as of January 1, 2010, and a bonus plan that continued through 2014. For 2015, Mr. Schwatken’s base salary will remain at $225,000.
Mr. Schwatken’s bonus plan provided a maximum bonus payout of $100,000 based on achievement of objective and subjective individual performance areas determined by the Compensation Committee on an annual basis. Such areas have included supervision of accounting and financial analysis and reporting functions as well as specific tasks relating to significant transactions (such as the Company’s recapitalization in 2011 and transition to a new accounting firm in 2012). Mr. Schwatken was awarded a bonus of $100,000 in 2015 for 2014 performance.
Effective for 2015, Mr. Schwatken will be subject to the Company’s new annual incentive program. Mr. Schwatken will be entitled to receive a bonus equivalent of up to 50% of his base salary (or a maximum of $112,250). Mr. Schwatken’s bonus for 2015 is based on the same performance metrics as Mr. Anderson’s bonus for 2015.
The employment agreement does not specify a termination date but provides that Mr. Schwatken’s employment relationship with the Company is at-will and may be terminated at any time by either party with or without cause and for any reason or no reason.
In the event that Mr. Schwatken’s employment is terminated by the Company without “cause” or by Mr. Schwatken for “good reason,” Mr. Schwatken will immediately receive any unpaid portion of the $100,000 agreed-upon incentive compensation and, over a period of 12 months following termination, compensation at an annual rate equal to his then-existing annual base salary, in exchange for consulting services outlined in the Employment Agreement. If termination by the Company without “cause” or by Mr. Schwatken for “good reason” occurs following a “change of control” then, in addition to the foregoing, Mr. Schwatken will receive a lump-sum severance amount equal to the greater of $200,000 or the sum of his then-existing annual base salary and actual incentive pay for the prior fiscal year, and all outstanding equity awards will immediately vest upon the date of such termination. Mr. Schwatken is bound by certain non-competition, non-solicitation, confidentiality and similar obligations under, and as more particularly described in, the Employment Agreement.

For purposes of the employment agreement with Mr. Schwatken, acts or omissions that constitute “cause” include:

•	breach of any of the terms of the employment agreement;

•	failure to perform material duties in accordance with the standards from time to time established by the Company;

•	neglect in performance or failure to attend to the performance of material duties;

•	insubordination or willful breach of policies and procedures of the Company;

•	breach of fiduciary duties; or

•
conduct that the Company determines in good faith may impair or tend to impair the integrity of the Company, including but not limited to commission of a felony, theft, misappropriation, embezzlement, dishonesty, or criminal misconduct.

“Good reason” means the occurrence, without the executive’s written consent, of any one or more of the following events:

•
a material reduction in compensation of the executive or a decrease in the responsibilities of the executive to a level that, on the whole, is materially inconsistent with the position for which the executive is employed, except in connection with the Company’s termination of the executive’s employment for “cause” or as otherwise expressly contemplated in the employment agreement;

•	the Company requires that the executive relocate more than 50 miles from the location at which the executive is employed by the Company as of the date of the employment agreement; or

•	the Company’s material breach of any of the provisions of the employment agreement.
“Change of control” under Mr. Schwatken’s employment agreement shall be deemed to have occurred if any of the conditions set forth below shall have been satisfied:

•
any “person” as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) (other than the Company; any trustee or other fiduciary holding securities under an executive benefit plan of the Company; or any company owned, directly or indirectly, by the shareholders of the Company in substantially the same proportions as their ownership of the stock of the Company), is or becomes the “beneficial owner” (as defined by Rule 13d-3 under the Exchange Act), directly or indirectly, of the securities of the Company (not including securities beneficially owned by such person, any securities acquired directly from the Company or from a transferor in a transaction expressly approved or consented to by the Board) representing more than 25% of the combined voting power of the Company’s then outstanding securities;

•
during any period of two consecutive years (not including any period prior to the execution of the employment agreement), individuals who at the beginning of such period constitute the Board and any new director (other than a director designated by a person who has entered into an agreement with the Company to effect a transaction described in the three immediately preceding bulleted paragraphs), (i) whose election by the Board or nomination for election by the Company’s shareholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved or (ii) whose election is to replace a person who ceases to be a director due to death, disability or age, ceases for any reason to constitute a majority thereof;

•
the shareholders of the Company approve a merger or consolidation of the Company with another corporation, other than (i) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity), in combination with the ownership of any trustee or other fiduciary holding securities under an executive benefit plan of the Company, at least 75% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, or (ii) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person acquires more than 50% of the combined voting power of the Company’s then outstanding securities; or

•	the shareholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all the Company’s assets.
Effective March 2, 2015, Mr. Schwatken entered into an Amended and Restated Employee Non-Qualified Stock Option Agreement (the “Schwatken Option”) with the Company under the 2004 Plan that amended and restated his previous Non-Qualified Stock Option Agreement dated as of November 10, 2009. This amendment did not did modify the quantity of option shares available under Mr. Schwatken’s Option Agreement, the term of the option, or its exercise price.
The Schwatken Option expressly adopts the new definition of “change of control” and provisions for acceleration upon a “change of control” as provided for under the 2004 Plan (as amended effective March 2, 2015). The definition of “change of control” and the provisions for acceleration upon a “change of control” in the 2004 Plan are substantially identical to those described above for Mr. Anderson’s Amended Option Agreement. The Schwatken Option also amended certain provisions regarding acceleration or exercisability of the option upon certain termination events.
Upon Mr. Schwatken’s termination from employment with the Company for Good Reason or without Cause (as defined in his employment agreement), the option may be exercised to the extent it has become exercisable for a period of three years from the effective date of such termination of employment or until the expiration of the option, whichever period is shorter.
Upon Mr. Schwatken’s death or termination for Disability, defined in the Schwatken Option as permanent and total disability as determined under the Company’s disability program or policy, the vesting of the option will be accelerated and the full number of then-unexercised option shares will become exercisable in full for a period of twelve months from the date of such death or termination, provided that, if Mr. Schwatken should die within twelve months after termination for Disability, the option may thereafter be exercised for a period of twelve months from the date of death or until the expiration of the term of the option, whichever period is shorter.
Upon Mr. Schwatken’s Retirement, defined in the Schwatken Option as resignation from the Company after reaching the age of 65 following a term of continuous employment of 10 years or more or the age of 55 following a term of continuous employment of 20 years or more, the then un-vested portion of the option, if any, shall continue to vest in accordance with its terms without giving any effect to such retirement. The vesting of the option after Retirement shall cease (and the unvested portion of the option shall be forfeited) if, after such Retirement, the Committee determines in good faith that Mr. Schwatken has breached any of his obligations to the Company or otherwise taken any willful action that has had a significant adverse effect upon the Company. Upon Retirement, the option may be exercised for a period of three (3) years (a) after the date of such Retirement, with respect to the amount of the option vested upon such date or (b) after the date of vesting, with respect to the amount of the option which is unvested at the time of Retirement but which becomes vested after Retirement, subject in both cases to the expiration of the stated term of such option.
Upon Mr. Schwatken’s termination from employment with the Company for Cause, the Option shall terminate and will no longer be exercisable by Mr. Anderson.
Matthew Lautz
Mr. Lautz entered into an employment agreement with the Company on March 2, 2012 pursuant to which he serves as its Senior Vice President and Chief Information Officer. The Board may increase or decrease Mr. Lautz’s base salary at any time in its sole discretion. Mr. Lautz’s salary was increased from $212,500 to $250,000 in 2014 and will be increased to $275,000 for 2015. Mr. Lautz’s employment agreement also provides for annual incentive pay up to $150,000 subject to goals established from time to time by the Board. Mr. Lautz’s performance goals were based on his duties as Chief Information Officer of Novation, including business continuity, development/management of all Company business systems and IT policy management.  A portion of his goals were also based on the successful development of Corvisa’s technology and on the overall financial performance of Novation. He was awarded bonuses of $80,000 in 2014 for 2013 performance and $120,000 in 2015 for 2014 performance.
Effective for 2015, Mr. Lautz will be subject to the Company’s new annual incentive program. Mr. Lautz will be entitled to receive a bonus equivalent of up to 75% of his base salary (or a maximum of $206,250). Mr. Lautz’s bonus for 2015 is based on the same performance metrics as Mr. Anderson’s bonus for 2015.
The employment agreement provides for an initial term of three years, unless sooner terminated in accordance with the terms of the agreement. The initial term renews automatically upon the conclusion of the initial term for successive one year periods unless either the Company or Mr. Lautz provides notice at least 60 days prior to the end of a given renewal period not to continue the agreement.
In the event that Mr. Lautz’s employment is terminated by the Company without “cause”, by Mr. Lautz for “good reason,” or by the Company (or its successor) upon the occurrence of or at any time after a “change of control”, Mr. Lautz will immediately receive any earned but unpaid base salary, accrued but unused vacation, reimbursement of previously incurred business expenses and continuation of any benefits required by law. Mr. Lautz will also be paid, over a period of 12 months following termination, compensation at an annual rate equal to his then-existing annual base salary, in exchange for the execution and delivery of a general release of claims by Mr. Lautz. Mr. Lautz is bound by certain non-competition, non-solicitation, confidentiality and similar obligations under, and as more particularly described in, the employment agreement.
For purposes of the employment agreement with Mr. Lautz, acts or omissions that constitute “cause” include:

•
Mr. Lautz’s conviction of, or entry of a plea of nolo contendere to, any felony involving theft or willful destruction of money or other property, or any felony or misdemeanor involving moral turpitude, dishonesty or fraud, or any other felony or misdemeanor where the performance of Mr. Lautz’s obligations to the Company is materially and adversely affected;

•	willful misconduct, gross negligence or gross insubordination of Mr. Lautz in connection with the performance of his duties and services to the Company;

•	Mr. Lautz’s breach of his material obligations under the employment agreement; or

•
any act of Mr. Lautz constituting fraud, breach of fiduciary duty or intentional malfeasance or misfeasance, whether or not against the Company or its affiliates, which is materially harmful to the Company, its affiliates or their reputations.

“Good reason” under Mr. Lautz’s employment agreement means the occurrence of any one or more of the following events:

•	a material adverse reduction in Mr. Lautz’s duties or responsibilities (not due to his disability);

•	a relocation of Mr. Lautz’s offices to a location more than 50 miles from the primary offices of the Company or any of its affiliates; or

•	the failure of the Company to pay Mr. Lautz the compensation that he is due pursuant to the employment agreement.
“Change of control” under Mr. Lautz’s employment agreement shall be deemed to have occurred if any of the conditions set forth below shall have been satisfied:

•
any “person” as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) (other than the Company; any trustee or other fiduciary holding securities under an executive benefit plan of the Company; or any company owned, directly or indirectly, by the shareholders of the Company in substantially the same proportions as their ownership of the stock of the Company), is or becomes the “beneficial owner” (as defined by Rule 13d-3 under the Exchange Act), directly or indirectly, of the securities of the Company (not including securities beneficially owned by such person, any securities acquired directly from the Company or from a transferor in a transaction expressly approved or consented to by the Board) representing more than 50% of the combined voting power of the Company’s then outstanding securities;

•
during any period of two consecutive years (not including any period prior to the execution of the employment agreement), individuals who at the beginning of such period constitute the Board and any new director (other than a director designated by a person who has entered into an agreement with the Company to effect a transaction described in the three immediately preceding bulleted paragraphs), (i) whose election by the Board or nomination for election by the Company’s shareholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved or (ii) whose election is to replace a person who ceases to be a director due to death, disability or age, ceases for any reason to constitute a majority thereof;

•
the shareholders of the Company approve a merger or consolidation of the Company with another corporation, other than (i) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity), in combination with the ownership of any trustee or other fiduciary holding securities under an executive benefit plan of the Company, at least 75% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, or (ii) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person acquires more than 50% of the combined voting power of the Company’s then outstanding securities; or

•	the shareholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all the Company’s assets.
Effective March 2, 2015, Mr. Lautz entered into the following option agreement amendments: (i) a Second Amended and Restated Employee Non-Qualified Stock Option Agreement with the Company under the 2004 Plan that amended and restated his previous Amended and Restated Employee Non-Qualified Stock Option Agreement dated as of May 7, 2013 for an option granted on March 13, 2013; (ii) a Second Amended and Restated Employee Non-Qualified Stock Option Agreement with the Company under the 2004 Plan that amended and restated his previous Amended and Restated Employee Non-Qualified Stock Option Agreement dated as of May 7, 2013 for an option granted on October 3, 2012; (iii) a Second Amended and Restated Employee Non-Qualified Stock Option Agreement with the Company under the 2004 Plan that amended and restated his previous Amended and Restated Employee Non-Qualified Stock Option Agreement dated as of May 7, 2013 for an option granted on November 10, 2011 (together, the “Amended 2013 Options”); and (iv) an Amended and Restated Employee Non-Qualified Stock Option Agreement with the Company under the 2004 Plan that amended and restated his previous Employee Non-Qualified Stock Option Agreement dated as of June 20, 2014 (the “Amended 2014 Option”; together with the Amended 2013 Options, the “Lautz Options”).
The Lautz Options expressly adopt the new definition of “change of control” and provisions for acceleration upon a “change of control” as provided for by under the 2004 Plan (as amended effective March 2, 2015). The definition of “change of control” and the provisions for acceleration upon a “change of control” in the 2004 Plan are substantially identical to those described above for Mr. Anderson’s Amended Option Agreement. In addition, the Lautz Options also provide for a separate definition of “change of control” with respect to Corvisa, LLC (“Corvisa”) in addition to that contained in the 2004 Plan with respect to the Company:

•
all of the equity interests, or substantially all of the assets, of Corvisa are sold to any person that is not directly or indirectly controlling, controlled by, or under common control with, the Company (a “Third Party”). For the purposes of the foregoing sentence, “control” of an entity means (A) the right, contractual or otherwise, to, directly or indirectly, manage such entity or substantially all of its assets, or (B) the direct or indirect ownership of more than fifty percent (50%) of the outstanding capital stock or other equity interests of such entity having ordinary voting power; or

•	Corvisa is merged with and into a Third Party and does not retain its separate legal existence; or

•	Corvisa is no longer considered a “Subsidiary” of the Company, as defined in the 2004 Plan.
Upon Mr. Lautz’s termination from employment with the Company for Good Reason or without Cause (as defined in his employment agreement), the Amended 2013 Options may be exercised to the extent they have become exercisable for a period of three years from the effective date of such termination of employment or until the expiration of the option, whichever period is shorter.
Upon Mr. Lautz’s termination from employment with the Company without Cause, the Amended 2014 Option may be exercised to the extent it has become exercisable for a period of three years from the effective date of such termination of employment or until the expiration of the option, whichever period is shorter. “Cause” under the Amended 2014 Option is defined as follows:

•	the failure by Mr. Lautz to perform such material duties as are reasonably requested in good faith by the Company in the course of performance of his duties as an employee;

•	Mr. Lautz’s material disregard of his duties or material failure to act, where such action would be in the ordinary course of his duties as an employee;

•	the material failure by Mr. Lautz to observe Company policies;

•	gross negligence, recklessness or willful misconduct by Mr. Lautz in the performance of his duties as an employee;

•	a conviction of or a plea of guilty or nolo contendere by Mr. Lautz to a misdemeanor involving fraud, embezzlement, theft, other financial dishonesty or moral turpitude, or to a felony;

•
the Company’s reasonable determination that Mr. Lautz has engaged in the commission of violations of state or federal law relating to the workplace environment (including, without limitation, laws prohibiting unlawful harassment, discrimination, retaliation, or other conduct related to the workplace); or

•	the breach by Mr. Lautz of the provisions of any Mr. Lautz and the Company, including his employment agreement.

•	the definition of “Cause” set forth in Mr. Lautz’s employment agreement.
Upon Mr. Lautz’s death or termination for Disability, defined in the Amended 2014 Option as permanent and total disability as determined under the Company’s disability program or policy and in the Amended 2013 Options by reference to Mr. Lautz’s employment agreement, the vesting of the options will be accelerated and the full number of then-unexercised option shares will become exercisable in full for a period of twelve months from the date of such death or termination, provided that, if Mr. Lautz should die within twelve months after termination for Disability, the options may thereafter be exercised for a period of twelve months from the date of death or until the expiration of the term of the options, whichever period is shorter.
Upon Mr. Lautz’s Retirement, defined in the Lautz Options as resignation from the Company after reaching the age of 65 following a term of continuous employment of 10 years or more or the age of 55 following a term of continuous employment of 20 years or more, the then un-vested portion of the options, if any, shall continue to vest in accordance with its terms without giving any effect to such retirement. The vesting of the options after Retirement shall cease (and the unvested portion of the option shall be forfeited) if, after such Retirement, the Committee determines in good faith that Mr. Lautz has breached any of his obligations to the Company or otherwise taken any willful action that has had a significant adverse effect upon the Company. Upon Retirement, the options may be exercised for a period of three (3) years (a) after the date of such Retirement, with respect to the amount of the options vested upon such date or (b) after the date of vesting, with respect to the amount of the options which is unvested at the time of Retirement but which becomes vested after Retirement, subject in both cases to the expiration of the stated term of such option.
Upon Mr. Lautz’s termination from employment with the Company for Cause, the Lautz Options shall terminate and will no longer be exercisable by Mr. Anderson.
Retirement of Named Executive Officer
Effective October 1, 2014, Mr. Haslam retired from the Company. Upon his retirement, Mr. Haslam forfeited 307,366 unvested option shares awarded on June 20, 2014, 750,000 unvested option shares awarded on March 8, 2012 and 1,283 unvested shares of restricted stock awarded on February 7, 2005. Mr. Haslam had until January 1, 2015 to exercise 22,254 vested option shares awarded on November 14, 2011 and 750,000 vested option shares awarded on March 8, 2012, but he did not exercise such option shares and these were also forfeited as of January 1, 2015.
Mr. Haslam will be paid $400,000 (the amount of his base salary upon retirement) over the twelve month period beginning October 1, 2014 through October 1, 2015 pursuant to the terms of his employment agreement. Through December 31, 2014, the Company paid Mr. Haslam approximately $88,000 in severance.

Director Compensation in Fiscal Year 2014
Pursuant to the 2011 Compensation Plan for Independent Directors, which became effective August 9, 2011, the Company pays non-employee directors an annual retainer of $50,000. The Lead Independent Director is paid an annual retainer of $10,000. The chairperson of each of the Audit, Compensation and Nominating and Corporate Governance Committees is paid an annual retainer fee of $10,000, $5,000 and $5,000, respectively.
All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board. No director who is an employee of the Company will receive separate compensation for services rendered as a director.
On March 2, 2015, each of Mr. Amster, Mr. Barmore, Mr. Burtscher, Mr. Igdaloff and Mr. Mehrer entered into an Amended and Restated Restricted Stock Award Agreement to Non-Employee Director (collectively, the “Amended Restricted Stock Agreements”) that amended and restated in their entirety the Restricted Stock Award Agreements entered into by each director on August 9, 2011.
The Amended Restricted Stock Agreements expressly adopted the change of control provision and the definition of “change of control” set forth in the 2004 Plan (as amended March 2, 2015). The Amended Restricted Stock Agreements also provide that any non-vested and non-forfeited restricted stock shall immediately vest upon a director’s resignation from the Board or decision not to stand for re-election after reaching the age 65 following a continuous term of 10 years or more or the age 55 following a continuous term of 20 years or more. The Amended Restricted Stock Agreements made no other changes to the terms of the original restricted stock awards.
The following table sets forth the compensation for each of the Company’s non-employee directors for the fiscal year ended December 31, 2014.
2014 Non-Employee Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Gregory T. Barmore	$65,000	$0	$65,000
Art N. Burtscher	55,000	0	55,000
Edward W. Mehrer	60,000	0	60,000
Howard M. Amster	50,000	0	50,000
Barry A. Igdaloff	50,000	0	50,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information as of December 31, 2014 with respect to compensation plans under which the Company’s Common Stock may be issued.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders (1)	6,865,336	$0.54	2,634,664
Equity compensation plans not approved by stockholders (2)	4,234,098	0.51	0
Total	11,099,434	$0.53	2,634,664

(1)
Represents shares that may be issued pursuant to the Company’s 2004 Plan which provides for the grant of qualified incentive stock options, non-qualified stock options, deferred stock, restricted stock, restricted stock units, performance share awards, dividend equivalent rights and stock appreciation awards.

(2)
The Option Award was granted to W. Lance Anderson, the Company’s Chief Executive Officer, on March 15, 2011, directly by the Board of Directors and was not granted under the Company’s existing 2004 Plan. This Option Award is described above under the heading “Compensation Agreements with Named Executive Officers” in Item 11 above.

BENEFICIAL OWNERSHIP
Beneficial Ownership of Common Stock by Directors, Management and Large Shareholders
The following table sets forth sets forth certain information with respect to the Company’s Common Stock beneficially owned by: (i) each person known by the Company to own of record or beneficially 5% or more of the Company’s Common Stock, (ii) each director, (iii) each Named Executive Officer and (iv) all officers and directors of the Company as a group, in each case based upon information available as of April 23, 2015 (unless otherwise noted).

	Beneficial Ownership of Common Stock
Name and Address of Beneficial Owner (1)	Shares	Percent of Class (2)
W. Lance Anderson (3)	4,274,022	4.7%
Rodney E. Schwatken (4)	1,508,273	1.6%
Matthew Lautz (5)	545,398	*
Steve Haslam (6)	273,839	*
Edward W. Mehrer (7)	559,686	*
Gregory T. Barmore (8)	716,302	*
Art N. Burtscher (9)	303,293	*
Howard M. Amster (10)	3,866,690	4.2%
Barry A. Igdaloff (11)	7,677,463	8.4%
Robert G. Pearse (12)	—	*
Jeffrey E. Eberwein (13)	600,965	*
All current directors and executive officers as a group (10 persons) (14)	20,089,692	22.0%
Massachusetts Mutual Life Insurance Company(15)
1295 State Street, Springfield, MA 01111	19,258,775	21.1%

*	Less than 1%

(1)	The mailing address of each beneficial owner is 2114 Central Street, Suite 600, Kansas City, Missouri 64108, unless otherwise shown.

(2)	Based on 91,479,519 shares of Common Stock outstanding as of April 23, 2015.

(3)
Consists of 1,026,609 shares of common stock held directly; 36,111 shares of stock held in a trust with his spouse; 35,729 shares held by Mr. Anderson’s son which are deemed indirectly held by Mr. Anderson; and 3,175,573 shares of common stock issuable pursuant to options exercisable within 60 days of April 23, 2015.

(4)
Consists of 1,276 shares of common stock held directly; 60,267 shares of stock owned by the Rodney E. Schwatken Trust; and 1,446,730 shares of common stock issuable pursuant to options exercisable within 60 days of April 23, 2015.

(5)	Consists of 13,000 shares of common stock held directly; and 532,398 shares of common stock issuable pursuant to options exercisable within 60 days of April 23, 2015.

(6)
Mr. Haslam retired from the Company effective October 1, 2014. He held 273,839 shares of common stock directly as of the date of his last Form 4 filed with the SEC on August 13, 2014 and 1,283 shares of restricted stock, which were forfeited upon his retirement as described under the heading “Retirement of Named Executive Officer” in Item 11 above. Mr. Haslam’s mailing address is 16347 Burniston Drive, Tampa, FL 33647.

(7)
Consists of 522,518 shares of common stock held directly; 1,000 shares of common stock owned by his spouse; 36,168 shares of common stock issuable pursuant to options exercisable within 60 days of April 23, 2015.

(8)
Consists of 590,134 shares of common stock held directly; 36,168 shares of common stock issuable pursuant to options exercisable within 60 days of April 23, 2015; and 90,000 shares of restricted stock.

(9)
Consists of 177,125 shares of common stock held directly; 36,168 shares of common stock issuable pursuant to options exercisable within 60 days of April 23, 2015; and 90,000 shares of restricted stock.

(10)
Consists of 2,966,250 shares of common stock held directly; 36,168 shares of common stock issuable pursuant to options exercisable within 60 days of April 23, 2015; 90,000 shares of restricted stock; and 774,272 shares of common stock held in two trusts for which Mr. Amster is the trustee.

(11)
Consists of 4,381,727 shares of common stock held directly; 36,168 shares of common stock issuable pursuant to options exercisable within 60 days of April 23, 2015; 90,000 shares of restricted stock; and 3,169,568 shares of common stock controlled by Mr. Igdaloff as a registered investment advisor.

(12)	Mr. Pearse currently does not own beneficially or of record any securities of the Company.

(13)
Consists of 600,965 shares of common stock controlled by Mr. Eberwein as the manager of Lone Star Investors GP, LLC, a Delaware limited liability company and the general partner of Lone Star Investors, LP, a Delaware limited partnership.

(14)	Includes beneficial ownership of Brett Monger. Excludes beneficial ownership of Steve Haslam, who retired from the Company effective October 1, 2014.

(15)
Based on a Form 3 filed on December 14, 2011. The Form 3 indicates that as of December 14, 2011, Massachusetts Mutual Life Insurance Company (“MassMutual”) may be deemed to own beneficially and indirectly 19,258,775 shares of Common Stock held in one or more advisory accounts and private investment funds. Babson Capital Management LLC (“Babson Capital”) acts as investment adviser to these advisory accounts and private investment funds, and in such capacities may also be deemed to be the beneficial owner of the 19,258,775 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

REVIEW AND APPROVAL OF TRANSACTIONS WITH RELATED PARTIES; RELATED PARTY TRANSACTIONS
The Company has adopted a written policy that addresses the review, approval or ratification of any transaction, arrangement, or relationship or series of similar transactions, arrangements or relationships, including any indebtedness or guarantee of indebtedness, between the Company and any related party, in which the aggregate amount involved exceeds the lesser of $120,000 or 1% of the average of the Company’s total assets at year end for the last two completed fiscal years. Under the policy, a related party of the Company includes:

•	Any executive officer, or any director or nominee for election as a director;

•	Any person who owns more than 5% of the Company’s voting securities;

•	Any immediate family member of any of the foregoing; or

•	Any entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person has a 10% beneficial ownership interest.
Under the policy, the Board of Directors reviews the material facts of any related party transaction and approves it prior to its occurrence. If advance approval is not feasible, then the Board of Directors will either ratify the transaction at its next regularly scheduled meeting or the transaction will be rescinded. In making its determination to approve or ratify any related party transaction, the Board of Directors may consider such factors as (i) the extent of the related party’s interest in the transaction, (ii) if applicable, the availability of other sources of comparable products or services, (iii) whether the terms of the transaction are no less favorable than terms generally available to Company in unaffiliated transactions under like circumstances, (iv) the benefit to the Company, and (v) the aggregate value of the transaction.
No director may engage in any Board of Directors discussion or approval of any related party transaction in which he or she is a related party, but that director is required to provide the Board of Directors with all material information reasonably requested concerning the transaction.
In conjunction with adopting this policy, the Board of Directors reviewed and approved any existing related party transactions.
Agreements and Transactions with Certain Executive Officers
Steve Haslam retired from the Company effective October 1, 2014, but was involved in certain transactions with the Company prior to his retirement. On March 8, 2012, the same date that Mr. Haslam entered into an employment agreement with the Company, Mr. Haslam and StreetLinks LLC entered into a Separation and Release Agreement (“Release Agreement”), pursuant to which Mr. Haslam’s employment with StreetLinks was terminated. Mr. Haslam’s termination by StreetLinks triggered the Company’s right of first refusal to purchase Mr. Haslam’s membership units of StreetLinks under the operating agreement of StreetLinks. Mr. Haslam held 1,927 membership units of StreetLinks which represents approximately 4.89% of the outstanding StreetLinks membership units. Pursuant to a Membership Interest Purchase Agreement, dated March 8, 2012, by and between Mr. Haslam and the Company (the “Haslam Purchase Agreement”), Mr. Haslam sold all of his 1,927 membership units of StreetLinks to the Company. The total purchase price under the Haslam Purchase Agreement is $6,112,500 (the “Haslam Purchase Price”), which is payable to Mr. Haslam as follows: $500,000 on March 8, 2012, $500,000 on June 30, 2012, $250,000 on the last day of each quarter thereafter until March 8, 2016, on which date the unpaid principal balance of $1,612,500 is to be paid, plus interest at the rate of four percent per annum, compounded quarterly, on the unpaid balance shall accrue and be paid with regard to all payments other than the initial payment. Through December 31, 2013, the Company had timely paid $2,250,000 in principal and $345,000 in interest to Mr. Haslam under the Haslam Purchase Agreement. Mr. Haslam’s sole remedy for non-payment by the Company under the Haslam Purchase Agreement was an equitable right to return of the amount of StreetLinks membership units attributable to the pro-rata portion of the Haslam Purchase Price then owed but not paid. On April 16, 2014, the Company and Mr. Haslam reached an agreement pursuant to which the Company returned to Mr. Haslam, and Mr. Haslam accepted in lieu of further payment, 1,218 membership units of StreetLinks attributable to the remaining pro-rata portion of the Haslam Purchase Price of $3,862,500 in principal and $234,000 in interest.
On April 16, 2014, the Company entered into the Purchase and Sale Agreement (the “Purchase and Sale Agreement”) by and among the Company, StreetLinks LLC, the members of StreetLinks LLC, (collectively, the “Sellers”) and Assurant Services LLC (the “Buyer”) to sell all of the membership units in StreetLinks LLC (the “Asset Sale Transaction”). The aggregate purchase price paid by the Buyer to the Sellers was $72 million structured as $60 million paid in cash upon closing and up to an additional $12 million paid post-closing in cash if StreetLinks generates certain measures of total revenue in 2015 and/or 2016.
Steve Haslam, the Company’s Senior Vice President and Chief Operating Officer at the time of the sale, owned approximately 3% of StreetLinks prior to sale transaction under the Purchase and Sale Agreement. He, along with the Company, constitutes one of the “Sellers” under the Purchase and Sale Agreement. Under the Purchase and Sale Agreement, the Sellers are severally liable to the Buyer for breaches of representations, warrants and covenants. The Sellers will be liable to the Buyer for breaches of certain representations and warranties in the Purchase and Sale Agreement up to the amount of such Seller’s pro rata ownership in StreetLinks LLC prior to the Asset Sale Transaction. In the event a Seller is unable to make a required indemnification payment, then the Buyer may assign the right to such payment to the Company and in return the Company will make payment on the claim directly to the Buyer.

Director Independence
A majority of the directors of the Board must meet the criteria for independence as established by the Board of Directors. The Company’s criteria provides that a director will not qualify as independent unless the Board of Directors affirmatively determines that the director has no material relationship with the Company. The Board of Directors has adopted, upon recommendation from the Nominating and Corporate Governance Committee, a set of categorical standards to form the basis for the Board of Directors’ independence determinations (the “Director Independence Standards”). Although the Company’s securities are not listed on Nasdaq, the Director Independence Standards are substantively the same as those provided for in the rules of Nasdaq.
The Nominating and Corporate Governance Committee and the Board have evaluated the relationships between each director (and his or her immediate family members and related interests) and the Company and its subsidiaries. As a result of this evaluation, the Board has affirmatively determined, upon recommendation from the Nominating and Corporate Governance Committee, that each of the following current directors has no material relationship with the Company and is independent under the Director Independence Standards: Howard M. Amster, Gregory T. Barmore, Art N. Burtscher, Jeffrey E. Eberwein, Barry A. Igdaloff, Edward W. Mehrer and Robert G. Pearse.
In addition to the Board-level standards for director independence, the directors who serve on the Audit Committee each satisfy standards established by the SEC providing that to qualify as “independent” for the purposes of membership on that committee, members of audit committee may not accept directly or indirectly any consulting, advisory, or other compensatory fee from the Company other than their director compensation, and may not be affiliates of the Company.

Item 14. Principal Accountant Fees and Services

Principal Accounting Firm Fees
For the fiscal years ended December 31, 2014 and 2013, Grant Thornton LLP and its respective affiliates, billed the Company for fees as follows:

	For the Fiscal Year Ended
	December 31,
	2014	2013
Audit fees (1)	$318,053	$310,975
Audit-related fees (2)	110,000	22,000
Total audit and audit-related fees	428,053	332,975
Tax fees	—	—
All other fees	—	—
Total	$428,053	$332,975

(1)	Audit fees consist principally of fees for the annual and quarterly reviews of the consolidated financial statements and assistance with and review of documents filed with the SEC.

(2)
For both 2014 and 2013, these fees represent additional services, consultations, etc. related to the Company's various discontinued operations, including the sale of StreetLinks, wind-down of Advent, and any related transactions.

The Audit Committee has adopted a policy with respect to the pre-approval of all audit and non-audit services provided by the independent auditors. All fees paid to the independent auditors for fiscal years 2014 and 2013 were pre-approved in accordance with these policies.

Part IV

Item 15. Exhibits and Financial Statements Schedules

Financial Statements and Schedules

(1)	The financial statements as set forth under Item 8 of this report on Form 10-K are included herein.

(2)	The required financial statement schedules are omitted because the information is disclosed elsewhere herein.

Exhibit Listing

Exhibit No.	Description of Document
3.1 (1)	Articles of Amendment and Restatement of NovaStar Financial, Inc.
3.1.1 (2)	Articles Supplementary of Series F Participating Stock of NovaStar Financial, Inc.
3.2 (3)	Amended and Restated Bylaws, adopted April 1, 2015
4.1 (4)	Specimen Common Stock Certificate
4.2 (5)	Registration Rights Agreement, dated March 15, 2011, between the Company and W. Lance Anderson *
4.3 (6)
Registration Rights Agreement, dated June 23, 2011, among NovaStar Financial, Inc., Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC, JCP Partners IV LLC and Massachusetts Mutual Life Insurance Company

4.4 (7)	Rights Agreement, dated as of September 15, 2011, by and between NovaStar Financial, Inc. and Computershare Trust Company, N.A., as rights agent
4.5 (8)	First Amendment to Rights Agreement, dated June 20, 2014, by and between the Company and Computershare Trust Company, N.A.
4.6 (9)	Series 1 Senior Notes Indenture, dated as of March 22, 2011, by and among NovaStar Financial, Inc. and The Bank Of New York Mellon Trust Company, National Association
4.7 (10)	Series 2 Senior Notes Indenture, dated as of March 22, 2011, by and among NovaStar Financial, Inc. and The Bank Of New York Mellon Trust Company, National Association
4.8 (11)	Series 3 Senior Notes Indenture, dated as of March 22, 2011, by and among NovaStar Financial, Inc. and The Bank Of New York Mellon Trust Company, National Association
10.1 (12)	Employment Agreement, dated as of January 7, 2008, by and between NovaStar Financial, Inc. and Rodney E. Schwatken *
10.2 (13)	Form of Indemnification Agreement for Officers and Directors of NovaStar Financial, Inc. and its Subsidiaries *
10.2.1 (14)	Indemnification Agreement, dated July 24, 2014, by and between Novation Companies, Inc. and Howard M. Amster *
10.2.2 (15)	Indemnification Agreement, dated July 24, 2014, by and between Novation Companies, Inc. and Barry A. Igdaloff *

* Management contract or compensatory plan or arrangement.
(1) Incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Registrant with the SEC on June 29, 2011 (File No. 001-13533).
(2) Incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Registrant with the SEC on September 21, 2011 (File No. 001-13533).
(3) Incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Registrant with the SEC on April 6, 2015 (File No. 001-13533).
(4) Incorporated by reference to Exhibit 4.1 to Form 10-Q filed by the Registrant with the SEC on August 5, 2005 (File No. 001-13533).
(5) Incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Registrant with the SEC on March 21, 2011 (File No. 001-13533).
(6) Incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Registrant with the SEC on June 29, 2011 (File No. 001-13533).
(7) Incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Registrant with the SEC on September 21, 2011 (File No. 001-13533).
(8) Incorporated by reference to Exhibit 4.2 to Form 8-A/A filed by the Registrant with the SEC on June 20, 2014 (File No. 000-22897).
(9) Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the SEC on March 22, 2011 (File No. 001-13533).
(10) Incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Registrant with the SEC on March 22, 2011 (File No. 001-13533).
(11) Incorporated by reference to Exhibit 10.5 to Form 8-K filed by the Registrant with the SEC on March 22, 2011 (File No. 001-13533).
(12) Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed by the Registrant with the SEC on January 10, 2008 (File No. 001-13533).
(13) Incorporated by reference to Exhibit 10.10 to Form 8-K filed by the Registrant with the SEC on November 16, 2005 (File No. 001-13533).
(14) Incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Registrant with the SEC on August 7, 2014 (File No. 001-13533).
(15) Incorporated by reference to Exhibit 10.3 to Form 10-Q filed by the Registrant with the SEC on August 7, 2014 (File No. 001-13533).

Exhibit No.	Description of Document
10.3 (16)	Amended and Restated Novation Companies, Inc. 2004 Incentive Stock Plan (effective March 2, 2015) *
10.5 (17)	Form of Stock Option Agreement under NovaStar Financial, Inc. 2004 Incentive Stock Plan *
10.6 (18)	Form of Restricted Stock Agreement under NovaStar Financial, Inc. 2004 Incentive Stock Plan *
10.7 (19)	Amended and Restated Stock Option Agreement, dated March 2, 2015, between the Company and W. Lance Anderson *
10.8 (20)	2011 Compensation Plan for Independent Directors *
10.9 (21)	Employment Agreement, dated as of March 2, 2012, by and between NovaStar Financial, Inc. and Matthew Lautz *
10.10 (22)	Employment Agreement, dated as of March 1, 2012, by and between NovaStar Financial, Inc. and Brett Monger *
10.11 (23)	Stock Option Agreement, dated March 8, 2012, by and between NovaStar Financial, Inc. and Brett Monger *
10.12 (24)	Form of Stock Option Agreement under the Company's Amended and Restated 2004 Incentive Stock Plan (1,329,590 shares issued on June 20, 2014 to Matthew Lautz) *
10.13 (25)
Settlement Agreement between the Company, Lone Star Value Investors, LP, Lone Star Value Investors GP, LLC, Lone Star Value Management, LLC and Jeffrey E. Eberwein (collectively referred to as “Lone Star”), dated April 22, 2015

10.14 (26)	Amended and Restated Employee Non-Qualified Stock Option Agreement, by and between the Company and Rodney E. Schwatken, dated March 2, 2015 *
10.15	Second Amended and Restated Employee Non-Qualified Stock Option Agreement, by and between the Company and Matt Lautz, dated March 2, 2015 *
10.16	Second Amended and Restated Employee Non-Qualified Stock Option Agreement, by and between the Company and Matt Lautz, dated March 2, 2015 *
10.17	Second Amended and Restated Employee Non-Qualified Stock Option Agreement, by and between the Company and Matt Lautz, dated March 2, 2015 *
10.18	Second Amended and Restated Employee Non-Qualified Stock Option Agreement, by and between the Company and Matt Lautz, dated March 2, 2015 *
10.19	Amended and Restated Restricted Stock Award Agreement to Non-Employee Director, by and between the Company and Gregory T. Barmore, dated March 2, 2015 *
10.20	Amended and Restated Restricted Stock Award Agreement to Non-Employee Director, by and between the Company and Art. N. Burtscher, dated March 2, 2015 *
10.21	Amended and Restated Restricted Stock Award Agreement to Non-Employee Director, by and between the Company and Edward W. Mehrer, dated March 2, 2015 *
10.22	Amended and Restated Restricted Stock Award Agreement to Non-Employee Director, by and between the Company and Howard M. Amster, dated March 2, 2015 *
10.23	Amended and Restated Restricted Stock Award Agreement to Non-Employee Director, by and between the Company and Barry A. Igdaloff, dated March 2, 2015 *

* Management contract or compensatory plan or arrangement.
(16) Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on March 5, 2015 (File No. 001-13533).
(17) Incorporated by reference to Exhibit 10.25.1 to Form 8-K filed by the Registrant with the SEC on February 4, 2005 (File No. 001-13533).
(18) Incorporated by reference to Exhibit 10.25.2 to Form 8-K filed by the Registrant with the SEC on February 4, 2005 (File No. 001-13533).
(19) Incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant with the SEC on March 5, 2015 (File No. 001-13533).
(20) Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on August 15, 2011 (File No. 001-13533).
(21) Incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Registrant with the SEC on March 9, 2012 (File No. 001-13533).
(22) Incorporated by reference to Exhibit 10.5 to Form 8-K filed by the Registrant with the SEC on March 9, 2012 (File No. 001-13533).
(23) Incorporated by reference to Exhibit 10.6 to Form 8-K filed by the Registrant with the SEC on March 9, 2012 (File No. 001-13533).
(24) Incorporated by reference to Exhibit 10.4 to Form 10-Q filed by the Registrant with the SEC on August 7, 2014 (File No. 001-13533).
(25) Incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant with the SEC on April 27, 2015 (File No. 001-13533).
(26) Incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Registrant with the SEC on March 5, 2015 (File No. 001-13533).

Exhibit No.	Description of Document
14.1	Novation Companies, Inc. Code of Conduct (as amended May 8, 2014)
21.1	Subsidiaries of the Registrant
23.1	Consent of Grant Thornton LLP
31.1	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Principal Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

NOVATION COMPANIES, INC.
(Registrant)

DATE:	April 30, 2015	/s/ RODNEY E. SCHWATKEN
Rodney E. Schwatken
Chief Financial Officer