Form 10-Q
period 2015-03-31
NOVATION COMPANIES, INC.
filed 2015-05-07
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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
Yes ☐ No ☒

The number of shares of the Registrant's Common Stock outstanding on May 1, 2015 was 91,479,519.

NOVATION COMPANIES, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2015

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; dollars in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$4,713	$5,296
Marketable securities, current	25,459	29,815
Service fee receivable, net of allowance of $84 and $66, respectively	594	729
Other current assets	1,900	1,687
Current assets of discontinued operations	607	649
Total current assets	33,273	38,176
Non-Current Assets
Marketable securities, non-current	13,114	16,012
Property and equipment, net of accumulated depreciation	6,441	5,632
Deferred income tax asset, net	897	968
Other assets	1,391	1,391
Total non-current assets	21,843	24,003
Total assets	$55,116	$62,179
Liabilities and Shareholders' Equity (Deficit)
Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$4,579	$4,388
Deferred income tax liability, net	897	968
Other current liabilities	241	942
Current liabilities of discontinued operations	588	875
Total current liabilities	6,305	7,173
Non-Current Liabilities
Senior notes	86,645	85,937
Other liabilities	619	622
Non-current liabilities of discontinued operations	1,798	1,797
Total non-current liabilities	89,062	88,356
Total liabilities	95,367	95,529

Commitments and contingencies (Note 7)

Shareholders' deficit:
Capital stock, $0.01 par value per share, 120,000,000 shares authorized:
Common stock, 91,479,519 shares issued and outstanding	915	915
Additional paid-in capital	744,066	743,919
Accumulated deficit	(787,774)	(780,803)
Accumulated other comprehensive income	2,542	2,619
Total Novation Companies, Inc. shareholders' deficit	(40,251)	(33,350)
Noncontrolling interests	—	—
Total shareholders' deficit	(40,251)	(33,350)
Total liabilities and shareholders' deficit	$55,116	$62,179

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; dollars in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2015	2014
Income and Revenues:
Service fee income	$789	$790
Interest income – mortgage securities	1,556	1,786
Total	2,345	2,576

Costs and Expenses:
Cost of services	1,433	697
Development	294	407
Sales and marketing	2,445	586
General and administrative	4,177	4,537
Total	8,349	6,227

Other income	7	37
Interest expense	(884)	(796)

Loss from continuing operations before income taxes	(6,881)	(4,410)
Income tax expense (benefit), continuing operations	90	(2,034)
Net loss from continuing operations	(6,971)	(2,376)
Income from discontinued operations, net of income taxes	—	3,139
Net (loss) income	(6,971)	763
Less: Net income attributable to noncontrolling interests	—	33
Net (loss) income attributable to Novation	$(6,971)	$730

Earnings Per Share attributable to Novation:
Basic	$(0.08)	$0.01
Diluted	$(0.08)	$0.01
Weighted average basic shares outstanding	91,024,747	90,866,933
Weighted average diluted shares outstanding	91,024,747	90,866,933

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; dollars in thousands)

	For the Three Months Ended March 31,
	2015	2014
Net (loss) income	$(6,971)	$763
Other comprehensive income loss:
Change in unrealized gain on marketable securities – available-for-sale (Note 8)	(77)	(227)
Total comprehensive (loss) income	(7,048)	536
Comprehensive income attributable to noncontrolling interests:
Less: Net income attributable to noncontrolling interests	—	33
Total comprehensive (loss) income attributable to Novation	$(7,048)	$503

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited; dollars in thousands)

	Total Novation Shareholders’ Equity (Deficit)
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2014	$915	$743,919	$(780,803)	$2,619	$—	$(33,350)
Compensation recognized under stock compensation plans	—	147	—	—	—	147
Net loss	—	—	(6,971)	—	—	(6,971)
Other comprehensive loss	—	—	—	(77)	—	(77)
Balance, March 31, 2015	$915	$744,066	$(787,774)	$2,542	$—	$(40,251)

	Total Novation Shareholders’ Equity (Deficit)
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2013	$915	$739,468	$(811,742)	$3,103	$36	$(68,220)
Compensation recognized under stock compensation plans	—	127	—	—	—	127
Distributions to noncontrolling interests	—	—	—	—	(5)	(5)
Net income	—	—	730	—	33	763
Other comprehensive loss	—	—	—	(227)	—	(227)
Balance, March 31, 2014	$915	$739,595	$(811,012)	$2,876	$64	$(67,562)

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; dollars in thousands)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(6,971)	$763
Net income from discontinued operations	—	3,139
Net loss from continuing operations	(6,971)	(2,376)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Accretion of mortgage securities	(22)	(193)
Provision for bad debt, net	29	12
Amortization of deferred debt issuance costs and senior debentures discount	708	539
Loss on disposal of fixed assets	7	5
Compensation recognized under stock compensation plans	147	127
Depreciation expense	493	352
Deferred taxes	—	(2,062)
Eliminations of intercompany activity with discontinued operations	3	2,218
Changes in:
Due from discontinued operations	(2)	4,181
Service fee receivable	106	(112)
Other current assets and liabilities, net	(882)	110
Other noncurrent assets and liabilities, net	(31)	24
Accounts payable and accrued expenses	191	(40)
Net cash (used in) provided by operating activities of continuing operations	(6,224)	2,785
Net cash (used in) operating activities of discontinued operations	(277)	(414)
Net cash (used in) provided by operating activities	(6,501)	2,371

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	8,428	228
Purchases of available-for-sale securities	(1,229)	—
Purchases of property and equipment	(1,268)	(328)
Net cash provided by (used in) investing activities of continuing operations	5,931	(100)
Net cash used in investing activities of discontinued operations	—	(65)
Net cash provided by (used in) investing activities	5,931	(165)

Cash flows from financing activities:
Cash payments for contributions of capital to discontinued operations	(245)	(250)
Cash receipts from distributions of earnings from discontinued operations	—	5
Principal payments under capital leases	(45)	(66)
Net cash used in financing activities of continuing operations	(290)	(311)
Net cash provided by financing activities of discontinued operations	245	190
Net cash used in financing activities	(45)	(121)
	Continued

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; dollars in thousands)

	For the Three Months Ended March 31,
	2015	2014

Net (decrease) increase in cash and cash equivalents of continuing operations	$(583)	$2,374
Cash and cash equivalents, beginning of period	5,296	5,768
Cash and cash equivalents, end of period	$4,713	$8,142

Net decrease in cash and cash equivalents of discontinued operations	$(32)	$(289)
Cash and cash equivalents, beginning of period	358	3,499
Cash and cash equivalents, end of period	$326	$3,210

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(unaudited; dollars in thousands)

	For the Three Months Ended March 31,
	2015	2014
Cash paid for interest	$218	$263
Cash (paid for) received from income taxes, net	(708)	9
Cash received on mortgage securities – available-for-sale with no cost basis	1,419	1,593
Non-cash investing and financing activities:
Assets acquired under capital lease	41	50

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the period ended March 31, 2015 (Unaudited)

Note 1. Financial Statement Presentation

Description of Operations – Novation Companies, Inc. (the “Company” or "Novation" or "we” or “us”) owns 100% of Corvisa LLC ("Corvisa"). Corvisa provides cloud-based communication software under the CorvisaOne® brand and implementation consulting services for its own customers as well as customers of a leading customer relationship management (CRM) software provider. This business was formerly known as CorvisaCloud, LLC, but was rebranded to Corvisa during the three months ended March 31, 2015.

On April 16, 2014 we announced a significant strategic shift for Novation with the decision to focus our resources primarily on the business of Corvisa. This decision was based largely on the Company's belief that Corvisa represents a better opportunity for Novation to build long-term shareholder value due to Corvisa's CorvisaOne® technology platform and the size of its target customer base.

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

Prior to 2008, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. As a result of those activities, the Company acquired mortgage securities that continue to be a source of its earnings and cash flow. See Note 4 and Note 8 to the condensed consolidated financial statements for additional information regarding these securities and valuation thereof. Also as a result of those activities, the Company may, from time to time, receive indemnification and loan repurchase demands related to past sales of loans to securitization trusts and other third parties. See Note 7 to the condensed consolidated financial statements for additional information regarding these demands.

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

The Company's condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements. The Company's condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Comparability. As noted in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, during the fourth quarter of 2014 the Company elected to update the presentation of its consolidated statement of operations to be more consistent with industry practice and allow for enhanced comparability between Corvisa and its peers. This update involved moving from the Company's historical presentation of only two categories of operating expenses to the revised presentation, which presents four categories of operation expenses: Cost of services, Development, Sales and marketing, and General and administrative. As a result, operating results for the three months ended March 31, 2014 have been reclassified to conform to the revised presentation.

Note 2. New Accounting Pronouncements

In January 2015, the FASB issued Accounting Standards Updated ("ASU") 2015-1, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under this ASU, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Entities may apply the guidance prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption. The Company does not expect this guidance to have a significant impact on the Company’s financial statements.

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

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued-operations criteria. The FASB issued this ASU to provide more decision-useful information and to make it more difficult for a disposal transaction to qualify as a discontinued operation. This ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. Early adoption is permitted. The impact of the adoption of ASU 2014-08 did not have a significant impact on the Company's financial statements.

Note 3. Divestitures

Advent Financial Services, LLC (Financial Intermediary Segment)

On August 18, 2014, Advent sold certain intellectual property, software, and customer data to Santa Barbara Tax Products Group, LLC, for cash consideration of $1.0 million paid at closing. The transaction resulted in a gain of approximately $0.8 million during 2014. Due to the timing of the transaction, no portion of this gain is reflected in net income from discontinued operations during the three months ended March 31, 2014.

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

StreetLinks, LLC (Appraisal Management Segment)

Prior to 2013, the Company entered into a Membership Interest Purchase Agreement (the "Unit Purchase Agreement") with its Chief Operating Officer, Mr. Steve Haslam, pursuant to which Mr. Haslam sold 1,927 units in StreetLinks to the Company in exchange for a total purchase price of $6.1 million, payable in quarterly installments. At the time of the original transaction, Mr. Haslam's units represented approximately 5% of the outstanding StreetLinks membership units. On April 16, 2014, the Company and Mr. Haslam agreed to terminate the Unit Purchase Agreement. In full satisfaction of the Company's outstanding obligations under the Unit Purchase Agreement, the Company transferred back to Mr. Haslam 1,218 StreetLinks membership units (approximately 3% of StreetLinks), which represents the portion of the membership units attributable to the $3.9 million in unpaid installment payments and $0.2 million in interest remaining under the Unit Purchase Agreement. The termination of the Unit Purchase Agreement and simultaneous transfer of 1,218 StreetLinks membership units to Mr. Haslam reduced the Company's ownership interest to approximately 88% as of April 16, 2014.

On April 16, 2014, the Company and non-controlling members of StreetLinks (the "Sellers") entered into a purchase and sale agreement with Assurant, pursuant to which Assurant purchased 100% of the outstanding membership units of StreetLinks in exchange for $60.0 million paid in cash at closing and up to $12.0 million in post-closing consideration contingent upon the total revenue of StreetLinks in fiscal years 2015 and 2016. The Company received approximately $53.9 million in cash proceeds at closing, of which $1.0 million was used to make certain earned bonus payments to three StreetLinks executives. Subsequent to closing, the Company received an additional $0.8 million relating to adjustments for working capital. The transaction resulted in a gain of approximately $48.2 million during 2014. The Company also incurred approximately $1.8 million of transaction-related expenses during 2014, such as legal and consulting fees. Due to the timing of the sale, no portion of this gain or the related transaction-related expenses are reflected in net income from discontinued operations during the three months ended March 31, 2014.

The post-closing consideration provides for payment if (a) the total revenue of StreetLinks is $184 million or more for calendar year 2015, Assurant shall pay to the Sellers an aggregate of $12.0 million; but if not, then (b) if the total revenue of StreetLinks is greater than $167.5 million for the calendar year 2016, Assurant shall pay to Sellers up to an aggregate of $12.0 million, based on a linear scale where full payment of the $12.0 million would occur at total revenue of $184 million. The post-closing consideration will be reduced for certain earned bonus payments to three StreetLinks executives of $2.0 million if the maximum post-closing consideration is earned and otherwise prorated based on the same linear scale. There can be no assurance that the Company will receive any post-closing consideration. Assurant has agreed to act in good faith in conducting the business of StreetLinks and to keep separate records, but generally the Company does not control how Assurant may operate the business of StreetLinks. In accordance with the relevant accounting guidance, the post-closing consideration will be treated as a gain contingency. As such, no post-closing consideration will be recognized in earnings until the contingency is resolved.

In connection with the sale, the Company and Assurant also entered into a transition services agreement, pursuant to which the Company will provide ongoing information technology, human resources management and accounting services to StreetLinks for a period of up to eighteen months. The cash flows related to these services are not significant to StreetLinks. The Company will have no significant continuing involvement with StreetLinks beyond the transition services. As the agreed-upon professional services were substantially complete as of December 31, 2014, professional service fees earned under the transition services agreement for the three months ended March 31, 2015 were not material. Further, due to the timing of the sale, there were no professional service fees earned by the Company under the transition services agreement for the three months ended March 31, 2014.

The Company has also executed a Non-Competition, Non-Solicitation and Non-Disclosure Agreement with StreetLinks providing that Novation will be prohibited from competing in the real estate appraisal management or valuation services business for a period of four years.

Results of Discontinued Operations

For the three months ended March 31, 2015 and 2014, net income from discontinued operations consists of the net operating income and losses of the disposed entities and any necessary eliminations and income tax expense.

The results of the Company's discontinued operations are summarized below (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014
Service fee income	$—	$30,765

Income from discontinued operations before income taxes	$—	$5,201
Income tax expense	—	2,062
Income from discontinued operations, net of income taxes	$—	$3,139

The assets and liabilities of discontinued operations as of March 31, 2015 and December 31, 2014 relate entirely to Advent. As of March 31, 2015, the current liabilities of discontinued operations were comprised primarily of unclaimed funds and fees withheld from Advent's business partners for various violations of Advent's compliance program. The Company anticipates that any unclaimed funds will be escheated to the applicable state in accordance with unclaimed property laws. Obligations relating to fees withheld from business partners will be resolved when claims are received or when the statute of limitations for the related contractual obligation expires.

Noncurrent liabilities of discontinued operations consist entirely of fees withheld from business partners for various violations of Advent's compliance program. The classification of these fees held as current versus noncurrent is dependent on the nature of the compliance violation and the tax year during which the violation occurred.

The major classes of assets and liabilities of discontinued operations as of March 31, 2015 and December 31, 2014 are detailed below (dollars in thousands).

	March 31, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$326	$358
Other current assets	281	291
Total current assets	$607	$649
Non-Current Assets
Total non-current assets	—	—
Total assets	$607	$649

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$588	$875
Total current liabilities (A)	588	875
Non-Current Liabilities
Other liabilities	1,798	1,797
Total non-current liabilities	1,798	1,797
Total liabilities (A)	$2,386	$2,672

(A)
Excludes amounts due to Novation of approximately $0.7 million as of both March 31, 2015 and December 31, 2014. These amounts are eliminated upon consolidation and, therefore, are not included in the consolidated balance sheets for any periods presented.

Note 4. Marketable Securities

The following table presents certain information on the Company's portfolio of available-for-sale securities as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	As of March 31, 2015
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities, current
Corporate notes and bonds	$20,267	$—	$(9)	$20,258
Commercial paper	1,999	1	—	2,000
Mortgage securities	641	2,560	—	3,201
Total	$22,907	$2,561	$(9)	$25,459

Marketable securities, non-current
Corporate notes and bonds	$12,123	$2	$(12)	$12,113
Agency securities	1,000	1	—	1,001
Total	$13,123	$3	$(12)	$13,114

	As of December 31, 2014
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities, current
Corporate notes and bonds	$24,462	$—	$(26)	$24,436
Commercial paper	1,998	—	—	1,998
Mortgage securities	682	2,699	—	3,381
Total	$27,142	$2,699	$(26)	$29,815

Marketable securities, non-current
Corporate notes and bonds	$15,066	$—	$(52)	$15,014
Agency securities	1,000	—	(2)	998
Total	$16,066	$—	$(54)	$16,012

Prior to 2008, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. As a result of those activities, the Company acquired mortgage securities that continue to be a source of its earnings and cash flow. As of March 31, 2015 and December 31, 2014, these mortgage securities consisted entirely of the Company's investment in the residual securities issued by securitization trusts sponsored by the Company. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds.

There were no other-than-temporary impairments relating to available-for-sale securities for the three months ended March 31, 2015 and 2014. The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at March 31, 2015 were approximately 6 months and 20 months, respectively. Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments. See Note 8 to the condensed consolidated financial statements for details on the Company's fair value methodology.

The following table relates to the securitizations where the Company retained an interest in the assets issued by the securitization trust (dollars in thousands):

	Size/Principal Outstanding (A)	Assets on Balance Sheet (B)	Liabilities on Balance Sheet	Maximum Exposure to Loss(C)	Year to Date Loss on Sale	Year to Date Cash Flows (D)
March 31, 2015	$3,952,037	$3,201	$—	$3,201	$—	$1,597
December 31, 2014	4,062,068	3,381	—	3,381	—	1,821

(A)	Size/Principal Outstanding reflects the estimated principal of the underlying assets held by the securitization trust.

(B)	Assets on balance sheet are securities issued by the entity and are recorded in the current marketable securities line item on the condensed consolidated balance sheets.

(C)	The maximum exposure to loss includes the assets held by the Company. The maximum exposure to loss assumes a total loss on the referenced assets held by the securitization trust.

(D)	Year to date cash flows are for the three months ended March 31, 2015 and 2014, respectively.

Note 5. Property and Equipment, Net

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

Maintenance and repairs are charged to expense. Major renewals and improvements are capitalized. Gains and losses on dispositions are credited or charged to earnings as incurred. Depreciation and amortization expense relating to property and equipment was $0.5 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively.

The following table shows the Company's property and equipment, net as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015	December 31, 2014
Furniture, fixtures and office equipment	$760	$756
Hardware and computer equipment	3,839	3,388
Software	5,141	4,384
Leasehold improvements	905	905
Total Cost	10,645	9,433
Less: Accumulated depreciation and amortization	(4,204)	(3,801)
Property and equipment, net	$6,441	$5,632

The hardware and computer equipment amount above includes gross assets under capital leases of $0.9 million as of both March 31, 2015 and December 31, 2014. Accumulated depreciation and amortization relating to these assets totaled approximately $0.6 million as of both March 31, 2015 and December 31, 2014.

Note 6. Borrowings

Senior Notes – The Company has outstanding unsecured senior notes pursuant to three indentures (collectively, the “Senior Notes”) with an aggregate principal balance of $85.9 million. The Senior Notes were created through an exchange of the Company's previously outstanding junior subordinated notes that occurred prior to 2012. This exchange was considered a modification of a debt instrument for accounting purposes, therefore the Company uses the effective interest method to accrete from the existing balance as of the modification date to $86.6 million and $85.9 million as of March 31, 2015 and December 31, 2014, respectively. Under the effective interest method, significant changes in the rate at which a debt instrument accrues interest over its term can result in a recorded balance in excess of the aggregate principal balance of the debt instrument.

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

The indentures governing the Senior Notes (the “Indentures”) contain certain restrictive covenants (the “Negative Covenants”) subject to certain exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit the Company and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring shares of the Company or its subsidiaries, making payment on debt securities of the Company that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in its subsidiaries or all or substantially all of the assets of its subsidiaries. The Negative Covenants remain in effect until both of the following conditions are met: 1) the Senior Notes begin accruing interest at the Full Rate, and 2) the Company satisfies certain financial covenants (the “Financial Covenants”). Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95%. As the Senior Notes were not accruing interest at the Full Rate, the Negative Covenants, as defined above, were still in effect as of March 31, 2015 and December 31, 2014. Compliance with the Financial Covenants is required only when the Company seeks to take action prohibited by the Negative Covenants that has not been approved by the holders of the Senior Notes.

As discussed in Note 3 to the condensed consolidated financial statements, on April 16, 2014, the Company and the non-controlling members of StreetLinks entered into a purchase and sale agreement with Assurant, pursuant to which Assurant purchased 100% of the outstanding membership units of StreetLinks. The sale of a subsidiary is not prohibited by the Negative Covenants provided that the sale is at fair market value and the proceeds are reinvested in the Company. As such, the Company was in compliance with all Negative Covenants as of March 31, 2015 and December 31, 2014, and therefore the Company was under no obligation to comply with the Financial Covenants during these periods.

Note Payable to Related Party – As detailed in Note 3, prior to 2013, the Company entered into a Membership Interest Purchase Agreement (the "Unit Purchase Agreement") with its Chief Operating Officer, Mr. Steve Haslam, pursuant to which Mr. Haslam sold 1,927 units in StreetLinks to the Company in exchange for a total purchase price of $6.1 million, payable in quarterly installments. On April 16, 2014, the Company and Mr. Haslam agreed to terminate the Unit Purchase Agreement. In full satisfaction of the Company's outstanding obligation under the Unit Purchase Agreement, the Company transferred back to Mr. Haslam 1,218 StreetLinks membership units, which represents the portion of the membership units attributable to the $3.9 million in unpaid installment payments and $0.2 million in interest remaining under the Unit Purchase Agreement.

Capital Leases – The Company leases hardware and computer equipment under capital leases. These capital leases are payable in 36 monthly installments and mature between July 2015 and March 2018. Current maturities of obligations under capital leases were approximately $0.2 million and $0.3 million as of March 31, 2015 and December 31, 2014, respectively. Noncurrent maturities of obligations under capital leases were approximately $0.1 million as of both March 31, 2015 and December 31, 2014. Due to the immaterial nature of these obligations with regard to the Company's financial statements as a whole, current maturities and noncurrent maturities of capital leases are included in the other current liabilities and other liabilities line items, respectively, in the Company's condensed consolidated balance sheets.

Note 7. Commitments and Contingencies

Commitments – In September 2014, Steve Haslam, who was then Senior Vice President and Chief Operating Officer of the Company announced that, in lieu of accepting a new role with the Company and relocating, he was retiring from the Company effective October 1, 2014. Pursuant to the terms of his Employment Agreement dated March 8, 2012, Mr. Haslam elected to terminate his employment for “Good Reason” in connection with the new position and relocation offered to him. In addition to accrued but unpaid salary and other benefits, Mr. Haslam will be paid $0.4 million severance from the date of termination through October 1, 2015. The full amount of Mr. Haslam's severance was charged to income from continuing operations during the third quarter of 2014 in accordance with the relevant accounting guidance. As of March 31, 2015, the remaining accrual of $0.2 million is included in accounts payable and accrued expenses and will be reduced as payments are made to Mr. Haslam.

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
$1,750

As of March 31, 2015, the Company has accrued approximately $0.4 million under the OEM agreement. This accrual is included in accounts payable and accrued expenses, while approximately $0.1 million of the corresponding expense included in cost of services for the three months ended March 31, 2015.

Contingencies – Prior to 2008, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. The Company has received indemnification and loan repurchase demands with respect to alleged violations of representations and warranties (“defects”) and with respect to other alleged misrepresentations and contractual commitments made in loan sale and securitization agreements. These demands have been received substantially beginning in 2006 and have continued into 2015. Prior to the Company ceasing the origination of loans in its mortgage lending business, it sold loans to securitization trusts and other third parties and agreed to repurchase loans with material defects and to otherwise indemnify parties to these transactions. Beginning in 1997 and ending in 2007, affiliates of the Company sold loans to securitization trusts and third parties with the potential of such obligations. The aggregate original principal balance of these loans was $43.1 billion at the time of sale or securitization. The remaining principal balance of these loans is not available as these loans are serviced by third parties and may have been refinanced, sold or liquidated. Claims to repurchase loans or to indemnify under securitization documents have not been acknowledged as valid by the Company. In some cases, claims were made against affiliates of the Company that have ceased operations and have no or limited assets. The Company has not repurchased any loans or made any such indemnification payments since 2010.

Historically, repurchases of loans or indemnification of losses where a loan defect has been alleged have been insignificant and any future losses for alleged loan defects have not been deemed to be probable or reasonably estimable; therefore, the Company has recorded no reserves related to these claims. The Company does not use internal groupings for purposes of determining the status of these loans. The Company is unable to develop an estimate of the maximum potential amount of future payments related to repurchase demands because the Company does not have access to information relating to loans sold and securitized and the number or amount of claims deemed probable of assertion is not known nor is it reasonably estimable. Further, the validity of claims received remains questionable. Also, considering that the Company completed its last sale or securitization of loans during 2007, the Company believes that it will be difficult for a claimant to successfully validate any additional repurchase demands. Management does not expect that the potential impact of claims will be material to the Company's financial statements.

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

Note 8. Fair Value Accounting

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

The following tables present for each of the fair value hierarchy levels, the Company's assets which are measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	2,109	$2,109	$—	$—
Money market funds	2,604	2,604	—	—
Marketable securities, current:
Corporate notes and bonds	20,258	—	20,258	—
Commercial paper	2,000	—	2,000	—
Mortgage securities	3,201	—	—	3,201
Marketable securities, non-current:
Corporate notes and bonds	12,113	—	12,113	—
Agency securities	1,001	—	1,001	—
Total	$43,286	$4,713	$35,372	$3,201

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$2,701	$2,701	$—	$—
Money market funds	2,595	2,595	—	—
Marketable securities, current:
Corporate notes and bonds	24,436	—	24,436	—
Commercial paper	1,998	—	1,998	—
Mortgage securities	3,381	—	—	3,381
Marketable securities, non-current:
Corporate notes and bonds	15,014	—	15,014	—
Agency securities	998	—	998	—
Total	$51,123	$5,296	$42,446	$3,381

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

To the extent observable inputs are not available, as is the case with the Company's mortgage securities, the Company estimates fair value using present value techniques and generally does not have the option to choose other valuation methods for these securities. The methods and processes used to estimate the fair value of the Company's mortgage securities are discussed further below. There have been no significant changes to the Company's valuation techniques during the three months ended March 31, 2015. Accordingly, there have been no material changes to the financial statements resulting from changes to our valuation techniques during the three months ended March 31, 2015.

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

Mortgage securities - available-for-sale. As discussed above and in Note 4 to the condensed consolidated financial statements, the Company's mortgage securities – available-for-sale, are measured at fair value. These securities are valued at each reporting date using significant unobservable inputs (Level 3) by discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment.

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

The following table presents certain quantitative information about the significant unobservable inputs used in the fair value measurement for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Description	Valuation Techniques	Significant Unobservable Inputs	Range
Assets:
Mortgage securities – available-for-sale	Present value analysis	Prepayment rates	5.5% – 9.4%
		Weighted average life (years)	2.0

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

The following table provides a reconciliation of the beginning and ending balances for the Company's mortgage securities – available-for-sale, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014
Balance, beginning of period	$3,381	$3,728
Increases (decreases) to mortgage securities – available-for-sale:
Accretion of income (A)	137	193
Proceeds from paydowns of securities (A)	(178)	(228)
Mark-to-market value adjustment	(139)	(227)
Net (decrease) increase to mortgage securities – available-for-sale	(180)	(262)
Balance, end of period	$3,201	$3,466

(A)	Cash received on mortgage securities with no cost basis was $1.4 million and $1.6 million for the three months ended March 31, 2015 and 2014, respectively.

Adjustments to assets and liabilities measured at fair value on a recurring and nonrecurring basis did not have a material impact on the earnings of continuing operations for any period presented.

The following disclosure of the estimated fair value of financial instruments presents amounts that have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies could have a material impact on the estimated fair value amounts. The fair value of short-term financial assets and liabilities, such as service fees receivable, notes receivable, and accounts payable and accrued expenses are not included in the following table as their carrying value approximates their fair value.

The estimated fair values of the Company's financial instruments are as follows as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	As of March 31, 2015		As of December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Restricted cash	$633	$507	$597	$450
Marketable securities	38,573	38,573	45,827	45,827
Financial liabilities:
Senior notes	$86,645	$15,456	$85,937	$15,189

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

Restricted cash – The fair value of restricted cash was estimated by discounting estimated future releases of the cash from restriction. Restricted cash is included in the other current assets and other assets line items in the Company's condensed consolidated balance sheets.

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

Note 9. Income Taxes

For the three months ended March 31, 2015 and 2014, respectively, the Company recorded an income tax expense from continuing operations of approximately $0.1 million and an income tax benefit of $2.0 million. The majority of income tax expense for the current year relates to our residual interests in certain mortgage securities and additional unrecognized tax benefits. The income tax benefit for the three months ended March 31, 2014 relates primarily to operating losses from continuing operations. For the three months ended March 31, 2015, income tax expense from discontinued operations was not material. Income tax expense from discontinued operations totaled $2.1 million for the three months ended March 31, 2014 and relates primarily to operating income from discontinued operations. The net income tax expense (benefit) was not material for any period presented, as the Company's effective tax rate is expected to be close to 0% due to the valuation allowance against the Company's deferred tax assets, which is discussed further below.

Prior to 2014, the Company determined that it was no longer more likely than not that it will recognize a portion of its deferred tax assets. Therefore, as of both March 31, 2015 and December 31, 2014, the Company maintained a full valuation allowance against its deferred tax assets of $271.3 million and $268.6 million, respectively. The Company's determination of the extent to which its deferred tax assets will be realized requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods.

As of both March 31, 2015 and December 31, 2014, the total gross amount of unrecognized tax benefits was $0.5 million. This amount also represents the total amount of unrecognized tax benefits that would impact the effective tax rate in the respective periods. The Company anticipates an additional reduction of the unrecognized tax benefits in the amount of $0.1 million due to the lapse of statute of limitations in the next twelve months.

Note 10. Segment Reporting

As detailed in Note 1 to the condensed consolidated financial statements, during 2014 the Company announced a significant strategic shift for Novation with the decision to focus its resources primarily on the business of Corvisa. Consistent with this strategic shift, management has taken steps to revise the Company’s internal organizational structure, internal financial reporting structure, internal financial reports, key performance measures and executive compensation plans to more accurately reflect management’s view of the Company as a single, consolidated operating segment, which encompasses the development, marketing, and support of the Company's cloud-based communication software and related services. These steps were substantially completed during the first quarter of 2015. Accordingly, during the three months ended March 31, 2015, the Company has determined that it has only one operating segment, and therefore, one reportable segment.

The Company's service fee income from external customers is comprised of the following products and services (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014

Professional services	$449	$558
Communications services	340	232
Total net service fee income	$789	$790

No customer(s) comprised greater than 10% of total consolidated revenues for the three months ended March 31, 2015 and 2014.

Substantially all of the Company's revenues during the three months ended March 31, 2015 and 2014 were derived from customers based in the United States. Further, substantially all of the Company's property and equipment was located in the United States as of both March 31, 2015 and December 31, 2014.

Reconciliation to Financial Statements

Prior to 2008, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. The Company incurred significant debt to finance these legacy operations, which, though modified as discussed in Note 6, remains outstanding as of March 31, 2015. For the three months ended March 31, 2015 and 2014, the Company incurred interest expense on its Senior Notes of approximately $0.9 million and $0.8 million, respectively.

Also as a result of the Company's legacy mortgage lending activities, the Company acquired mortgage securities that continue to be a source of its earnings and cash flow. The interest and cash flows received from these securities are used to fund the Company's ongoing operations described above. For the three months ended March 31, 2015 and 2014, the Company earned interest income on these securities of approximately $1.6 million and $1.8 million, respectively.

Note 11. Earnings per Share

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options and nonvested shares. The computations of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 (dollars in thousands, except share and per share amounts) are as follows:

	For the Three Months Ended March 31,
	2015	2014
Numerator:
Net loss from continuing operations	$(6,971)	$(2,376)
Net income from discontinued operations	—	3,139
Net (loss) income	(6,971)	763
Less net income attributable to noncontrolling interests	—	33
Net (loss) income available to common shareholders	$(6,971)	$730

Denominator:
Weighted average common shares outstanding – basic	91,024,747	90,866,933

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	91,024,747	90,866,933
Stock options	—	—
Nonvested shares	—	—
Weighted average common shares outstanding – dilutive	91,024,747	90,866,933

Basic earnings per share:
Net loss from continuing operations	$(0.08)	$(0.03)
Net income from discontinued operations	—	0.04
Net (loss) income	(0.08)	0.01
Less net income attributable to noncontrolling interests	—	—
Net (loss) income available to common shareholders	$(0.08)	$0.01

Diluted earnings per share:
Net loss from continuing operations	$(0.08)	$(0.03)
Net income from discontinued operations	—	0.04
Net (loss) income	(0.08)	0.01
Less net income attributable to noncontrolling interests	—	—
Net (loss) income available to common shareholders	$(0.08)	$0.01

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

	For the Three Months Ended March 31,
	2015	2014
Number of stock options	9,938	8,492
Weighted average exercise price of stock options	$0.63	$0.68

Option grants during the three months ended March 31, 2015 were not significant. There were no option grants during the three months ended March, 31, 2014.

The Company had approximately 0.5 million and 0.6 million nonvested shares outstanding as of March 31, 2015 and March 31, 2014, respectively. The majority of the nonvested shares vest ratably over their original term of six years, while a small number of these shares have an original cliff vesting schedule of ten years. The weighted average impact of approximately 0.5 million and 0.6 million nonvested shares were not included in the calculation of earnings per share for the three months ended March 31, 2015 and 2014, respectively, because they were anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Statements in this report regarding Novation Companies, Inc. and its business, that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events, do not relate solely to historical matters and include statements regarding management's beliefs, estimates, projections, and assumptions with respect to, among other things, our future operations, business plans and strategies, as well as industry and market conditions, all of which are subject to change at any time without notice. Words such as “believe,” “expect,” “anticipate,” “promise,” “plan,” and other expressions or words of similar meanings, as well as future or conditional auxiliary verbs such as “would,” “should,” “could,” or “may” are generally intended to identify forward-looking statements. Actual results and operations for any future period may vary materially from those discussed herein. Some important factors that could cause actual results to differ materially from those anticipated include: our ability to manage and scale our business; the competitive nature of the markets in which we operate; market acceptance of our products and services; defects or disruptions in our service or our underlying infrastructure; our reliance on third party data center and co-location service providers; breaches of security and unauthorized access to proprietary or customer data; changes in the regulatory environments within which we operate; our ability to develop new relationships and maintain existing relationships with both customers and business partners; decreases in cash flows from our mortgage securities; our ability to remain in compliance with the agreements governing our indebtedness; the outcome of litigation actions pending against us or other legal contingencies; our compliance with applicable local, state and federal laws and regulations; compliance with new accounting pronouncements; the impact of general economic conditions; and the risks that are from time to time included in our filings with the Securities and Exchange Commission, including the Company's most recent annual report on Form 10-K, and this report on Form 10-Q. Other factors not presently identified may also cause actual results to differ. This report on Form 10-Q speaks only as of its date and we expressly disclaim any duty to update the information herein except as required by federal securities laws.

Executive Overview
The following Management's Discussion and Analysis of Financial Condition and Operating Results (“MD&A”) should be read in conjunction with the preceding unaudited condensed consolidated financial statements of Novation Companies, Inc. and its subsidiaries (the “Company” or ”Novation" or “we” or “us”) and the notes thereto as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2014 and Amendment No. 1 on Form 10-K/A. MD&A includes the following sections:

•	Corporate Overview, Background and Strategy – a brief overview of our business, current strategy, and significant recent events.

•
Critical Accounting Policies – an update, since December 31, 2014, of our discussion of accounting policies that impact our financial statements and involve a high degree of judgment or complexity. This section also includes the impact of new accounting standards.

•	Results of Operations – an analysis of our results of operations for the three months ended March 31, 2015 and 2014 as presented in our unaudited Condensed Consolidated Financial Statements.

•	Liquidity and Capital Resources – an analysis of our cash flows and financial commitments.

Corporate Overview, Background and Strategy
Our Business
We are a Maryland corporation formed on September 13, 1996. We own 100% of Corvisa LLC ("Corvisa"). Corvisa provides cloud-based communication software under the CorvisaOne® brand and implementation consulting services. A detailed discussion of the Corvisa business is included below. This business was formerly known as CorvisaCloud, LLC, but was rebranded to Corvisa subsequent to December 31, 2014.

On August 18, 2014, the Company announced that it would be conducting an orderly winding-down of the remaining business and operations of Advent Financial Services LLC (“Advent”), a financial settlement services provider for professional tax preparers nationwide. As discussed in Note 3 to the condensed consolidated financial statements, the operations of Advent have been classified as discontinued operations for all periods presented.

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

The sale of StreetLinks marked a significant strategic shift for Novation. On April 16, 2014, the Company announced that it would be focusing its resources primarily on the business of Corvisa. This decision was based largely on the Company's belief that Corvisa represents a better opportunity for Novation to build long-term shareholder value due to Corvisa's CorvisaOne® technology platform and the size of its target customer base.

Corvisa LLC

Corvisa is a provider of cloud-based, proprietary communication software under the brand CorvisaOne® and implementation consulting services for its own clients as well as clients of a leading customer relationship management (CRM) software provider.

Corvisa derives its revenue from software subscription fees for its product and from telecommunications minutes used. Corvisa also derives revenue from professional service fees charged for enhanced implementation requirements of its contact center solution as well as CRM implementation services.

CorvisaOne® is a full contact center suite including both inbound and outbound contact center functionality as well as full business phone system functionality. Features of the communications software include interactive voice response, automated call distribution, campaign dialing, and a variety of other services, all of which are delivered to clients as part of a comprehensive cloud solution. The software can be fully integrated with leading CRM providers and other third party software solutions via our advanced web service, JavaScript and platform integration solutions. Corvisa's target customers are businesses of all sizes in all industries, anywhere in the world. We offer our customers the ability to purchase the following products:

•	Business Phone System Standard Edition - this is our basic private branch exchange ("PBX") solution targeted towards businesses of all sizes anywhere in the world.

•	Business Phone System Premier Edition - this is our basic PBX solution plus additional basic contact center features such as simple call routing.

•
Contact Center Inbound Edition - this is our contact center product without the outbound dialer and is geared towards inbound only contact center businesses that prefer not to pay for the additional cost of an outbound dialer.

•	Contact Center Full Edition - this is our complete CorvisaOne® full contact center solution, which includes both inbound and outbound functionality.

•
Summit™ Platform - this is the platform upon which our products are built and gives our customers the ability to customize our products to fit their unique business needs. We also offer this as a standalone platform product to developers who are looking to develop their own voice and SMS applications.

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

Platform in Addition to Corvisa's Product. Corvisa's Summit™ platform is highly customizable and allows for the creation or editing of voice and SMS applications utilizing Corvisa's Lua-based programming language and development toolkits. This includes the ability for customers to modify their instance of Corvisa's business phone and contact center suite products to meet their specific and unique business demands. Applications built on Summit™ are fully hosted on the Corvisa network that provides scalability, redundancy, backup, testing frameworks and other features required for enterprise-class applications. Existing applications or those developed by third-party developers can also easily be integrated through our open application programming interfaces (APIs). This makes it easy for developers to easily build scale and effectively support their applications while eliminating the need to manage independent server and hosting environments.

Contact and Campaign Manager. CorvisaOne® includes a highly scalable contact/lead management system allowing for dynamic management of millions of contact/lead records, including real-time assignment to dialing campaigns. This functionality eliminates the need to store and manage complex campaign logic in third-party systems or manual spreadsheets. In addition, CorvisaOne® supports real-time synchronization with leading CRM systems to allow customers to work seamlessly within their CRM.

Redundant Instance-Based Architecture. Corvisa's highly scalable, instance-based architecture allows CorvisaOne® to scale to support a worldwide presence while providing customer benefits such as read access to their client data, segmented client data and a highly redundant architecture.

Combined Telecom and Production Reporting. As business operators ourselves, we believe strongly in the importance of closely aligning telecommunications and production data to give greater visibility into overall business operations. The CorvisaOne® product is tightly integrated with leading CRM systems to ensure accurate and comprehensive business reporting.

While Corvisa is still in the early stages of launching its product, our plan over time is to sell Corvisa's product and services through its direct sales force, which is comprised of telephone sales personnel located regionally. Corvisa recently expanded its sales strategy to also include a channel partner sales program. For larger opportunities Corvisa will send its implementation teams on site in a consulting role to help onboard clients.

Corvisa's marketing strategy is to promote its brand and generate quality leads for its sales force. Corvisa's primary marketing activities consist of:

•	press and industry analyst relations for third-party validation of the Corvisa offering and value proposition;

•	attendance at user conferences and trade show events;

•	search engine marketing and advertising to drive leads to the Corvisa sales force;

•	use of customer testimonials and referrals;

•	marketing activities to engage with and generate leads from channel partners;

•	leads from the Corvisa CRM implementation practice; and

•	purchase of leads from third parties.

On April 23, 2014, the Company announced that it would devote up to $30 million of the proceeds from the StreetLinks sale to Corvisa. The additional capital will expand Corvisa's sales, marketing and operational development efforts and, potentially, fund future acquisitions. The funds will also accelerate product development and customer acquisition of Corvisa's CorvisaOne® contact center software products and platform. As of March 31, 2015, the Company contributed approximately $25.6 million of the allotted $30 million to Corvisa. Should Corvisa's operating,development, or strategic needs require additional contributions of capital in excess of the allotted $30 million, the Company will review the necessary contributions on a case by case basis.

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

The following table sets forth the key performance metrics for the Company for the three months ended March 31, 2015 and 2014, as derived from our consolidated financial statements, and should be read in conjunction with the more detailed information therein and with the disclosure included in this report under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Also included in the following table is a reconciliation of adjusted EBITDA to the most directly comparable GAAP measure, net loss from continuing operations.

Table 1 – Summary of Financial Highlights and Key Performance Metrics (dollars in thousands; except per share amounts)

	March 31,
	2015	2014

Gross Corvisa service fee income	$789	$790
Corvisa gross margin	$(644)	$93

Reconciliation from net loss to adjusted EBITDA
Net loss from continuing operations	$(6,971)	$(2,376)
Non-GAAP adjustments:
Interest expense	884	796
Income tax expense (benefit)	90	(2,034)
Depreciation and amortization (A)	493	352
Share-based compensation (A)	147	127
Adjusted EBITDA	$(5,357)	$(3,135)

(A)	Amounts are included in the cost of services, development, sales and marketing, and general and administrative expense line items of the consolidated statements of operations.

Significant Recent Events
As detailed in Note 1 to the condensed consolidated financial statements, during 2014 the Company announced a significant strategic shift for Novation with the decision to focus its resources primarily on the business of Corvisa. Consistent with this strategic shift, management has taken steps to revise the Company’s internal organizational structure, internal financial reporting structure, internal financial reports, key performance measures and executive compensation plans to more accurately reflect management’s view of the Company as a single, consolidated operating segment, which encompasses the development, marketing, and support of the Company's cloud-based communication software and related services. These steps were substantially completed during the first quarter of 2015. Accordingly, during the three months ended March 31, 2015, the Company has determined that it has only one operating segment, and therefore, one reportable segment.

Critical Accounting Policies
In our Annual Report on Form 10-K for the year ended December 31, 2014, we disclose critical accounting policies that require management to use significant judgment or that require significant estimates. Management regularly reviews the selection and application of our critical accounting policies. There have been no updates to the critical accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Impact of Recently Issued Accounting Pronouncements
In January 2015, the FASB issued Accounting Standards Updated ("ASU") 2015-1, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under this ASU, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Entities may apply the guidance prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption. The Company does not expect this guidance to have a significant impact on the Company’s financial statements.

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

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued-operations criteria. The FASB issued this ASU to provide more decision-useful information and to make it more difficult for a disposal transaction to qualify as a discontinued operation. This ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. Early adoption is permitted. The impact of the adoption of ASU 2014-08 did not have a significant impact on the Company's financial statements.

Results of Operations
Service Fee Income
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

We also earn professional service fees for providing CRM implementation, support and administrative services to our clients. The following table provides a summary of our service fee income by service.

Table 2 – Summary of Service Fee Income by Service (dollars in thousands)

	For the Three Months Ended March 31,
	2015	2014

Professional services	$449	$558
Communications services	340	$232
Total net service fee income	$789	$790

On a consolidated basis, service fee income was flat period over period at approximately $0.8 million for the three months ended March 31, 2015 and 2014. The decline in professional service fee income offset entirely by growth in Corvisa's communications services offerings. The growth in communications services revenue was due in part to the timing of the launch of the CorvisaOne® solution in Q4 of 2013, and in part to more aggressive sales efforts during the second half of 2014 and continuing into 2015. These efforts included a reorganization of the Company's sales and marketing function, an increase in the headcount of the Company's sales and marketing function, and purchases of leads from external sources.

Interest Income – Mortgage Securities
Interest income on the marketable securities we own decreased to approximately $1.6 million during the three months ended March 31, 2015 compared to $1.8 million during the three months ended March 31, 2014. The decrease in all periods was attributable to our mortgage securities portfolio. Fluctuations in the interest income received from our mortgage portfolio are typically due to factors beyond the Company's control, such as the performance of the underlying loan collateral, prepayment speeds, interest rates, etc. The Company expects interest income and cash flow from these securities to decline as the principal on the underlying loan collateral is paid, written down, or written off.

Cost of Services
Direct costs of the Company's communications services consist primarily of expenses incurred to host and support our CorvisaOne® software, co-location and data charges, fees paid to third party telecommunications carriers for usage, software license fees and royalty expenses, depreciation expense associated with capitalized software related to these services, and allocated overhead, such as occupancy charges and IT infrastructure. Direct costs of the Company's professional services consist almost entirely of the compensation and related expenses of those individuals providing professional services.

Cost of services increased to $1.4 million for the three months ended March 31, 2015 from $0.7 million for the three months ended March 31, 2014. This increase was partly driven by the current year growth in sales of our communications services offerings, which resulted in an increase in usage-related fees paid to third party telecommunications carriers and certain software license fees. Also driving the increase in cost of services both in total dollars and as a percentage of service fee income was the growth in the headcount of our customer support and professional services personnel, certain software royalty expenses, and depreciation expense related to our internally developed software. As this business is still in the early stages of development, Management continues to identify and explore opportunities to scale the business and improve the efficiency of operations with the intent to generate positive margins.

Development
Development costs consist primarily of non-capitalized salaries and related expenses for our development personnel, and allocated overhead. Our development efforts are focused on adding new features and services, integrating licensed technologies, increasing the functionality and security of our CorvisaOne® software, and enhancing the ease of use of this software.

Development expenses can vary period over period based on a number of factors including, but not limited to, significant changes in development staff headcount, the stage of the Company's various development projects within the software development lifecycle and the existence of the technology necessary for the Company's development projects to achieve their targeted performance requirements. In periods where a significant number of projects are within the application development stage, development costs may decline due to the capitalization of these costs as internal use software. Conversely, in periods where substantial development effort is devoted to projects for which the necessary technology does not currently exist, development costs that would normally be capitalized would be expensed as incurred until the technology is developed and the preliminary project stage was completed.

Despite the period over period growth in the headcount of the Company's development personnel, development costs decreased to $0.3 million in 2015 compared to $0.4 million in 2014. This decrease was due primarily to the fact that, during the three months ended March 31, 2015, a larger percentage of developer time was spent working on projects in the application development stage of the software development lifecycle. As such, a larger percentage of the compensation and other costs associated with these projects were capitalized in accordance with the relevant accounting guidance.

Sales and Marketing
Sales and marketing costs consist primarily of salaries and related expenses for our sales and marketing staff, commissions, advertising, purchases of leads from third parties, and allocated overhead.

Sales and marketing increased to approximately $2.4 million in 2015 compared to $0.6 million in 2014. As noted within the service fee income discussion above, this increase was due primarily to the growth in the headcount of the Company's sales and marketing function and purchases of leads from external sources.

General and Administrative
General and administrative expenses consist of salaries and related expenses for finance and accounting, legal, internal audit, human resources and management information systems personnel, legal costs, professional fees, other corporate expenses and allocated overhead.

General and administrative expenses were materially consistent year over year, with the Company incurring approximately $4.2 million of general and administrative expenses in 2015 compared to $4.5 million in 2014.

Other Income (Expense)
Other income was not material for any period presented.

Interest Expense
Interest expense was materially consistent period over period, with the Company incurring approximately $0.9 million during the three months ended March 31, 2015 and $0.8 million for the three months ended March 31, 2014. See Note 6 to the condensed consolidated financial statements for additional information regarding the Company's borrowings.

Income Tax Benefit (Expense)
For the three months ended March 31, 2015 and 2014, respectively, the Company recorded an income tax expense from continuing operations of approximately $0.1 million and an income tax benefit of $2.0 million. The majority of income tax expense for the current year relates to our residual interests in certain mortgage securities and additional unrecognized tax benefits. The income tax benefit for the three months ended March 31, 2014 relates primarily to operating losses from continuing operations. See Note 9 to the condensed consolidated financial statements for further details regarding the Company's income tax provision and deferred tax assets.

Liquidity and Capital Resources
As of March 31, 2015, we had approximately $4.7 million in unrestricted cash and cash equivalents and $0.6 million of restricted cash, which primarily included in the other noncurrent assets line item on the condensed consolidated balance sheet. In addition, the Company held approximately $35.3 million in corporate notes and bonds, agency securities, and commercial paper with average remaining maturities between 6 months and 20 months. These securities are classified as available-for-sale as of March 31, 2015 and are included in the marketable securities, current and marketable securities, non-current line items on the condensed consolidated balance sheet.

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

The indentures governing the Senior Notes (the “Indentures”) contain restrictive covenants (the “Negative Covenants”) subject to exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit NCI and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring our shares or equity in our subsidiaries, making payment on our debt securities that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in our subsidiaries or all or substantially all of the assets of our subsidiaries. The Senior Notes accrue interest at a rate of 1.0% until the earlier of (a) the completion of an equity offering by NCI or our subsidiaries that results in proceeds of $40 million or more or (b) January 1, 2016. Thereafter, the Senior Notes will accrue interest at a rate of three-month LIBOR plus 3.5% (the “Full Rate”). Interest on the Senior Notes is paid on a quarterly basis and no principal payments are due until maturity on March 30, 2033. The Negative Covenants remain in effect until both of the following conditions are met: 1) the Senior Notes begin accruing interest at the Full Rate, and 2) the Company satisfies certain financial covenants (the “Financial Covenants”). Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95%. As the Senior Notes were not accruing interest at the Full Rate, the Negative Covenants, as defined above, were still in effect as of March 31, 2015 and December 31, 2014. Compliance with the Financial Covenants is required only when the Company seeks to take action prohibited by the Negative Covenants that has not been approved by the holders of the Senior Notes.

As discussed in Note 3 to the condensed consolidated financial statements, on April 16, 2014, the Company and the non-controlling members of StreetLinks entered into a purchase and sale agreement with Assurant, pursuant to which Assurant purchased 100% of the outstanding membership units of StreetLinks. The sale of a subsidiary is not prohibited by the Negative Covenants, provided that the sale is at fair market value and the proceeds are reinvested in the Company. As such, the Company was in compliance with all Negative Covenants as of March 31, 2015 and December 31, 2014, and therefore the Company was under no obligation to comply with the Financial Covenants during these periods.

There have been no significant changes to the Company's contractual obligations as presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Overview of Cash Flow for the Three Months Ended March 31, 2015
The following table provides a summary of our operating, investing and financing cash flows as taken from our condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014.

Table 3 – Summary of Operating, Investing and Financing Cash Flows (dollars in thousands)

	For the Three Months Ended March 31,
	2015	2014
Consolidated Statements of Cash Flows:
Cash (used in) provided by operating activities of continuing operations	$(6,224)	$2,785
Cash flows provided by (used in) investing activities of continuing operations	5,931	(100)
Cash flows used in financing activities of continuing operations	(290)	(311)

Operating Activities
The decrease in net cash flows provided by operating activities from $2.8 million during the three months ended March 31, 2014 to $6.2 million used in operating activities during the three months ended March 31, 2015 is driven primarily by the operations of Corvisa and decreases in collections of amounts due from discontinued operations.

Investing Activities
The increase in the net cash flows provided by investing activities is due primarily to increases in cash proceeds from sales and maturities of marketable securities period over period, offset by increases in cash payments to acquire marketable securities and property and equipment. The fluctuations attributable to marketable securities activity were due primarily to the fact that the Company did not maintain a marketable securities portfolio during the three months ended March 31, 2014.

Financing Activities
Net cash flows used in financing activities were materially consistent when comparing the three months ended March 31, 2015 and 2014, and are comprised primarily of cash payments for contributions of capital to discontinued operations.
.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors
Risk Factors
There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(dollars in thousands, except per share amounts)

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (A)
January 1, 2015 - January 31, 2015	—	—	—	$1,020
February 1, 2015 - February 28, 2015	—	—	—	$1,020
March 1, 2015 - March 31, 2015	—	—	—	$1,020

(A)
A current report on Form 8-K was filed on October 2, 2000 announcing that the Board of Directors authorized the Company to repurchase its common shares, bringing the total authorization to $9 million. The Company has repurchased $8.0 million to date, leaving approximately $1.0 million of shares that may yet be purchased under the plan.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
On May 7, 2015, the Board of Directors of the Company set July 16, 2015 as the date for the 2015 Annual Meeting of the Company’s shareholders (“2015 Annual Meeting”). This date is more than 30 days from the anniversary of the date of the 2014 Annual Meeting of the Company’s shareholders. Pursuant to Rule 14a-5(f) of the Securities Exchange Act of 1934, any shareholder proposal, including the nomination of a director, intended to be presented at the 2015 Annual Meeting and included in the proxy statement and form proxy relating to such meeting, must be received at the Company’s offices on or before May 15, 2015, which the Company believes to be a reasonable time before the Company begins to distribute its proxy materials. The previous deadline for such submissions was December 26, 2014.

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
101
The following financial information from Novation Companies, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements.

* Management contract of compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVATION COMPANIES, INC.

DATE:	May 7, 2015	/s/ W. Lance Anderson
W. Lance Anderson, Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

DATE:	May 7, 2015	/s/ Rodney E. Schwatken
Rodney E. Schwatken, Chief Financial Officer
(Principal Financial Officer)

DATE:	May 7, 2015	/s/ Brett A. Monger
Brett A. Monger, Vice President and Chief Accounting Officer
(Principal Accounting Officer)