Form 10-K/A
period 2014-12-31
NOVATION COMPANIES, INC.
filed 2015-05-27
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

Documents Incorporated by Reference
None.

NOVATION COMPANIES, INC.
FORM 10-K/A
For the Fiscal Year ended December 31, 2014

TABLE OF CONTENTS

	Explanatory Note	1

Part III
Item 11.	Executive Compensation	2

Part IV
Item 15.	Exhibits, Financial Statement Schedules	3

Explanatory Note
This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Novation Companies, Inc., a Maryland corporation (the “Company”, “we”, “our” or “us”), for the year ended December 31, 2014 that was originally filed with the Securities and Exchange Commission (“SEC”) on March 2, 2015 and Amendment No. 1 to the Annual Report on Form 10-K/A that was originally filed with the SEC on April 30, 2015 (the “Original Filings”).
The Summary Compensation Table set forth in Item 11 of Part III of the Original Filings unintentionally omitted the 2014 bonus information for our chief executive officer, W. Lance Anderson, and our chief financial officer, Rodney E. Schwatken. The 2014 bonus information for Mr. Anderson and Mr. Schwatken was described on pages 10 and 12 in Amendment No. 1 to the Annual Report under the heading “Compensation Agreements with Named Executive Officers”.
We are filing this Amendment No. 2 in order to amend and restate the Summary Compensation Table and associated footnotes appearing on page 8 of Amendment No. 1 to the Annual Report to show the 2014 bonus information for Mr. Anderson and Mr. Schwatken and the corresponding changes to their total compensation. Item 15 of Part IV has also been amended to include the currently dated certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibits 31.5 and 31.6 hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.
Except as described above, no other changes have been made to the Original Filings. The Original Filings continue to speak as of the date of the Original Filings, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filings. This Form 10-K/A should be read in conjunction with the Original Filings and with our filings with the SEC subsequent to the Original Filings.

Summary Compensation Table
The following table sets forth the compensation of our Named Executive Officers during the fiscal year ended December 31, 2014 and 2013.

Name and Principal	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)		Option Awards ($)(1)		All Other Comp ($)(2)		Total ($)
W. Lance Anderson,	2014	665,784		371,250	(8)	58,028		52,076		—		1,147,138
Chief Executive Officer	2013	665,784		—		10,236		47,844		—		723,864
Rodney E. Schwatken,	2014	225,000		100,000	(8)	2,321		—		10,229	(3)	337,550
Chief Financial Officer	2013	225,000		—		409		18,957		—		244,366
Steve Haslam	2014	351,246	(4)	—		(14,533)	(5)	50,220	(6)	95,861	(7)	482,794
Chief Operating Officer	2013	400,000		—		1,238		245,991		—		647,229
Matthew Lautz	2014	234,135		120,000	(8)	—		160,825		—		514,960
Chief Technology Officer	2013	210,096		80,000	(8)	—		45,251		—		335,347

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

(8)
Represents the bonuses awarded under Mr. Lautz's bonus plan for 2013 and 2014 and the bonuses awarded to Mr. Anderson and Mr. Schwatken for 2014 and paid in 2015, as described below under the heading “Compensation Agreements with Named Executive Officers.”

Item 15. Exhibits and Financial Statements Schedules

Financial Statements and Schedules

Exhibit Listing

Exhibit No.	Description of Document
31.5	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.6	Principal Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVATION COMPANIES, INC.
(Registrant)

DATE:	May 27, 2015	/s/ RODNEY E. SCHWATKEN
Rodney E. Schwatken
Chief Financial Officer