Form 10-Q
period 2015-06-30
NOVATION COMPANIES, INC.
filed 2015-08-07
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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
Yes ☐ No ☒

The number of shares of the Registrant's Common Stock outstanding on July 31, 2015 was 91,479,519.

NOVATION COMPANIES, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2015

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; dollars in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$4,726	$5,296
Marketable securities, current	21,647	29,815
Service fee receivable, net of allowance of $91 and $66, respectively	609	729
Other current assets	1,767	1,687
Current assets of discontinued operations	591	649
Total current assets	29,340	38,176
Non-Current Assets
Marketable securities, non-current	9,683	16,012
Property and equipment, net of accumulated depreciation	7,153	5,632
Deferred income tax asset, net	685	968
Other assets	1,391	1,391
Total non-current assets	18,912	24,003
Total assets	$48,252	$62,179
Liabilities and Shareholders' Equity (Deficit)
Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$4,393	$4,388
Deferred income tax liability, net	685	968
Other current liabilities	361	942
Current liabilities of discontinued operations	577	875
Total current liabilities	6,016	7,173
Non-Current Liabilities
Senior notes	87,215	85,937
Other liabilities	596	622
Non-current liabilities of discontinued operations	1,798	1,797
Total non-current liabilities	89,609	88,356
Total liabilities	95,625	95,529

Commitments and contingencies (Note 7)

Shareholders' deficit:
Capital stock, $0.01 par value per share, 120,000,000 shares authorized:
Common stock, 91,479,519 shares issued and outstanding	915	915
Additional paid-in capital	744,216	743,919
Accumulated deficit	(794,441)	(780,803)
Accumulated other comprehensive income	1,937	2,619
Total Novation Companies, Inc. shareholders' deficit	(47,373)	(33,350)
Noncontrolling interests	—	—
Total shareholders' deficit	(47,373)	(33,350)
Total liabilities and shareholders' deficit	$48,252	$62,179

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; dollars in thousands, except share and per share amounts)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014
Income and Revenues:
Service fee income	$1,680	$1,419	$891	$629
Service fee income – transition services	—	968	—	968
Interest income – mortgage securities	3,206	3,396	1,650	1,610
Total	4,886	5,783	2,541	3,207

Costs and Expenses:
Cost of services	3,115	1,363	1,682	666
Cost of services – transition services	—	608	—	608
Development	766	894	472	487
Sales and marketing	4,914	1,527	2,469	941
General and administrative	7,900	8,706	3,723	4,169
Total	16,695	13,098	8,346	6,871

Other (expense) income	(68)	66	(75)	29
Interest expense	(1,636)	(1,594)	(752)	(798)

Loss from continuing operations before income taxes	(13,513)	(8,843)	(6,632)	(4,433)
Income tax expense (benefit), continuing operations	107	(8,185)	17	(6,151)
Net (loss) income from continuing operations	(13,620)	(658)	(6,649)	1,718
(Loss) Income from discontinued operations, net of income taxes	(18)	41,665	(18)	38,526
Net (loss) income	(13,638)	41,007	(6,667)	40,244
Less: Net loss attributable to noncontrolling interests	—	—	—	(33)
Net (loss) income attributable to Novation	$(13,638)	$41,007	$(6,667)	$40,277

Earnings Per Share attributable to Novation:
Basic	$(0.15)	$0.45	$(0.07)	$0.44
Diluted	$(0.15)	$0.45	$(0.07)	$0.44
Weighted average basic shares outstanding	91,061,455	90,866,933	91,097,761	90,866,933
Weighted average diluted shares outstanding	91,061,455	90,866,933	91,097,761	90,940,843

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited; dollars in thousands)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014
Net (loss) income	$(13,638)	$41,007	$(6,667)	$40,244
Other comprehensive (loss) income:
Change in unrealized gain on marketable securities – available-for-sale	(682)	(176)	(605)	50
Total comprehensive (loss) income	(14,320)	40,831	(7,272)	40,294
Comprehensive loss attributable to noncontrolling interests:
Less: Net loss attributable to noncontrolling interests	—	—	—	(33)
Total comprehensive (loss) income attributable to Novation	$(14,320)	$40,831	$(7,272)	$40,327

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited; dollars in thousands)

	Total Novation Shareholders’ Equity (Deficit)
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2014	$915	$743,919	$(780,803)	$2,619	$—	$(33,350)
Compensation recognized under stock compensation plans	—	297	—	—	—	297
Net loss	—	—	(13,638)	—	—	(13,638)
Other comprehensive loss	—	—	—	(682)	—	(682)
Balance, June 30, 2015	$915	$744,216	$(794,441)	$1,937	$—	$(47,373)

	Total Novation Shareholders’ Equity (Deficit)
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2013	$915	$739,468	$(811,742)	$3,103	$36	$(68,220)
Compensation recognized under stock compensation plans	—	381	—	—	—	381
Distributions to noncontrolling interests	—	—	—	—	(5)	(5)
Exchange of membership interests for forgiveness of note payable	—	3,814	—	—	107	3,921
Deconsolidation of subsidiary	—	—	—	—	(138)	(138)
Net income	—	—	41,007	—	—	41,007
Other comprehensive loss	—	—	—	(176)	—	(176)
Balance, June 30, 2014	$915	$743,663	$(770,735)	$2,927	$—	$(23,230)

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; dollars in thousands)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(13,638)	$41,007
Net (loss) income from discontinued operations	(18)	41,665
Net loss from continuing operations	(13,620)	(658)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Accretion of marketable securities	(77)	(385)
Provision for bad debt	61	56
Amortization of deferred debt issuance costs and senior debt discount	1,278	1,090
Loss on disposal of fixed assets, net	5	6
Compensation recognized under stock compensation plans	297	381
Depreciation expense	1,111	725
Deferred taxes	—	(8,185)
Eliminations of intercompany activity with discontinued operations	3	2,940
Changes in:
Due from discontinued operations	(5)	4,945
Service fee receivable	59	(566)
Other current assets and liabilities, net	(605)	339
Other noncurrent assets and liabilities, net	(54)	(68)
Accounts payable and accrued expenses	5	(1,437)
Net cash (used in) provided by operating activities of continuing operations	(11,542)	(817)
Net cash used in operating activities of discontinued operations	(297)	(4,184)
Net cash used in operating activities	(11,839)	(5,001)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	15,121	385
Payments for other investing activities	—	(3)
Proceeds from sale of subsidiary	—	54,748
Purchases of available-for-sale securities	(1,229)	(17,536)
Purchase of cost method investment	—	(600)
Purchases of property and equipment	(2,587)	(876)
Net cash provided by investing activities of continuing operations	11,305	36,118
Net cash used in investing activities of discontinued operations	—	(593)
Net cash provided by investing activities	11,305	35,525

Cash flows from financing activities:
Cash payments for contributions of capital to discontinued operations	(255)	(2,373)
Cash receipts from distributions of earnings from discontinued operations	—	9
Principal payments under capital leases	(78)	(136)
Net cash used in financing activities of continuing operations	(333)	(2,500)
Net cash provided by financing activities of discontinued operations	255	2,289
Net cash used in financing activities	(78)	(211)
	Continued

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; dollars in thousands)

	For the Six Months Ended June 30,
	2015	2014

Net (decrease) increase in cash and cash equivalents of continuing operations	$(570)	$32,801
Cash and cash equivalents, beginning of period	5,296	5,768
Cash and cash equivalents, end of period	$4,726	$38,569

Net decrease in cash and cash equivalents of discontinued operations	$(42)	$(2,488)
Cash and cash equivalents, beginning of period	358	3,499
Cash and cash equivalents, end of period	$316	$1,011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(unaudited; dollars in thousands)

	For the Six Months Ended June 30,
	2015	2014
Cash paid for interest	$439	$551
Cash (paid for) received from income taxes, net	(737)	37
Cash received on mortgage securities – available-for-sale with no cost basis	2,929	3,011
Non-cash investing and financing activities:
Assets acquired under capital lease	84	140

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the period ended June 30, 2015 (Unaudited)

Note 1. Financial Statement Presentation

Description of Operations – Novation Companies, Inc. (the “Company” or "Novation" or "we” or “us”) owns 100% of Corvisa LLC ("Corvisa"). Corvisa sells cloud-based communication software under the CorvisaOne® brand, telecommunications services, and implementation consulting services for its own customers as well as customers of a leading customer relationship management (CRM) software provider. This business was formerly known as CorvisaCloud, LLC, but was rebranded to Corvisa during the first quarter of 2015.

On April 16, 2014 we announced a significant strategic shift for Novation with the decision to focus our resources primarily on the business of Corvisa. This decision was based largely on the Company's belief that Corvisa represents a better opportunity for Novation to build long-term shareholder value due to Corvisa's CorvisaOne technology platform and the size of its target customer base.

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

Prior to 2008, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. As a result of those activities, the Company acquired mortgage securities that continue to be a source of its earnings and cash flow. See Note 4 and Note 8 to the condensed consolidated financial statements for additional information regarding these securities and the valuation thereof. Also as a result of those activities, the Company may, from time to time, receive indemnification and loan repurchase demands related to past sales of loans to securitization trusts and other third parties. See Note 7 to the condensed consolidated financial statements for additional information regarding these demands.

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

Comparability. As noted in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, during the fourth quarter of 2014 the Company elected to update the presentation of its consolidated statement of operations to be more consistent with industry practice and allow for enhanced comparability between Corvisa and its peers. This update involved moving from the Company's historical presentation of only two categories of operating expenses to the revised presentation, which presents four categories of operation expenses: Cost of services, Development, Sales and marketing, and General and administrative. As a result, operating results for the six and three months ended June 30, 2014 have been reclassified to conform to the revised presentation.

Note 2. New Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update ("ASU") 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance on a customer’s accounting for cloud computing costs. Under the ASU, a customer must determine whether a cloud computing arrangement contains a software license. If so, the customer would account for the fees related to the software license element in a manner consistent with how the acquisition of other software licenses is accounted for under ASC 350-40. If the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. The ASU is effective for annual periods (and interim periods) beginning after December 15, 2015. Early adoption is permitted. Entities may adopt the guidance (1) retrospectively or (2) prospectively to arrangements entered into, or materially modified, after the effective date. The Company does not expect this guidance to have a significant impact on the Company’s financial statements.

In January 2015, the FASB issued ASU 2015-1, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under this ASU, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Entities may apply the guidance prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption. The Company does not expect this guidance to have a significant impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. This new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” This ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company does not expect this guidance to have a significant impact on the Company’s financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. Compared with current U.S. GAAP, this ASU also requires significantly expanded disclosures about revenue recognition. On July 9th, 2015 the FASB voted to defer the effective date of this ASU by one year. Early adoption is permitted. However, entities are not allowed to adopt this ASU before the original effective date (that is, annual periods beginning after December 15, 2016). The Company is evaluating the impact of ASU 2014-09 on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of this standard on its ongoing financial reporting.

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

Note 3. Divestitures

Advent Financial Services, LLC (Financial Intermediary Segment)

On August 18, 2014, Advent sold certain intellectual property, software, and customer data to Santa Barbara Tax Products Group, LLC, for cash consideration of $1.0 million paid at closing. The transaction resulted in a gain of approximately $0.8 million during 2014. Due to the timing of the transaction, no portion of this gain is reflected in net income from discontinued operations during the six and three months ended June 30, 2014.

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

On April 16, 2014, the Company and non-controlling members of StreetLinks (the "Sellers") entered into a purchase and sale agreement with Assurant, pursuant to which Assurant purchased 100% of the outstanding membership units of StreetLinks in exchange for $60.0 million paid in cash at closing and up to $12.0 million in post-closing consideration contingent upon the total revenue of StreetLinks in fiscal years 2015 and 2016. The Company received approximately $53.9 million in cash proceeds at closing, of which $1.0 million was used to make certain earned bonus payments to three StreetLinks executives. Subsequent to closing, the Company received an additional $0.8 million relating to adjustments for working capital. The transaction resulted in a gain of approximately $48.2 million during the second quarter of 2014. The Company also incurred approximately $1.8 million of transaction-related expenses during second quarter of 2014, such as legal and consulting fees.

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

In connection with the sale, the Company and Assurant also entered into a transition services agreement, pursuant to which the Company will provide ongoing information technology, human resources management and accounting services to StreetLinks for a period of up to eighteen months. The cash flows related to these services are not significant to StreetLinks. The Company will have no significant continuing involvement with StreetLinks beyond the transition services. As the agreed-upon professional services were substantially complete as of December 31, 2014, professional service fees earned under the transition services agreement for the six and three months ended June 30, 2015 were not material. Professional service fees earned by the Company under the transition services agreement for the six and three months ended June 30, 2014 are included in the service fee income – transition services line on the consolidated statement of operations, while the related costs are included in cost of services – transition services.

The Company has also executed a Non-Competition, Non-Solicitation and Non-Disclosure Agreement with StreetLinks providing that Novation will be prohibited from competing in the real estate appraisal management or valuation services business for a period of four years.

Results of Discontinued Operations

For the six and three months ended June 30, 2014, net income from discontinued operations consists of the net operating income and losses of the disposed entities and any necessary eliminations and income tax expense. For the six and three months ended June 30, 2015 the net loss from discontinued operations consists primarily of settlements of miscellaneous Advent liabilities.

The results of the Company's discontinued operations are summarized below (dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014
Service fee income	$—	$37,347	$—	$6,582

(Loss) income from discontinued operations before income taxes	$(18)	$50,448	$(18)	$45,247
Income tax expense	—	8,783	—	6,721
(Loss) income from discontinued operations, net of income taxes	$(18)	$41,665	$(18)	$38,526

The assets and liabilities of discontinued operations as of June 30, 2015 and December 31, 2014 relate entirely to Advent. As of June 30, 2015, the current liabilities of discontinued operations were comprised primarily of unclaimed funds and fees withheld from Advent's business partners for various violations of Advent's compliance program. Unclaimed funds will be escheated to the applicable state in accordance with unclaimed property laws. Obligations relating to fees withheld from business partners will be resolved when claims are received or when the statute of limitations for the related contractual obligation expires.

Noncurrent liabilities of discontinued operations consist entirely of fees withheld from business partners for various violations of Advent's compliance program. The classification of these fees held as current versus noncurrent is dependent on the nature of the compliance violation and the tax year during which the violation occurred.

The major classes of assets and liabilities of discontinued operations as of June 30, 2015 and December 31, 2014 are detailed below (dollars in thousands).

	June 30, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$316	$358
Other current assets	275	291
Total current assets	$591	$649

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$577	$875
Total current liabilities (A)	577	875
Non-Current Liabilities
Other liabilities	1,798	1,797
Total non-current liabilities	1,798	1,797
Total liabilities (A)	$2,375	$2,672

(A)
Excludes amounts due to Novation of approximately $0.7 million as of both June 30, 2015 and December 31, 2014. These amounts are eliminated upon consolidation and, therefore, are not included in the consolidated balance sheets for any periods presented.

Note 4. Marketable Securities

The following table presents certain information on the Company's portfolio of available-for-sale securities as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	As of June 30, 2015
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities, current
Corporate notes and bonds	$19,087	$—	$(10)	$19,077
Mortgage securities	609	1,961	—	2,570
Total	$19,696	$1,961	$(10)	$21,647

Marketable securities, non-current
Corporate notes and bonds	$8,697	$—	$(15)	$8,682
Agency securities	1,000	1	—	1,001
Total	$9,697	$1	$(15)	$9,683

	As of December 31, 2014
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities, current
Corporate notes and bonds	$24,462	$—	$(26)	$24,436
Commercial paper	1,998	—	—	1,998
Mortgage securities	682	2,699	—	3,381
Total	$27,142	$2,699	$(26)	$29,815

Marketable securities, non-current
Corporate notes and bonds	$15,066	$—	$(52)	$15,014
Agency securities	1,000	—	(2)	998
Total	$16,066	$—	$(54)	$16,012

Prior to 2008, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. As a result of those activities, the Company acquired mortgage securities that continue to be a source of its earnings and cash flow. As of June 30, 2015 and December 31, 2014, these mortgage securities consisted entirely of the Company's investment in the residual securities issued by securitization trusts sponsored by the Company. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds.

There were no other-than-temporary impairments relating to available-for-sale securities for the six and three months ended June 30, 2015 and 2014. The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at June 30, 2015 were approximately five months and eighteen months, respectively. Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments. See Note 8 to the condensed consolidated financial statements for details on the Company's fair value methodology.

The following table relates to the securitizations where the Company retained an interest in the assets issued by the securitization trust (dollars in thousands):

	Size/Principal Outstanding (A)	Assets on Balance Sheet (B)	Liabilities on Balance Sheet	Maximum Exposure to Loss(C)	Year to Date Loss on Sale	Year to Date Cash Flows (D)
June 30, 2015	$3,836,814	$2,570	$—	$2,570	$—	$3,279
December 31, 2014	4,062,068	3,381	—	3,381	—	3,395

(A)	Size/Principal Outstanding reflects the estimated principal of the underlying assets held by the securitization trust.

(B)	Assets on balance sheet are securities issued by the entity and are recorded in the current marketable securities line item on the condensed consolidated balance sheets.

(C)	The maximum exposure to loss includes the assets held by the Company. The maximum exposure to loss assumes a total loss on the referenced assets held by the securitization trust.

(D)	Year to date cash flows are for the six months ended June 30, 2015 and 2014, respectively.

Note 5. Property and Equipment, Net

All of the Company's property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives of the Company's property and equipment are the lesser of 5 years or remaining lease term for leasehold improvements, 5 years for furniture and fixtures, 3 to 5 years for office and computer equipment, and 1 to 3 years for software.

Maintenance and repairs are charged to expense. Major renewals and improvements are capitalized. Gains and losses on dispositions are credited or charged to earnings as incurred. Depreciation and amortization expense relating to property and equipment was $1.1 million and $0.6 million for the six and three months ended June 30, 2015, respectively, and $0.7 million and $0.4 million for the six and three months ended June 30, 2014, respectively.

The following table shows the Company's property and equipment, net as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31, 2014
Software	$5,786	$4,384
Hardware and computer equipment	4,661	3,388
Leasehold improvements	905	905
Furniture, fixtures and office equipment	753	756
Total Cost	12,105	9,433
Less: Accumulated depreciation and amortization	(4,952)	(3,801)
Property and equipment, net	$7,153	$5,632

The hardware and computer equipment amount above includes gross assets under capital leases of $1.1 million and $0.9 million as of June 30, 2015 and December 31, 2014, respectively. Accumulated depreciation and amortization of leased assets totaled approximately $0.8 million and $0.6 million as of June 30, 2015 and December 31, 2014, respectively.

Note 6. Borrowings

Senior Notes – The Company has outstanding unsecured senior notes pursuant to three indentures (collectively, the “Senior Notes”) with an aggregate principal balance of $85.9 million. The Senior Notes were created through an exchange of the Company's previously outstanding junior subordinated notes that occurred prior to 2012. This exchange was considered a modification of a debt instrument for accounting purposes, therefore the Company uses the effective interest method to accrete from the existing balance as of the modification date to $87.2 million and $85.9 million as of June 30, 2015 and December 31, 2014, respectively. Under the effective interest method, significant changes in the rate at which a debt instrument accrues interest over its term can result in a recorded balance in excess of the aggregate principal balance of the debt instrument.

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

The indentures governing the Senior Notes (the “Indentures”) contain certain restrictive covenants (the “Negative Covenants”) subject to certain exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit the Company and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring shares of the Company or its subsidiaries, making payment on debt securities of the Company that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in its subsidiaries or all or substantially all of the assets of its subsidiaries. The Negative Covenants remain in effect until both of the following conditions are met: 1) the Senior Notes begin accruing interest at the Full Rate, and 2) the Company satisfies certain financial covenants (the “Financial Covenants”). Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95%. As the Senior Notes were not accruing interest at the Full Rate, the Negative Covenants, as defined above, were still in effect as of June 30, 2015 and December 31, 2014. Compliance with the Financial Covenants is required only when the Company seeks to take action prohibited by the Negative Covenants that has not been approved by the holders of the Senior Notes.

As discussed in Note 3 to the condensed consolidated financial statements, on April 16, 2014, the Company and the non-controlling members of StreetLinks entered into a purchase and sale agreement with Assurant, pursuant to which Assurant purchased 100% of the outstanding membership units of StreetLinks. The sale of a subsidiary is not prohibited by the Negative Covenants provided that the sale is at fair market value and the proceeds are reinvested in the Company. As such, the Company was in compliance with all Negative Covenants as of June 30, 2015 and December 31, 2014, and therefore the Company was under no obligation to comply with the Financial Covenants during these periods.

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

Capital Leases – The Company leases hardware and computer equipment under capital leases. These capital leases are payable in 36 monthly installments and mature between July 2015 and March 2018. Current maturities of obligations under capital leases were approximately $0.3 million as of both June 30, 2015 and December 31, 2014, while noncurrent maturities of obligations under capital leases were approximately $0.1 million as of both June 30, 2015 and December 31, 2014. Due to the immaterial nature of these obligations with regard to the Company's financial statements as a whole, current maturities and noncurrent maturities of capital leases are included in the other current liabilities and other liabilities line items, respectively, in the Company's condensed consolidated balance sheets.

Note 7. Commitments and Contingencies

Commitments – In September 2014, Steve Haslam, who was then Senior Vice President and Chief Operating Officer of the Company announced that, in lieu of accepting a new role with the Company and relocating, he was retiring from the Company effective October 1, 2014. Pursuant to the terms of his Employment Agreement dated March 8, 2012, Mr. Haslam elected to terminate his employment for “Good Reason” in connection with the new position and relocation offered to him. In addition to accrued but unpaid salary and other benefits, Mr. Haslam will be paid $0.4 million severance from the date of termination through October 1, 2015. The full amount of Mr. Haslam's severance was charged to income from continuing operations during the third quarter of 2014 in accordance with the relevant accounting guidance. As of June 30, 2015, the remaining accrual of $0.1 million is included in accounts payable and accrued expenses and will be reduced as payments are made to Mr. Haslam.

In conjunction with its minority investment in ManyWho, Inc. ("ManyWho") during the second quarter of 2014, Corvisa entered into an Original Equipment Manufacturer ("OEM") agreement with ManyWho, which provides Corvisa with a non-exclusive license to integrate ManyWho's workflow technology into existing and forthcoming Corvisa service offerings. In exchange for this non-exclusive license, the OEM agreement provided for usage-based license fees as well as certain guaranteed minimum annual royalty and professional services fees. The annual minimum due under the OEM agreement for the twelve month period ended June 20, 2015 was $0.5 million. As of June 30, 2015, the Company had accrued approximately $0.4 million related to this obligation. This accrual is included in accounts payable and accrued expenses, while approximately $0.2 million and $0.1 million of the corresponding expense is included in cost of services for the six and three months ended June 30, 2015, respectively. Due to the timing of this agreement, the royalty expense for the six and three months ended June 30, 2014 was not material.

Subsequent to June 30, 2015, Corvisa and ManyWho entered into Amendment No. 1 to the OEM Agreement, whereby Corvisa agreed to pay approximately $0.4 million in satisfaction of the minimum royalties payable for the first contract year. The parties also agreed to eliminate the minimum royalty amounts payable in future years. The usage-based license fees set forth in the original OEM were not impacted by the amendment.

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

The following tables present for each of the fair value hierarchy levels, the Company's assets which are measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	2,149	$2,149	$—	$—
Money market funds	2,577	2,577	—	—
Marketable securities, current:
Corporate notes and bonds	19,077	—	19,077	—
Mortgage securities	2,570	—	—	2,570
Marketable securities, non-current:
Corporate notes and bonds	8,682	—	8,682	—
Agency securities	1,001	—	1,001	—
Total	$36,056	$4,726	$28,760	$2,570

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$2,701	$2,701	$—	$—
Money market funds	2,595	2,595	—	—
Marketable securities, current:
Corporate notes and bonds	24,436	—	24,436	—
Commercial paper	1,998	—	1,998	—
Mortgage securities	3,381	—	—	3,381
Marketable securities, non-current:
Corporate notes and bonds	15,014	—	15,014	—
Agency securities	998	—	998	—
Total	$51,123	$5,296	$42,446	$3,381

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

To the extent observable inputs are not available, as is the case with the Company's mortgage securities, the Company estimates fair value using present value techniques and generally does not have the option to choose other valuation methods for these securities. The methods and processes used to estimate the fair value of the Company's mortgage securities are discussed further below. There have been no significant changes to the Company's valuation techniques during the six months ended June 30, 2015. Accordingly, there have been no material changes to the financial statements resulting from changes to our valuation techniques during the six months ended June 30, 2015.

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

The following table presents certain quantitative information about the significant unobservable inputs used in the fair value measurement for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Description	Valuation Techniques	Significant Unobservable Inputs	Range
Assets:
Mortgage securities – available-for-sale	Present value analysis	Prepayment rates	5.4% – 10.6%
		Weighted average life (years)	2.0

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

The following table provides a reconciliation of the beginning and ending balances for the Company's mortgage securities – available-for-sale, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six and three months ended June 30, 2015 and 2014 (dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$3,381	$3,728	$3,201	$3,466
Increases (decreases) to mortgage securities – available-for-sale:
Accretion of income (A)	277	385	140	192
Proceeds from paydowns of securities (A)	(351)	(385)	(173)	(156)
Mark-to-market value adjustment	(737)	(176)	(598)	50
Net (decrease) increase to mortgage securities – available-for-sale	(811)	(176)	(631)	86
Balance, end of period	$2,570	$3,552	$2,570	$3,552

(A)
Cash received on mortgage securities with no cost basis was $2.9 million and $1.5 million for the six and three months ended June 30, 2015, respectively, and $3.0 million and $1.4 million for the six and three months ended June 30, 2014, respectively.

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

The estimated fair values of the Company's financial instruments are as follows as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	As of June 30, 2015		As of December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Restricted cash	$649	$487	$597	$450
Marketable securities	31,330	31,330	45,827	45,827
Financial liabilities:
Senior notes	$87,215	$16,692	$85,937	$15,189

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

Note 9. Income Taxes

For the six months ended June 30, 2015, the Company recorded an income tax expense from continuing operations of approximately $0.1 million. Income tax expense for three months ended June 30, 2015 was not material. The majority of income tax expense for the six months ended June 30, 2015 relates to our residual interests in certain mortgage securities and additional unrecognized tax benefits. For the six and three months ended June 30, 2014, the Company recorded an income tax benefit of $8.2 million and $6.2 million, respectively. The income tax benefit for these periods relates primarily to operating losses from continuing operations and the utilization of a portion of the Company's deferred tax assets to offset the income tax expense from discontinued operations arising from the gain on the sale of StreetLinks during the second quarter of 2014.

For the six and three months ended June 30, 2015, income tax expense from discontinued operations was not material. For the six and three months ended June 30, 2014, income tax expense from discontinued operations totaled $8.8 million and $6.7 million, respectively, and relates to income from discontinued operations arising primarily from the gain on the sale of StreetLinks.

The consolidated income tax expense (benefit) was not material for the six and three months ended June 30, 2015, as the Company's effective tax rate is expected to be close to 0% due to the valuation allowance against the Company's deferred tax assets, which is discussed further below. The consolidated income tax expense of $0.6 million and$0.5 million for the six and three months ended June 30, 2014, respectively, is comprised primarily of state income tax expense on the income from discontinued operations arising due to variations in state tax law around both the ability and the period over which to carryforward net operating losses.

Prior to 2014, the Company determined that it was no longer more likely than not that it will recognize a portion of its deferred tax assets. Therefore, as of both June 30, 2015 and December 31, 2014, the Company maintained a full valuation allowance against its deferred tax assets of $274.1 million and $268.6 million, respectively. The Company's determination of the extent to which its deferred tax assets will be realized requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods.

As of both June 30, 2015 and December 31, 2014, the total gross amount of unrecognized tax benefits was $0.5 million. This amount also represents the total amount of unrecognized tax benefits that would impact the effective tax rate in the respective periods. The Company anticipates an additional reduction of the unrecognized tax benefits in the amount of $0.1 million due to the lapse of statute of limitations in the next twelve months.

Note 10. Segment Reporting

As detailed in Note 1 to the condensed consolidated financial statements, during 2014 the Company announced a significant strategic shift for Novation with the decision to focus its resources primarily on the business of Corvisa. Consistent with this strategic shift, the Company now operates as a single, consolidated operating segment, which encompasses the development, marketing, and support of the Company's cloud-based communication software and related services. Accordingly, the Company has determined that it has only one operating segment, and therefore, one reportable segment.

The Company's service fee income from external customers is comprised of the following products and services (dollars in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014

Professional services	$954	$916	$505	$358
Communications services	726	503	386	271
Transition services	—	968	—	968
Total net service fee income	$1,680	$2,387	$891	$1,597

Reconciliation to Financial Statements

Prior to 2008, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. The Company incurred significant debt to finance these legacy operations, which, though modified as discussed in Note 6, remains outstanding as of June 30, 2015. For the six and three months ended June 30,

2015, the Company incurred interest expense on its Senior Notes of approximately $1.7 million and $0.8 million, respectively, compared to $1.6 million and $0.8 million for the six and three months ended June 30, 2014, respectively.

Also as a result of the Company's legacy mortgage lending activities, the Company acquired mortgage securities that continue to be a source of its earnings and cash flow. The interest and cash flows received from these securities are used to fund the Company's ongoing operations described above. For the six and three months ended June 30, 2015, the Company earned interest income on these securities of approximately $3.2 million and $1.7 million, respectively. For the six and three months ended June 30, 2014, the Company earned approximately $3.4 million and $1.6 million from these securities, respectively.

Note 11. Earnings per Share

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options and nonvested shares. The computations of basic and diluted earnings per share for the six and three months ended June 30, 2015 and 2014 (dollars in thousands, except share and per share amounts) are as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net (loss) income from continuing operations	$(13,620)	$(658)	$(6,649)	$1,718
Net (loss) income from discontinued operations	(18)	41,665	(18)	38,526
Net (loss) income	(13,638)	41,007	(6,667)	40,244
Less net loss attributable to noncontrolling interests	—	—	—	(33)
Net (loss) income available to common shareholders	$(13,638)	$41,007	$(6,667)	$40,277

Denominator:
Weighted average common shares outstanding – basic	91,061,455	90,866,933	91,097,761	90,866,933

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	91,061,455	90,866,933	91,097,761	90,866,933
Stock options	—	—	—	—
Nonvested shares	—	—	—	73,910
Weighted average common shares outstanding – dilutive	91,061,455	90,866,933	91,097,761	90,940,843

Basic earnings per share:
Net (loss) income from continuing operations	$(0.15)	$(0.01)	$(0.07)	$0.02
Net (loss) income from discontinued operations	—	0.46	—	0.42
Net (loss) income	(0.15)	0.45	(0.07)	0.44
Less net loss attributable to noncontrolling interests	—	—	—	—
Net (loss) income available to common shareholders	$(0.15)	$0.45	$(0.07)	$0.44

Diluted earnings per share:
Net (loss) income from continuing operations	$(0.15)	$(0.01)	$(0.07)	$0.02
Net (loss) income from discontinued operations	—	0.46	—	0.42
Net (loss) income	(0.15)	0.45	(0.07)	0.44
Less net loss attributable to noncontrolling interests	—	—	—	—
Net (loss) income available to common shareholders	$(0.15)	$0.45	$(0.07)	$0.44

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

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014
Number of stock options	10,148	8,675	10,350	8,856
Weighted average exercise price of stock options	$0.63	$0.68	$0.62	$0.68

During the second quarter of 2015, the Company granted approximately 0.7 million options to purchase shares of common stock at a weighted average exercise price of $0.51. The weighted average impact of 0.2 million and 0.4 million of these current year option grants are included in the table above for the six and three months ended June 30, 2015, respectively. During the second quarter of 2014, the Company granted 3.0 million options to purchase shares of common stock at a weighted average exercise price of $0.51. The weighted average impact of 0.2 million and 0.4 million of these options are included in the table above for the six and three months ended June 30, 2014, respectively.

The Company had approximately 0.4 million and 0.6 million nonvested shares outstanding as of June 30, 2015 and June 30, 2014, respectively. The majority of the nonvested shares vest ratably over their original term of six years, while a small number of these shares as of June 30, 2014 had an original cliff vesting schedule of ten years. The weighted average impact of approximately 0.4 million nonvested shares were not included in the calculation of earnings per share for the six and three months ended June 30, 2015, respectively, because they were anti-dilutive. Approximately 0.6 million and 0.5 million nonvested shares were not included in the calculation of earnings per share for the six and three months ended June 30, 2014, respectively.

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

Executive Overview
The following Management's Discussion and Analysis of Financial Condition and Operating Results (“MD&A”) should be read in conjunction with the preceding unaudited condensed consolidated financial statements of Novation Companies, Inc. and its subsidiaries (the “Company” or ”Novation" or “we” or “us”) and the notes thereto as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2014 and subsequent amendments on Form 10-K/A. MD&A includes the following sections:

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

•	Results of Operations – an analysis of our results of operations for the six months ended June 30, 2015 and 2014 as presented in our unaudited Condensed Consolidated Financial Statements.

•	Liquidity and Capital Resources – an analysis of our cash flows and financial commitments.

Corporate Overview, Background and Strategy
Our Business
We are a Maryland corporation formed on September 13, 1996. We own 100% of Corvisa LLC ("Corvisa"). Corvisa sells cloud-based communication software under the CorvisaOne® brand, telecommunications services, and implementation consulting services. A detailed discussion of the Corvisa business is included below. This business was formerly known as CorvisaCloud, LLC, but was rebranded to Corvisa during the first quarter of 2015.

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

The sale of StreetLinks marked a significant strategic shift for Novation. On April 16, 2014, the Company announced that it would be focusing its resources primarily on the business of Corvisa. This decision was based largely on the Company's belief that Corvisa represents a better opportunity for Novation to build long-term shareholder value due to Corvisa's CorvisaOne technology platform and the size of its target customer base.

Corvisa LLC

Corvisa sells cloud-based, proprietary communication software under the brand CorvisaOne, telecommunications services, and implementation consulting services for its own clients as well as clients of a leading customer relationship management (CRM) software provider.

Corvisa derives its revenue from software subscription fees for its product and telecommunications minutes used with its CorvisaOne and Summit® Platform brands. Corvisa also derives revenue from professional service fees charged for enhanced implementation requirements of its contact center solution as well as CRM implementation services.

CorvisaOne is a full contact center suite including both inbound and outbound contact center functionality as well as full business phone system functionality. Features of the communications software include interactive voice response, automated call distribution, campaign dialing, and a variety of other services, all of which are delivered to clients as part of a comprehensive cloud solution. The software can be fully integrated with leading CRM providers and other third-party software solutions via integration solutions provided by our underlying Summit Platform. Corvisa's target customers are businesses of all sizes in all industries, anywhere in the world. We offer our customers the ability to purchase the following products:

•	Business Phone System - this is our basic private branch exchange ("PBX") solution targeted towards businesses of all sizes anywhere in the world.

•
Contact Center Basic Edition - this edition of our contact center product includes a limited feature set and supports a maximum of 50 users, geared toward small contact centers that just need the basics.

•
Contact Center Inbound Edition - this is our contact center product without the outbound dialer and is geared towards inbound only contact center businesses that prefer not to pay for the additional cost of an outbound dialer.

•	Contact Center Full Edition - this is our complete CorvisaOne full contact center solution, which includes both inbound and outbound functionality.

•
Summit Platform - this is the platform upon which our products are built and gives our customers the ability to customize our products to fit their unique business needs. We also offer this as a standalone platform product to developers or businesses looking to develop their own voice and SMS applications.

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

Product-plus-Platform Approach. Corvisa's Summit Platform is highly customizable and allows for the creation or customization of voice and SMS applications utilizing Corvisa's Lua-based programming language and development toolkits. This includes the ability for customers to modify their instance of Corvisa's business phone and contact center suite products to meet their specific and unique business demands or the ability to build entirely custom standalone applications. Applications built on Summit are fully hosted on the Corvisa network that provides scalability, redundancy, backup, testing frameworks and other features required for enterprise-class applications, making it a true Platform as a Service (PaaS) offering. Existing applications or those developed by third-party developers can also easily be integrated through our open application programming interfaces (APIs). This makes it easy for developers to easily build scale and effectively support their applications while eliminating the need to manage independent server and hosting environments.

Redundant Instance-Based Architecture. Corvisa's highly scalable, instance-based architecture allows CorvisaOne to scale to support a worldwide presence while providing customer benefits such as read access to their client data, segmented client data and a highly redundant architecture to maximize reliability and security.

Combined Telecom and Production Reporting. As business operators ourselves, we believe strongly in the importance of closely aligning telecommunications and production data to give greater visibility into overall business operations. The CorvisaOne product is tightly integrated with leading CRM systems to ensure accurate and comprehensive business reporting.

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

Corvisa's marketing strategy is to continue to increase its brand awareness, while generating and helping to nurture quality leads for its sales force. Corvisa's primary marketing activities consist of:

•	press and industry analyst relations for third-party validation of the Corvisa offering and value proposition;

•	participation in industry conferences, trade shows and events;

•	search engine marketing and online advertising to drive leads to the Corvisa sales force;

•	email marketing to drive and nurture leads;

•	use of customer testimonials and referrals;

•	marketing activities to engage with and generate leads from channel partners;

•	leads from the Corvisa CRM implementation practice; and

•	purchase of leads from third parties.

Competition
The markets for contact center solutions and business phone systems are highly competitive, rapidly evolving, and subject to changing technology, shifting customer needs, and frequent introductions of new features and services. Corvisa's current competitors include:

•	large legacy technology vendors that offer on-premise enterprise telephony and contact center systems;

•
legacy on-premise software companies, which are supplementing their traditional on-premise contact center systems with cloud-based or hybrid offerings either through acquisition or in-house development;

•	vendors that historically provided other contact center services and technologies and expanded to offer cloud-based contact center software; and

•	smaller contact center service providers with specialized contact center software offerings.

The principal competitive factors in Corvisa's market include:

•	service features and capabilities;

•	system reliability, availability and performance;

•	speed and ease of activation, setup and configuration;

•	ownership and control of the underlying technology;

•	integration with mobile devices;

•	brand awareness and recognition;

•	quality of customer and technical support;

•	simplicity of the pricing model; and

•	total cost of ownership.

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

The following table sets forth the key performance metrics for the Company for the six and three months ended June 30, 2015 and 2014, as derived from our consolidated financial statements, and should be read in conjunction with the more detailed information therein and with the disclosure included in this report under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Also included in the following table is a reconciliation of adjusted EBITDA to the most directly comparable GAAP measure, net loss from continuing operations.

Table 1 – Summary of Financial Highlights and Key Performance Metrics (dollars in thousands; except per share amounts)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014

Gross Corvisa service fee income	$1,680	$1,419	$891	$629
Corvisa gross margin	$(1,435)	$56	$(791)	$(37)

Reconciliation from net loss to adjusted EBITDA
Net loss from continuing operations	$(13,620)	$(658)	$(6,649)	$1,718
Non-GAAP adjustments:
Interest expense	1,636	1,594	752	798
Income tax expense (benefit)	107	(8,185)	17	(6,151)
Depreciation and amortization (A)	1,111	725	618	373
Share-based compensation (A)	297	381	150	254
Adjusted EBITDA	$(10,469)	$(6,143)	$(5,112)	$(3,008)

(A)	Amounts are included in the cost of services, development, sales and marketing, and general and administrative expense line items of the consolidated statements of operations.

Significant Recent Events
Subsequent to June 30, 2015, Corvisa and ManyWho entered into Amendment No. 1 to the OEM Agreement, whereby Corvisa agreed to pay approximately $0.4 million in satisfaction of the minimum royalties payable for the first contract year. The parties also agreed to eliminate the minimum royalty amounts payable in future years. The usage-based license fees set forth in the original OEM were not impacted by the amendment.

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

Impact of Recently Issued Accounting Pronouncements
In April 2015, the FASB issued Accounting Standards Update ("ASU") 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance on a customer’s accounting for cloud computing costs. Under the ASU, a customer must determine whether a cloud computing arrangement contains a software license. If so, the customer would account for the fees related to the software license element in a manner consistent with how the acquisition of other software licenses is accounted for under ASC 350-40. If the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. The ASU is effective for annual periods (and interim periods) beginning after December 15, 2015. Early adoption is permitted. Entities may adopt the guidance (1) retrospectively or (2) prospectively to arrangements entered into, or materially modified, after the effective date. The Company does not expect this guidance to have a significant impact on the Company’s financial statements.

In January 2015, the FASB issued ASU 2015-1, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under this ASU, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Entities may apply the guidance prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption. The Company does not expect this guidance to have a significant impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. This new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” This ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company does not expect this guidance to have a significant impact on the Company’s financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. Compared with current U.S. GAAP, this ASU also requires significantly expanded disclosures about revenue recognition. On July 9th, 2015 the FASB voted to defer the effective date of this ASU by one year. Early adoption is permitted. However, entities are not allowed to adopt this ASU before the original effective date (that is, annual periods beginning after December 15, 2016). The Company is evaluating the impact of ASU 2014-09 on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of this standard on its ongoing financial reporting.

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

Table 2 – Summary of Service Fee Income by Service (dollars in thousands)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014

Professional services	$954	$916	$505	$358
Communications services	726	503	386	271
Total net service fee income	$1,680	$1,419	$891	$629

On a consolidated basis, service fee income increased to $1.7 million and $0.9 million for the six and three months ended June 30, 2015, respectively, from $1.4 million and $0.6 million for the six and three months ended June 30, 2014, respectively. The growth in communications services revenue was driven primarily by more aggressive sales efforts, which began during the second half of 2014 and have continued into 2015. These efforts included a reorganization of the Company's sales and marketing function, an increase in the headcount of the Company's sales and marketing function, and purchases of leads from external sources. The increase in professional services revenue when comparing the three months ended June 30, 2015 and 2014 is due primarily to an increase in the average billing rate coupled with an increase in the relative size of active projects in terms of both total time commitment and total dollars.

Service Fee Income – Transition Services
In connection with the sale of StreetLinks, the Company and Assurant entered into a transition services agreement, pursuant to which the Company agreed to provide ongoing information technology, human resources management and accounting services to StreetLinks for a period of up to eighteen months. During the six and three months ended June 30, 2014, the Company earned approximately $1.0 million of professional service fees under the transition services agreement. As the agreed-upon professional services were substantially complete as of December 31, 2014, professional service fees earned under the transition services agreement for the six and three months ended June 30, 2015 were not material.

Interest Income – Mortgage Securities
Interest income on the mortgage securities we own decreased to approximately $3.2 million during the six months ended June 30, 2015 compared to $3.4 million during the six months ended June 30, 2014. Interest income for the three months ended June 30, 2015 was relatively flat at $1.7 million compared to $1.6 million for the same period in 2014. Fluctuations in the interest income received from our mortgage portfolio are typically due to factors beyond the Company's control, such as the performance of the underlying loan collateral, prepayment speeds, interest rates, etc. The Company expects interest income and cash flow from these securities to decline as the principal on the underlying loan collateral is paid, written down, or written off.

Cost of Services
Direct costs of the Company's communications services consist primarily of expenses incurred to host and support our CorvisaOne software, co-location and data charges, fees paid to third party telecommunications carriers for usage, software license fees and royalty expenses, depreciation expense associated with capitalized software related to these services, and allocated overhead, such as occupancy charges and IT infrastructure. Direct costs of the Company's professional services consist almost entirely of the compensation and related expenses of those individuals providing professional services.

Cost of services increased to $3.1 million and $1.7 million for the six and three months ended June 30, 2015, respectively, from $1.4 million and $0.7 million for the six and three months ended June 30, 2014, respectively. This increase was partly driven by the current year growth in sales of our communications services offerings, which resulted in an increase in usage-related fees paid to third party telecommunications carriers and certain software license fees. Also driving the increase in cost of services both in total dollars and as a percentage of service fee income was the growth in the headcount of our customer support and professional services personnel, certain software royalty expenses, and depreciation expense related to our internally developed software. As this business is still in the early stages of development, Management continues to identify and explore opportunities to scale the business and improve the efficiency of operations with the intent to generate positive margins.

Cost of Services – Transition Services
During the six and three months ended June 30, 2014, the Company incurred approximately $0.6 million in costs to provide the services set forth in the transition services agreement. As the agreed-upon professional services were substantially complete as of December 31, 2014, cost of services – transition services for the six and three months ended June 30, 2015 were not material.

Development
Development costs consist primarily of non-capitalized salaries and related expenses for our development personnel, and allocated overhead. Our development efforts are focused on adding new features and services, integrating licensed technologies, increasing the functionality and security of our CorvisaOne software, and enhancing the ease of use of this software.

Development expenses can vary period over period based on a number of factors including, but not limited to, significant changes in development staff headcount, the stage of the Company's various development projects within the software development lifecycle and the existence of the technology necessary for the Company's development projects to achieve their targeted performance requirements. In periods where a significant number of projects are within the application development stage, development costs may decline due to the capitalization of these costs as internal use software. Conversely, in periods where substantial development effort is devoted to projects for which the necessary technology does not currently exist, development costs that would normally be capitalized would be expensed as incurred until the technology is developed and the preliminary project stage is completed.

Despite the period over period growth in the headcount of the Company's development personnel, development costs decreased to $0.8 million in six months ended June 30, 2015 compared to $0.9 million for the six months ended June 30, 2014. This decrease was due primarily to the fact that, during the six months ended June 30, 2015, a larger percentage of developer time was spent working on projects in the application development stage of the software development lifecycle. As such, a larger percentage of the compensation and other costs associated with these projects were capitalized in accordance with the relevant accounting guidance. Development costs for the three months ended June 30, 2015 and 2014 were relatively flat at $0.5 million.

Sales and Marketing
Sales and marketing costs consist primarily of salaries and related expenses for our sales and marketing staff, commissions, advertising, purchases of leads from third parties, and allocated overhead.

Sales and marketing increased to approximately $4.9 million and $2.5 million for the six and three months ended June 30, 2015, respectively, from $1.5 million and $0.9 million for the six and three months ended June 30, 2014, respectively. As noted within the service fee income discussion above, this increase in sales and marketing costs for all periods was due primarily to the growth in the headcount of the Company's sales and marketing function and purchases of leads from external sources.

General and Administrative
General and administrative expenses consist of salaries and related expenses for finance and accounting, legal, internal audit, human resources and management information systems personnel, legal costs, professional fees, other corporate expenses and allocated overhead.

General and administrative expenses decreased from $8.7 million and $4.2 million for the six and three months ended June 30, 2014, respectively, to approximately $7.9 million and $3.7 million for the six and three months ended June 30, 2015, respectively. The decrease in general and administrative expenses for all periods is due primarily to a decrease in compensation and benefits as a result of the retirement of the Company's Chief Operating Officer, Steve Haslam, during the third quarter of 2014. See Note 7 for additional information regarding the impact of the Mr. Haslam's retirement on the condensed consolidated financial statements. The decrease in general and administrative expenses is also due to a reduction in rent expense for all periods due to the abandonment of an operating lease during the fourth quarter of 2014.

Other (Expense) Income
Other income (expense) was not material for any period presented.

Interest Expense
Interest expense was materially consistent period over period, with the Company incurring approximately $1.6 million during the six months ended June 30, 2015 and 2014 and $0.8 million for the three months ended June 30, 2015 and 2014. See Note 6 to the condensed consolidated financial statements for additional information regarding the Company's borrowings.

Income Tax Expense (Benefit)
For the six months ended June 30, 2015, the Company recorded an income tax expense from continuing operations of approximately $0.1 million. Income tax expense for three months ended June 30, 2015 was not material. The majority of income tax expense for the six months ended June 30, 2015 relates to our residual interests in certain mortgage securities and additional unrecognized tax benefits. For the six and three months ended June 30, 2014, the Company recorded an income tax benefit of $8.2 million and $6.2 million, respectively. The income tax benefit for these periods relates primarily to operating losses from continuing operations and the utilization of a portion of the Company's deferred tax assets to offset the income tax expense from discontinued operations arising from the gain on the sale of StreetLinks during the second quarter of 2014.

Liquidity and Capital Resources
As of June 30, 2015, we had approximately $4.7 million in unrestricted cash and cash equivalents and $0.6 million of restricted cash, which is primarily included in the other noncurrent assets line item on the condensed consolidated balance sheet. In addition, the Company held approximately $28.7 million in corporate notes and bonds and agency securities with average remaining maturities between five months and eighteen months. These securities are classified as available-for-sale as of June 30, 2015 and are included in the current and non-current marketable securities line items on the condensed, consolidated balance sheet.

Our current projections indicate that sufficient cash and cash flows are and will be available to meet payment needs. It is important to note, though, that our mortgage securities cash flows are volatile and uncertain, and the amounts we receive could vary materially from our projections. Further, given the early stage nature of Corvisa, this business may not contribute to quarterly earnings for some time as it continues to invest for long-term growth. Sufficient cash is available to meet the immediate and near-term operating cash needs of Corvisa. However, if current trends continue, the Company will need to obtain additional liquid resources and/or modify its organizational structure, processes, and/or systems in an effort to streamline operations and reduce monthly cash spend while continuing to provide necessary levels of support to ensure continued growth of Corvisa.

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

The indentures governing the Senior Notes (the “Indentures”) contain restrictive covenants (the “Negative Covenants”) subject to exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit NCI and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring our shares or equity in our subsidiaries, making payment on our debt securities that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in our subsidiaries or all or substantially all of the assets of our subsidiaries. The Senior Notes accrue interest at a rate of 1.0% until the earlier of (a) the completion of an equity offering by NCI or our subsidiaries that results in proceeds of $40 million or more or (b) January 1, 2016. Thereafter, the Senior Notes will accrue interest at a rate of three-month LIBOR plus 3.5% (the “Full Rate”). Interest on the Senior Notes is paid on a quarterly basis and no principal payments are due until maturity on March 30, 2033. The Negative Covenants remain in effect until both of the following conditions are met: 1) the Senior Notes begin accruing interest at the Full Rate, and 2) the Company satisfies certain financial covenants (the “Financial Covenants”). Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95%. As the Senior Notes were not accruing interest at the Full Rate, the Negative Covenants, as defined above, were still in effect as of June 30, 2015 and December 31, 2014. Compliance with the Financial Covenants is required only when the Company seeks to take action prohibited by the Negative Covenants that has not been approved by the holders of the Senior Notes.

As discussed in Note 3 to the condensed consolidated financial statements, on April 16, 2014, the Company and the non-controlling members of StreetLinks entered into a purchase and sale agreement with Assurant, pursuant to which Assurant purchased 100% of the outstanding membership units of StreetLinks. The sale of a subsidiary is not prohibited by the Negative Covenants, provided that the sale is at fair market value and the proceeds are reinvested in the Company. As such, the Company was in compliance with all Negative Covenants as of June 30, 2015 and December 31, 2014, and therefore the Company was under no obligation to comply with the Financial Covenants during these periods.

Except as discussed in Note 7 to the condensed consolidated financial statements, there have been no significant changes to the Company's contractual obligations as presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Overview of Cash Flow for the Six Months Ended June 30, 2015
The following table provides a summary of our operating, investing and financing cash flows as taken from our condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014.

Table 3 – Summary of Operating, Investing and Financing Cash Flows (dollars in thousands)

	For the Six Months Ended June 30,
	2015	2014
Consolidated Statements of Cash Flows:
Cash (used in) provided by operating activities of continuing operations	$(11,542)	$(817)
Cash flows provided by investing activities of continuing operations	11,305	36,118
Cash flows used in financing activities of continuing operations	(333)	(2,500)

Operating Activities
The decrease in net cash flows provided by operating activities from $0.8 million during the six months ended June 30, 2014 to $11.5 million used in operating activities during the six months ended June 30, 2015 is driven primarily by the operations of Corvisa and decreases in collections of amounts due from discontinued operations.

Investing Activities
The decrease in the net cash flows provided by investing activities is due primarily to the cash proceeds received from the sale of StreetLinks during the second quarter of 2014, as no such proceeds were received during the six months ended June 30, 2015. This was offset slightly by an increase in cash proceeds from the sales and maturities of marketable securities during the six months ended June 30, 2015, coupled with a reduction in purchases of marketable securities period over period.

Financing Activities
The decrease in net cash flows used in financing activities when comparing the six months ended June 30, 2015 and 2014 is due primarily to a reduction in cash payments for contributions of capital to discontinued operations.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(dollars in thousands, except per share amounts)

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (A)
April 1, 2015 - April 30, 2015	—	—	—	$1,020
May 1, 2015 - May 31, 2015	—	—	—	$1,020
June 1, 2015 - June 30, 2015	—	—	—	$1,020

(A)
A current report on Form 8-K was filed on October 2, 2000 announcing that the Board of Directors authorized the Company to repurchase its common shares, bringing the total authorization to $9 million. The Company has repurchased $8.0 million to date, leaving approximately $1.0 million of shares that may yet be purchased under the plan.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
On July 21, 2015, the Company held its Annual Meeting of Shareholders. On this date, our shareholders approved and adopted certain proposals, as set forth in the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on June 1, 2015, and as subsequently supplemented. Among the proposals approved and adopted by our shareholders was the Company’s 2015 Incentive Stock Plan, which replaces the Company's 2004 Incentive Stock Plan, as amended from time to time. Our shareholders also approved an amendment to our Articles of Amendment and Restatement, which is designed to prevent certain transfers of the Company's common stock that could result in an ownership change under Section 382 of the Internal Revenue Code and, therefore, significantly impair the value of the Company's net operating loss carryforwards. As detailed in the exhibit listing in Item 6, copies of these documents are attached as exhibits to this quarterly report on Form 10-Q.

Item 6. Exhibits

Exhibit Listing

Exhibit No.	Description of Document
3.1	Articles of Amendment and Restatement filed on July 23, 2015 with the State of Maryland
10.1	Novation Companies, Inc. 2015 Incentive Stock Plan *
10.2	Form of Restricted Stock Award for Non-Employee Directors under the Novation Companies, Inc. 2015 Incentive Stock Plan *
10.3	Form of Option Award for Key Executives under the Novation Companies, Inc. 2015 Incentive Stock Plan *
10.4	Form of Option Award for Corvisa Employees under the Novation Companies, Inc. 2015 Incentive Stock Plan *
31.1	Chief Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Novation Companies, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the six and three months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the six and three months ended June 30, 2015 and 2014, (iv) Consolidated Statements of Shareholders' Equity for the six months ended June 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements.

* Management contract of compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVATION COMPANIES, INC.

DATE:	August 6, 2015	/s/ W. Lance Anderson
W. Lance Anderson, Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

DATE:	August 6, 2015	/s/ Rodney E. Schwatken
Rodney E. Schwatken, Chief Financial Officer
(Principal Financial Officer)

DATE:	August 6, 2015	/s/ Brett A. Monger
Brett A. Monger, Vice President and Chief Accounting Officer
(Principal Accounting Officer)