Form 10-Q
period 2015-09-30
NOVATION COMPANIES, INC.
filed 2015-12-22
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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
Yes ☐ No ☒

The number of shares of the Registrant's Common Stock outstanding on December 18, 2015 was 92,748,753.

NOVATION COMPANIES, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2015

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

	September 30, 2015 (unaudited)	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$4,585	$5,296
Marketable securities, current	17,031	29,815
Service fee receivable, net of allowance of $91 and $66, respectively	455	729
Other current assets	2,235	1,687
Current assets of discontinued operations	566	649
Total current assets	24,872	38,176
Non-Current Assets
Marketable securities, non-current	6,833	16,012
Property and equipment, net of accumulated depreciation	6,889	5,632
Deferred income tax asset, net	667	968
Other assets	1,298	1,391
Total non-current assets	15,687	24,003
Total assets	$40,559	$62,179
Liabilities and Shareholders' Deficit
Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$3,508	$4,388
Deferred income tax liability, net	667	968
Other current liabilities	241	942
Current liabilities of discontinued operations	566	875
Total current liabilities	4,982	7,173
Non-Current Liabilities
Senior notes	87,798	85,937
Other liabilities	468	622
Non-current liabilities of discontinued operations	1,798	1,797
Total non-current liabilities	90,064	88,356
Total liabilities	95,046	95,529

Commitments and contingencies (Note 9)

Shareholders' deficit:
Capital stock, $0.01 par value per share, 120,000,000 shares authorized:
Common stock, 92,748,753 shares issued and outstanding	928	915
Additional paid-in capital	744,385	743,919
Accumulated deficit	(801,680)	(780,803)
Accumulated other comprehensive income	1,880	2,619
Total shareholders' deficit	(54,487)	(33,350)
Total liabilities and shareholders' deficit	$40,559	$62,179

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; dollars in thousands, except share and per share amounts)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014
Income and Revenues:
Service fee income	$2,557	$2,007	$877	$588
Service fee income – transition services	—	2,059	—	1,091
Interest income – mortgage securities	4,585	5,382	1,379	1,986
Total	7,142	9,448	2,256	3,665

Costs and Expenses:
Cost of services	5,278	2,635	2,163	1,272
Cost of services – transition services	—	1,306	—	698
Development	1,561	1,160	795	266
Sales and marketing	7,144	3,176	2,230	1,649
General and administrative	11,583	12,810	3,683	4,104
Total	25,566	21,087	8,871	7,989

Other (expense) income	(48)	102	20	36
Interest expense	(2,407)	(2,358)	(771)	(764)

Loss from continuing operations before income taxes	(20,879)	(13,895)	(7,366)	(5,052)
Income tax expense (benefit), continuing operations	2	(8,606)	(105)	(421)
Net loss from continuing operations	(20,881)	(5,289)	(7,261)	(4,631)
Income (loss) from discontinued operations, net of income taxes	4	41,414	22	(251)
Net (loss) income	$(20,877)	$36,125	$(7,239)	$(4,882)

Earnings Per Share attributable to Novation:
Basic	$(0.23)	$0.40	$(0.08)	$(0.05)
Diluted	$(0.23)	$0.40	$(0.08)	$(0.05)
Weighted average basic shares outstanding	91,103,880	90,895,504	91,187,345	90,951,716
Weighted average diluted shares outstanding	91,103,880	90,895,504	91,187,345	90,951,716

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited; dollars in thousands)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014
Net (loss) income	$(20,877)	$36,125	$(7,239)	$(4,882)
Other comprehensive (loss) income:
Change in unrealized gain on marketable securities – available-for-sale	(739)	(387)	(57)	(211)
Total comprehensive (loss) income	(21,616)	35,738	(7,296)	(5,093)

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(unaudited; dollars in thousands)

	Total Novation Shareholders’ Deficit
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Shareholders’ Deficit
Balance, December 31, 2014	$915	$743,919	$(780,803)	$2,619	$—	$(33,350)
Compensation recognized under stock compensation plans	—	479	—	—	—	479
Issuance of nonvested shares; 1,269,234 shares	13	(13)	—	—	—	—
Net loss	—	—	(20,877)	—	—	(20,877)
Other comprehensive loss	—	—	—	(739)	—	(739)
Balance, September 30, 2015	$928	$744,385	$(801,680)	$1,880	$—	$(54,487)

	Total Novation Shareholders’ Deficit
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Shareholders’ Deficit
Balance, December 31, 2013	$915	$739,468	$(811,742)	$3,103	$36	$(68,220)
Compensation recognized under stock compensation plans	—	611	—	—	—	611
Distributions to noncontrolling interests	—	—	—	—	(5)	(5)
Exchange of membership interests for forgiveness of note payable	—	3,814	—	—	107	3,921
Deconsolidation of subsidiary	—	—	—	—	(138)	(138)
Net income	—	—	36,125	—	—	36,125
Other comprehensive loss	—	—	—	(387)	—	(387)
Balance, September 30, 2014	$915	$743,893	$(775,617)	$2,716	$—	$(28,093)

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; dollars in thousands)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(20,877)	$36,125
Net income from discontinued operations	4	41,414
Net loss from continuing operations	(20,881)	(5,289)

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Accretion of marketable securities	(143)	(478)
Provision for bad debt	171	76
Amortization of deferred debt issuance costs and senior debt discount	1,861	1,651
Loss on disposal of fixed assets, net	25	15
Compensation recognized under stock compensation plans	479	611
Depreciation and amortization expense	2,087	1,130
Deferred taxes	(2)	(8,605)
Eliminations of intercompany activity with discontinued operations	3	3,057
Changes in:
Due from discontinued operations	31	5,703
Service fee receivable	213	(628)
Other current assets and liabilities, net	(1,172)	(183)
Other noncurrent assets and liabilities, net	(175)	(32)
Accounts payable and accrued expenses	(880)	(328)
Net cash used in operating activities of continuing operations	(18,383)	(3,300)
Net cash used in operating activities of discontinued operations	(297)	(5,005)
Net cash used in operating activities	(18,680)	(8,305)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	23,603	3,484
Proceeds from sale of subsidiary	—	54,748
Purchases of available-for-sale securities	(2,236)	(39,256)
Purchase of cost method investment	—	(600)
Purchases of property and equipment	(3,251)	(2,411)
Net cash provided by investing activities of continuing operations	18,116	15,965
Net cash provided by investing activities of discontinued operations	—	455
Net cash provided by investing activities	18,116	16,420

Cash flows from financing activities:
Cash payments for contributions of capital to discontinued operations	(255)	(2,510)
Cash receipts from distributions of earnings from discontinued operations	—	774
Principal payments under capital leases	(189)	(202)
Net cash used in financing activities of continuing operations	(444)	(1,938)
Net cash provided by financing activities of discontinued operations	255	1,659
Net cash used in financing activities	(189)	(279)
	Continued

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; dollars in thousands)

	For the Nine Months Ended September 30,
	2015	2014

Net (decrease) increase in cash and cash equivalents of continuing operations	$(711)	$10,727
Cash and cash equivalents, beginning of period	5,296	5,768
Cash and cash equivalents, end of period	$4,585	$16,495

Net decrease in cash and cash equivalents of discontinued operations	$(42)	$(2,891)
Cash and cash equivalents, beginning of period	358	3,499
Cash and cash equivalents, end of period	$316	$608

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(unaudited; dollars in thousands)

	For the Nine Months Ended September 30,
	2015	2014
Cash paid for interest	$663	$776
Cash (paid for) received from income taxes, net	(753)	39
Cash received on mortgage securities – available-for-sale with no cost basis	4,176	4,813
Non-cash investing and financing activities:
Assets acquired under capital lease	154	167

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the period ended September 30, 2015 (Unaudited)

Note 1. Financial Statement Presentation

Description of Operations – Novation Companies, Inc. (the “Company,” "Novation," "we,” “us,” or "our") owns 100% of Corvisa LLC ("Corvisa"). Corvisa sells cloud-based communication software under the CorvisaOne® brand, telecommunications services, and implementation consulting services for its own customers as well as customers of a leading customer relationship management (CRM) software provider. This business was formerly known as CorvisaCloud, LLC, but was rebranded to Corvisa during the first quarter of 2015. On December 21, 2015, the Company entered into a Membership Interest Purchase Agreement (the "Purchase Agreement") with Corvisa Services LLC ("Corvisa Services"), a wholly owned subsidiary of the Company, and ShoreTel, Inc. ("ShoreTel"). Subject to the terms and conditions under the Purchase Agreement, ShoreTel agreed to purchase all of the membership interests of Corvisa. See Note 3 to the condensed consolidated financial statements for additional information regarding this transaction.

On April 16, 2014, the Company and the non-controlling members of StreetLinks LLC ("StreetLinks"), a national residential appraisal and mortgage real estate valuation management services company, entered into a purchase and sale agreement with Assurant Services, LLC, a subsidiary of Assurant, Inc. ("Assurant"), pursuant to which Assurant purchased 100% of the outstanding membership units of StreetLinks. See Note 5 to the condensed consolidated financial statements for additional information regarding this transaction. The operations of StreetLinks have been classified as discontinued operations for all periods presented.

On August 18, 2014, the Company sold certain intellectual property, software, and customer data of its other operating subsidiary, Advent Financial Services, LLC (“Advent”), to Santa Barbara Tax Products Group, LLC, and announced that it would be conducting an orderly winding-down of the remaining business and operations of Advent; a financial settlement services provider for professional tax preparers nationwide. As discussed in Note 5, the operations of Advent have been classified as discontinued operations for all periods presented.

Prior to 2008, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. As a result of those activities, the Company acquired mortgage securities that continue to be a source of its earnings and cash flow. See Note 6 and Note 10 to the condensed consolidated financial statements for additional information regarding these securities and the valuation thereof. Also as a result of those activities, the Company may, from time to time, receive indemnification and loan repurchase demands related to past sales of loans to securitization trusts and other third parties. See Note 9 to the condensed consolidated financial statements for additional information regarding these demands.

Financial Statement Presentation – The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the period. The Company uses estimates and judgments in establishing the fair value of its mortgage securities, assessing the recoverability of its long-lived assets, and accounting for income taxes, including the determination of the timing of the establishment or release of the valuation allowance related to the deferred tax asset balances and reserves for uncertain tax positions. While the condensed consolidated financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ significantly from those estimates.

Cash equivalents consist of liquid investments with an original maturity of three months or less. Cash equivalents are stated at cost, which approximates fair value.

The condensed consolidated financial statements of the Company include the accounts of all wholly-owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

The Company's condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements. The Company's condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as amended (the "2014 Form 10-K").

Comparability. As noted in the 2014 Form 10-K, during the fourth quarter of 2014 the Company elected to update the presentation of its consolidated statement of operations to be more consistent with industry practice and allow for enhanced comparability between Corvisa and its peers. This update involved moving from the Company's historical presentation of only two categories of operating expenses to the revised presentation, which presents four categories of operating expenses: Cost of services; Development; Sales and marketing; and General and administrative. As a result, operating results for the nine and three months ended September 30, 2014 have been reclassified to conform to the revised presentation.

Note 2. Liquidity

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. Since the sale of StreetLinks, the Company has incurred significant and recurring operating losses and negative cash flows from operations. Given the early stage nature of Corvisa, the Company would expect these trends to continue for the foreseeable future without the addition of significant new customers or a significant reduction of expenses. As of September 30, 2015, the Company’s existing cash resources alone no longer appear to be sufficient to cover the ongoing operating cash needs of Corvisa or the Company as a whole at their current run rate. Further, the Company has limited ability to raise additional capital through the issuance of additional equity securities and is unable to secure additional debt funding due to restrictions set forth in the indentures governing the Senior Notes as discussed further in Note 8 to the financial statements. As such, these matters raised substantial doubt about the Company’s ability to continue as a going concern as of September 30, 2015.

The Company considered several strategic alternatives with regard to the Corvisa business including, but not limited to, identifying a potential buyer for Corvisa, identifying potential outside investors to provide additional capital directly for Corvisa, and/or implementing significant cost-cutting measures. As detailed further in Note 3 to the condensed consolidated financial statements, on December 21, 2015, the Company entered into the Purchase Agreement with Corvisa Services and ShoreTel. Subject to the terms and conditions under the Purchase Agreement, ShoreTel agreed to purchase all of the membership interests of Corvisa. While the transaction is subject to certain closing conditions, the Company believes that its agreement to sell Corvisa alleviates the substantial doubt about the Company’s ability to continue as a going concern that existed as of September 30, 2015, as the sale would eliminate the Company's share of Corvisa's future net operating losses and ongoing operating cash needs.

With the sale of Corvisa, subject to the terms and conditions under the Purchase Agreement, the Company intends to continue its strategy of seeking to acquire operating businesses or make other investments that generate taxable earnings. Because the Company has large net operating losses, the Company has the ability to operate in a tax-efficient manner. As of September 30, 2015, Novation had approximately $674.9 million in federal net operating losses which may be carried forward to offset future taxable income. Recent performance has not allowed Novation to capitalize on this significant strategic advantage. As of the date the financial statements included in this report are issued, the Company has not yet identified any specific acquisition targets. The Company acknowledges that the identification of an acquisition target and the negotiation of a purchase agreement could take an extended period of time, however, based on current projections and subject to the completion of the Company's sale of Corvisa, the Company believes its existing liquid assets and the ongoing cash flows from its mortgage securities portfolio will be sufficient to sustain the Company for a period of at least twelve months and enable the Company to effectively implement this strategy. While the Company acknowledges that cash flows from its mortgage securities portfolio can be volatile in nature, the recent performance of these securities would suggest that these securities will continue to be a source of cash flows for the foreseeable future. The Company's liquid assets and contractual obligations as of September 30, 2015 are detailed further below.

As of September 30, 2015, the Company had approximately $4.6 million in unrestricted cash and cash equivalents and $0.7 million of restricted cash, portions of which are included in the other current assets and other assets line items on the condensed consolidated balance sheet. In addition, the Company held approximately $21.4 million in corporate notes and bonds with average remaining maturities between six months and 20 months as of September 30, 2015, and approximately $2.5 million in mortgage securities, which have contributed approximately $4.7 million in cash flows for the nine months ended September 30, 2015. These securities are classified as available-for-sale as of September 30, 2015 and are included in the current and non-current marketable securities line items on the condensed consolidated balance sheet. For additional information regarding the Company's marketable securities, see Note 6 to the condensed consolidated financial statements.

The Company's ongoing contractual obligations subsequent to the sale of Corvisa would consist primarily of its Senior Notes, which are detailed further in Note 8 to the condensed consolidated financial statements, and certain operating lease agreements. At September 30, 2015, the total future minimum lease commitments under these leases totaled approximately $2.3 million. These leases expire between June 2018 and October 2019.

Note 3. Subsequent Events

On December 21, 2015, the Company entered into the Purchase Agreement with Corvisa Services and ShoreTel. Subject to the terms and conditions under the Purchase Agreement, ShoreTel agreed to purchase 100% of the membership interests of Corvisa for $8.5 million in cash, subject to potential working capital adjustments, of which amount the parties will deposit in escrow at closing (i) approximately $1.0 million for a period of twelve months to secure certain indemnification obligations of the Company and (ii) $0.35 million to secure certain obligations of the Company in connection with the post-closing working capital adjustment. Of the approximately $7.1 million of cash consideration not held in escrow, approximately $0.3 million will be used to make certain earned bonus payments to Corvisa executives, while approximately $1.0 million will be used to pay transaction-related expenses.

Under the Purchase Agreement, the Company agreed not to do, cause or permit certain actions to be taken prior to closing without ShoreTel’s prior written consent. The obligations of ShoreTel to consummate the transaction are subject to certain closing conditions, including but not limited to: (i) the representations and warranties of the Company under the Purchase Agreement deemed to be fundamental to the transaction are true and correct in all respects; (ii) the Company’s receipt of third party consents under specified existing contracts; and (iii) the acceptance by key employees of the Company and certain of the Company’s other employees, as specified in the Purchase Agreement, of offers of employment from ShoreTel. The Purchase Agreement also contains other representations, warranties, covenants, indemnifications by the Company and related parties, and closing conditions customary for transactions of this type.

The Purchase Agreement is subject to customary termination provisions. Additionally, the Purchase Agreement may be terminated by any party if closing has not occurred on or before February 4, 2016.
At ShoreTel’s request, prior to the Corvisa transaction, the Company disposed of Corvisa’s third-party software implementation consulting business. The Company sold the assets related exclusively to this business, including but not limited to customer contracts, computer hardware and marketing materials, to Canpango LLC (“Canpango”), which agreed to hire certain employees of the business, to assume Corvisa’s obligations under the customer contracts, and to pay to the Company a portion of the business’s existing accounts receivable collected in the next nine months, less associated collection costs. Canpango is led by a former employee of Corvisa, and certain current and former employees of Corvisa have financial interests in Canpango. The sales price, assets and operations related exclusively to this business were not material to the Company’s financial statements when taken as a whole.

In connection with the transaction, the Company and ShoreTel also agreed to enter into a Transition Services Agreement pursuant to which each of the Company and ShoreTel would provide the other with specified services for a transition period following the closing.

The Company anticipates that it will incur approximately $0.8 million in severance and related termination costs related to this transaction. In addition, upon closing this transaction will trigger the acceleration of approximately $0.2 million in stock-based compensation expense.

Note 4. New Accounting Pronouncements

In January 2015, the FASB issued ASU 2015-1, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under this ASU, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Entities may apply the guidance prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption. The Company does not expect this guidance to have a significant impact on the Company’s financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. Compared with current GAAP, this ASU also requires significantly expanded disclosures about revenue recognition. On July 9, 2015 the FASB voted to defer the effective date of this ASU by one year. Early adoption is permitted. However, entities are not allowed to adopt this ASU before the original effective date (that is, annual periods beginning after December 15, 2016). The Company is evaluating the impact of ASU 2014-09 on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of this standard on its ongoing financial reporting.

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

Note 5. Divestitures

Advent Financial Services, LLC (Financial Intermediary Segment)

On August 18, 2014, Advent sold certain intellectual property, software, and customer data to Santa Barbara Tax Products Group, LLC, for cash consideration of $1.0 million paid at closing. The transaction resulted in a gain of approximately $0.8 million, which is included in income (loss) from discontinued operations, net of taxes for the nine and three months ended September 30, 2014.

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

On April 16, 2014, the Company and non-controlling members of StreetLinks (the "Sellers") entered into a purchase and sale agreement with Assurant, pursuant to which Assurant purchased 100% of the outstanding membership units of StreetLinks in exchange for $60.0 million paid in cash at closing and up to $12.0 million in post-closing consideration contingent upon the total revenue of StreetLinks in fiscal years 2015 and 2016. The Company received approximately $53.9 million in cash proceeds at closing, of which $1.0 million was used to make certain earned bonus payments to three StreetLinks executives. Subsequent to closing, the Company received an additional $0.8 million relating to adjustments for working capital. The transaction resulted in a gain of approximately $48.2 million for the nine months ended September 30, 2014, which is included in the income (loss) from discontinued operations, net of income taxes line item on the condensed consolidated statement of operations. Also included in the income (loss) from discontinued operations, net of income taxes line for the nine months ended September 30, 2014 are approximately $1.8 million of transaction-related expenses, such as legal and consulting fees.

The post-closing consideration provides for payment if (1) the total revenue of StreetLinks is $184 million or more for calendar year 2015, Assurant shall pay to the Sellers an aggregate of $12.0 million; but if not, then (2) if the total revenue of StreetLinks is greater than $167.5 million for the calendar year 2016, Assurant shall pay to Sellers up to an aggregate of $12.0 million, based on a linear scale where full payment of the $12.0 million would occur at total revenue of $184 million. The post-closing consideration will be reduced for certain earned bonus payments to three StreetLinks executives of $2.0 million if the maximum post-closing consideration is earned and otherwise prorated based on the same linear scale. There can be no assurance that the Company will receive any post-closing consideration. Assurant has agreed to act in good faith in conducting the business of StreetLinks and to keep separate records, but generally the Company does not control how Assurant may operate the business of StreetLinks. In accordance with the relevant accounting guidance, the post-closing consideration will be treated as a gain contingency. As such, no post-closing consideration will be recognized in earnings until the contingency is resolved. As of September 30, 2015, the Company does not expect StreetLinks to meet the revenue target set for calendar year 2015, and therefore does not anticipate the resolution of this contingency during 2015.

In connection with the sale, the Company and Assurant also entered into a transition services agreement, pursuant to which the Company provided ongoing information technology, human resources management and accounting services to StreetLinks. The cash flows related to these services were not significant to StreetLinks. The Company has had no significant continuing involvement with StreetLinks beyond these services. The agreed-upon professional services were substantially complete as of December 31, 2014. Professional service fees earned by the Company under the transition services agreement for the nine and three months ended September 30, 2014 are included in the service fee income – transition services line item on the consolidated statement of operations, while the related costs are included in cost of services – transition services.

The Company has also executed a Non-Competition, Non-Solicitation and Non-Disclosure Agreement with StreetLinks providing that Novation is prohibited from competing in the real estate appraisal management or valuation services business through April 2018.

Results of Discontinued Operations

For the nine and three months ended September 30, 2014, net income (loss) from discontinued operations consists of the net operating income and losses of the disposed entities and any necessary eliminations and income tax expense. For the nine and three months ended September 30, 2015 the net income from discontinued operations consists primarily of settlements of miscellaneous Advent liabilities.

The results of the Company's discontinued operations are summarized below (dollars in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014
Service fee income	$—	$37,840	$—	$493

Income (loss) from discontinued operations before income taxes	$6	$50,057	$24	$(390)
Income tax expense (benefit)	2	8,643	2	(139)
Income (loss) from discontinued operations, net of income taxes	$4	$41,414	$22	$(251)

The assets and liabilities of discontinued operations as of September 30, 2015 and December 31, 2014 relate entirely to Advent. As of September 30, 2015, the current liabilities of discontinued operations were comprised primarily of unclaimed funds and fees withheld from Advent's business partners for various violations of Advent's compliance program. Unclaimed funds will be escheated to the applicable state in accordance with unclaimed property laws. Obligations relating to fees withheld from business partners will be resolved when claims are received or when the statute of limitations for the related contractual obligation expires.

Noncurrent liabilities of discontinued operations consist entirely of fees withheld from business partners for various violations of Advent's compliance program. The classification of these fees held as current versus noncurrent is dependent on the nature of the compliance violation and the tax year during which the violation occurred.

The major classes of assets and liabilities of discontinued operations as of September 30, 2015 and December 31, 2014 are detailed below (dollars in thousands).

	September 30, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$316	$358
Other current assets	250	291
Total current assets	$566	$649

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$566	$875
Total current liabilities (A)	566	875
Non-Current Liabilities
Other liabilities	1,798	1,797
Total non-current liabilities	1,798	1,797
Total liabilities (A)	$2,364	$2,672

(A)
Excludes amounts due to Novation of approximately $0.7 million as of both September 30, 2015 and December 31, 2014. These amounts are eliminated upon consolidation and, therefore, are not included in the consolidated balance sheets for any periods presented.

Note 6. Marketable Securities

The following table presents certain information on the Company's portfolio of available-for-sale securities as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	As of September 30, 2015
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities, current
Corporate notes and bonds	$14,541	$1	$(6)	$14,536
Mortgage securities	598	1,897	—	2,495
Total	15,139	1,898	(6)	17,031

Marketable securities, non-current
Corporate notes and bonds	6,843	—	(10)	6,833
Total	$6,843	$—	$(10)	$6,833

	As of December 31, 2014
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities, current
Corporate notes and bonds	$24,462	$—	$(26)	$24,436
Commercial paper	1,998	—	—	1,998
Mortgage securities	682	2,699	—	3,381
Total	27,142	2,699	(26)	29,815

Marketable securities, non-current
Corporate notes and bonds	15,066	—	(52)	15,014
Agency securities	1,000	—	(2)	998
Total	$16,066	$—	$(54)	$16,012

Prior to 2008, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. As a result of those activities, the Company acquired mortgage securities that continue to be a source of its earnings and cash flow. As of September 30, 2015 and December 31, 2014, these mortgage securities consisted entirely of the Company's investment in the residual securities issued by securitization trusts sponsored by the Company. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds.

There were no other-than-temporary impairments relating to available-for-sale securities for the nine and three months ended September 30, 2015 and 2014. The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at September 30, 2015 were approximately six months and 20 months, respectively. Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments. See Note 10 to the condensed consolidated financial statements for details on the Company's fair value methodology.

The following table relates to the securitizations where the Company retained an interest in the assets issued by the securitization trust (dollars in thousands):

	Size/Principal Outstanding (A)	Assets on Balance Sheet (B)	Liabilities on Balance Sheet	Maximum Exposure to Loss(C)	Year to Date Loss on Sale	Year to Date Cash Flows (D)
September 30, 2015	$3,716,116	$2,495	$—	$2,495	$—	$4,669
December 31, 2014	4,062,068	3,381	—	3,381	—	5,298

(A)	Size/Principal Outstanding reflects the estimated principal of the underlying assets held by the securitization trust.

(B)	Assets on balance sheet are securities issued by the entity and are recorded in the current marketable securities line item on the condensed consolidated balance sheets.

(C)	The maximum exposure to loss includes the assets held by the Company. The maximum exposure to loss assumes a total loss on the referenced assets held by the securitization trust.

(D)	Year to date cash flows are for the nine months ended September 30, 2015 and 2014, respectively.

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

Maintenance and repairs are charged to expense. Major renewals and improvements are capitalized. Gains and losses on dispositions are credited or charged to earnings as incurred. Depreciation and amortization expense relating to property and equipment was $2.1 million and $1.0 million for the nine and three months ended September 30, 2015, respectively, and $1.1 million and $0.7 million for the nine and three months ended September 30, 2014, respectively.

As discussed in Note 2 to the condensed consolidated financial statements, certain conditions and events raised substantial doubt about the Company's ability to continue as a going concern as of September 30, 2015. As a result of these conditions and events, the Company determined that a triggering event had occurred during the third quarter of 2015, which required the Company to assess the recoverability of its long-lived assets to be held and used. No long-lived assets were deemed to be impaired as a result of this assessment.

The following table shows the Company's property and equipment, net as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014
Software	$6,010	$4,384
Hardware and computer equipment	5,013	3,388
Leasehold improvements	905	905
Furniture, fixtures and office equipment	753	756
Total Cost	12,681	9,433
Less: Accumulated depreciation and amortization	(5,792)	(3,801)
Property and equipment, net	$6,889	$5,632

The hardware and computer equipment amount above includes gross assets under capital leases of $1.1 million and $0.9 million as of September 30, 2015 and December 31, 2014, respectively. Accumulated depreciation and amortization of leased assets totaled approximately $0.8 million and $0.6 million as of September 30, 2015 and December 31, 2014, respectively.

Note 8. Borrowings

Senior Notes – The Company has outstanding unsecured senior notes pursuant to three indentures (collectively, the “Senior Notes”) with an aggregate principal balance of $85.9 million. The Senior Notes were created through an exchange of the Company's previously outstanding junior subordinated notes that occurred prior to 2012. This exchange was considered a modification of a debt instrument for accounting purposes, therefore the Company uses the effective interest method to accrete from the existing balance as of the modification date to $87.8 million and $85.9 million as of September 30, 2015 and December 31, 2014, respectively. Under the effective interest method, significant changes in the rate at which a debt instrument accrues interest over its term can result in a recorded balance in excess of the aggregate principal balance of the debt instrument.

The Senior Notes accrue interest at a rate of 1.0% per annum until the earlier of (1) the completion of an equity offering by the Company or its subsidiaries that results in proceeds of $40 million or more or (2) January 1, 2016. Thereafter, the Senior Notes will accrue interest at a rate of three-month LIBOR plus 3.5% per annum (the “Full Rate”). Interest on the Senior Notes is paid on a quarterly basis and no principal payments are due until maturity on March 30, 2033.

The indentures governing the Senior Notes (the “Indentures”) contain certain restrictive covenants (the “Negative Covenants”) subject to certain exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit the Company and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring shares of the Company or its subsidiaries, making payment on debt securities of the Company that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in certain subsidiaries or all or substantially all of the assets of certain subsidiaries unless certain conditions are met. The Negative Covenants remain in effect until both of the following conditions are met: (i) the Senior Notes begin accruing interest at the Full Rate, and (ii) the Company satisfies certain financial covenants (the “Financial Covenants”). Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95% (each such term as defined in the Indentures). As the Senior Notes were not accruing interest at the Full Rate, the Negative Covenants, as defined above, were still in effect as of September 30, 2015 and December 31, 2014. Compliance with the Financial Covenants is required only when the Company seeks to take action prohibited by the Negative Covenants that has not been approved by the holders of the Senior Notes.

With respect to the Company's recent divestiture activity, which is discussed further in Note 3 and Note 5 to the condensed consolidated financial statements, the sale of a subsidiary is not prohibited by the Negative Covenants provided that the sale is at fair market value and the proceeds are reinvested in the Company. As such, the Company was in compliance with the Negative Covenants as of September 30, 2015 and December 31, 2014, and therefore the Company was under no obligation to comply with the Financial Covenants during these periods.

Capital Leases – The Company leases hardware and computer equipment under capital leases. These capital leases are payable in 36 monthly installments and mature between October 2015 and July 2018. Current maturities of obligations under capital leases were approximately $0.2 million and $0.3 million as of September 30, 2015 and December 31, 2014, respectively, while noncurrent maturities of obligations under capital leases were approximately $0.1 million as of both September 30, 2015 and December 31, 2014. Due to the immaterial nature of these obligations with regard to the Company's financial statements as a whole, current maturities and noncurrent maturities of capital leases are included in the other current liabilities and other liabilities line items, respectively, in the Company's condensed consolidated balance sheets.

Note 9. Commitments and Contingencies

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

Legal Proceedings – The Company is a party to various legal proceedings. Except as set forth below, these proceedings are of an ordinary and routine nature. Any legal fees associated with these proceedings are expensed as incurred.

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

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case included NovaStar Mortgage Funding Corporation (“NMFC”), a wholly-owned subsidiary of the Company, and its individual directors, several securitization trusts sponsored by the Company (“affiliated defendants”) and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. The plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by the plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff's claims, which the court granted on March 31, 2011, with leave to amend. The plaintiff filed a second amended complaint on May 16, 2011, and the Company again filed a motion to dismiss. On March 29, 2012, the court dismissed the plaintiff's second amended complaint with prejudice and without leave to replead. The plaintiff filed an appeal. On March 1, 2013, the appellate court reversed the judgment of the lower court, which had dismissed the case. Also, the appellate court vacated the judgment of the lower court which had held that the plaintiff lacked standing, even as a class representative, to sue on behalf of investors in securities in which plaintiff had not invested, and the appellate court remanded the case back to the lower court for further proceedings. On April 23, 2013 the plaintiff filed its memorandum with the lower court seeking a reconsideration of the earlier dismissal of plaintiff's claims as to five offerings in which plaintiff was not invested, and on February 5, 2015 the lower court granted plaintiff's motion for reconsideration and vacated its earlier dismissal. Given the stage of the litigation, the Company cannot provide an estimate of the range of any loss. The Company believes that the affiliated defendants have meritorious defenses to the case and expects them to defend the case vigorously.

On June 20, 2011, the National Credit Union Administration Board, as liquidating agent of U.S. Central Federal Credit Union, filed an action against NMFC and numerous other defendants in the United States District Court for the District of Kansas, claiming that the defendants issued or underwrote residential mortgage-backed securities pursuant to allegedly false or misleading registration statements, prospectuses, and/or prospectus supplements. On August 24, 2012, the plaintiff filed an amended complaint making essentially the same claims against NMFC. NMFC filed a motion to dismiss the amended complaint which was denied on September 12, 2013. The defendants had claimed that the case should be dismissed based upon a statute of limitations and sought an appeal of the court's denial of this defense. An interlocutory appeal of this issue was allowed, and on August 27, 2013, the Tenth Circuit affirmed the lower court’s denial of defendants’ motion to dismiss the plaintiff’s claims as being time barred; the appellate court held that the Extender Statute, 12 U.S.C. §1787(b)(14) applied to plaintiff’s claims. On June 16, 2014, the United States Supreme Court granted a petition of NMFC and its co-defendants for certiorari, vacated the ruling of the Tenth Circuit, and remanded the case back to that court for further consideration in light of the Supreme Court’s decision in CTS Corp. v. Waldburger, 134 S. Ct. 2175 (2014). On August 19, 2014, the Tenth Circuit reaffirmed its prior decision, and on October 2, 2014 the defendants filed a petition for writ of certiorari with the Supreme Court, which was denied. Given the stage of the litigation, the Company cannot provide an estimate of the range of any loss. The Company believes that NMFC has meritorious defenses to the case and expects it to defend the case vigorously.

On February 28, 2013 the Federal Housing Finance Agency, as conservator for the Federal Home Loan Mortgage Corporation (Freddie Mac) and on behalf of the Trustee of the NovaStar Mortgage Funding Trust, Series 2007-1 (the “Trust”), a securitization trust in which the Company retains a residual interest, filed a summons with notice in the Supreme Court of the State of New York, County of New York against the Company and NovaStar Mortgage, Inc. (“NMI”), a wholly-owned subsidiary of the Company. The notice provides that this is a breach of contract action with respect to certain, unspecified mortgage loans and defendant's failure to repurchase such loans under the applicable agreements. Plaintiff alleges that defendants, from the closing date of the transaction that created the Trust, were aware of the breach of the representations and warranties made and failed to notice and cure such breaches, and due to the failure of defendants to cure any breach, notice to defendants would have been futile. The summons with notice was not served until June 28, 2013. By letter dated June 24, 2013, the Trustee of the Trust forwarded a notice from Freddie Mac alleging breaches of representations and warranties with respect to 43 loans, as more fully set forth in included documentation. The 43 loans had an aggregate, original principal balance of about $6.5 million. On August 19, 2013, Deutsche Bank National Trust Company, as Trustee, filed a complaint identifying alleged breaches of representations and warranties with respect to seven loans that were included in the earlier list of 43 loans. Plaintiff also generally alleged a trust-wide breach of representations and warranties by defendants with respect to loans sold and transferred to the trust. Plaintiff seeks specific performance of repurchase obligations; compensatory, consequential, recessionary and equitable damages for breach of contract; specific performance and damages for anticipatory breach of contract; and indemnification (indemnification against NMI only). On October 9, 2013, the Company and NMI filed a motion to dismiss plaintiff’s complaint. This motion to dismiss was withdrawn after plaintiff filed an amended complaint on January 28, 2014, and on March 4, 2014 the Company and NMI filed a motion to dismiss the amended complaint. Given the stage of the litigation, the Company cannot provide an estimate of the range of any loss. The Company believes that it has meritorious defenses to the case and expects to defend the case vigorously.

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

The following tables present for each of the fair value hierarchy levels, the Company's assets which are measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	1,693	$1,693	$—	$—
Money market funds	2,892	2,892	—	—
Marketable securities, current:
Corporate notes and bonds	14,536	—	14,536	—
Mortgage securities	2,495	—	—	2,495
Marketable securities, non-current:
Corporate notes and bonds	6,833	—	6,833	—
Total	$28,449	$4,585	$21,369	$2,495

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$2,701	$2,701	$—	$—
Money market funds	2,595	2,595	—	—
Marketable securities, current:
Corporate notes and bonds	24,436	—	24,436	—
Commercial paper	1,998	—	1,998	—
Mortgage securities	3,381	—	—	3,381
Marketable securities, non-current:
Corporate notes and bonds	15,014	—	15,014	—
Agency securities	998	—	998	—
Total	$51,123	$5,296	$42,446	$3,381

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

To the extent observable inputs are not available, as is the case with the Company's mortgage securities, the Company estimates fair value using present value techniques and generally does not have the option to choose other valuation methods for these securities. The methods and processes used to estimate the fair value of the Company's mortgage securities are discussed further below. There have been no significant changes to the Company's valuation techniques during the nine months ended September 30, 2015. Accordingly, there have been no material changes to the financial statements resulting from changes to our valuation techniques during the nine months ended September 30, 2015.

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

Mortgage securities - available-for-sale. As discussed above and in Note 6 to the condensed consolidated financial statements, the Company's mortgage securities – available-for-sale, are measured at fair value. These securities are valued at each reporting date using significant unobservable inputs (Level 3) by discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment.

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

The following table presents certain quantitative information about the significant unobservable inputs used in the fair value measurement for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Description	Valuation Techniques	Significant Unobservable Inputs	Range
Assets:
Mortgage securities – available-for-sale	Present value analysis	Prepayment rates	8.0% – 11.5%
		Weighted average life (years)	2.0

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

The following table provides a reconciliation of the beginning and ending balances for the Company's mortgage securities – available-for-sale, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine and three months ended September 30, 2015 and 2014 (dollars in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$3,381	$3,728	$2,570	$3,552
Increases (decreases) to mortgage securities – available-for-sale:
Accretion of income (A)	409	568	132	183
Proceeds from paydowns of securities (A)	(493)	(484)	(142)	(99)
Mark-to-market value adjustment	(802)	(351)	(65)	(175)
Net (decrease) increase to mortgage securities – available-for-sale	(886)	(267)	(75)	(91)
Balance, end of period	$2,495	$3,461	$2,495	$3,461

(A)
Cash received on mortgage securities with no cost basis was $4.2 million and $1.2 million for the nine and three months ended September 30, 2015, respectively, and $4.8 million and $1.8 million for the nine and three months ended September 30, 2014, respectively.

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

The estimated fair values of the Company's financial instruments are as follows as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	As of September 30, 2015		As of December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Restricted cash	$692	$552	$597	$450
Marketable securities	23,864	23,864	45,827	45,827
Financial liabilities:
Senior notes	$87,798	$16,584	$85,937	$15,189

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

Senior notes – The fair value is estimated by discounting future projected cash flows using a discount rate commensurate with the risks involved. The value of the Senior Notes was calculated assuming that the Company would be required to pay interest at a rate of 1.0% per annum until January 2016, at which time the Company would be required to start paying the Full Rate of three-month LIBOR plus 3.5% per annum until maturity in March 2033. The three-month LIBOR used in the analysis was projected using a forward interest rate curve.

Note 11. Income Taxes

For the three months ended September 30, 2015, the Company recorded an income tax benefit from continuing operations of approximately $0.1 million. This benefit relates to a reduction of unrecognized tax benefits due to the lapse of the related statute of limitations. Income tax expense for nine months ended September 30, 2015 was not material. For the nine and three months ended September 30, 2014, the Company recorded an income tax benefit of $8.6 million and $0.4 million, respectively. The income tax benefit for these periods relates primarily to operating losses from continuing operations and the utilization of a portion of the Company's deferred tax assets to offset the income tax expense from discontinued operations arising from the gain on the sale of StreetLinks during the second quarter of 2014.

For the nine and three months ended September 30, 2015, income tax expense from discontinued operations was not material. For the nine months ended September 30, 2014, the Company recorded income tax expense from discontinued operations of $8.6 million, which relates to the income from discontinued operations for the period arising primarily from the gain on the sale of StreetLinks. The Company recorded an income tax benefit from discontinued operations of $0.1 million for the three months ended September 30, 2014, which arises due to the loss on discontinued operations for the period.

The consolidated income tax expense (benefit) was not material for the nine and three months ended September 30, 2015, as the Company's effective tax rate is expected to be close to 0% due to the valuation allowance against the Company's deferred tax assets, which is discussed further below. The consolidated income tax expense was not material for the nine months ended September 30, 2014, while the consolidated income tax benefit of $0.5 million for the three months ended September 30, 2014 arises due to the losses from both continuing and discontinued operations for the period.

Prior to 2014, the Company determined that it was no longer more likely than not that it will recognize a portion of its deferred tax assets. Therefore, as of both September 30, 2015 and December 31, 2014, the Company maintained a full valuation allowance against its deferred tax assets of $276.9 million and $268.6 million, respectively. The Company's determination of the extent to which its deferred tax assets will be realized requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods.

As of September 30, 2015 and December 31, 2014, the total gross amount of unrecognized tax benefits was $0.4 million. and $0.5 million, respectively. These amounts also represent the total amount of unrecognized tax benefits that would impact the effective tax rate in the respective periods. The Company does not anticipate a material reduction of the unrecognized tax benefits due to the lapse of the related statute of limitations in the next twelve months.

Note 12. Segment Reporting

During the nine months ended September 30, 2015, the Company operated as a single, consolidated operating segment, which encompasses the development, marketing, and support of Corvisa's cloud-based communication software and related services. Accordingly, as of September 30, 2015, the Company determined that it had only one operating segment, and therefore, one reportable segment. As discussed in Note 3 to the condensed consolidated financial statements, on December 21, 2015, the Company entered into the Purchase Agreement with Corvisa Services and ShoreTel. Subject to the terms and conditions under the Purchase Agreement, ShoreTel agreed to purchase all of the membership interests of Corvisa. With the sale of Corvisa, subject to the terms and conditions under the Purchase Agreement, the Company intends to continue its strategy of seeking to acquire operating businesses or make other investments that generate taxable earnings, which is discussed further in Note 2 to the condensed consolidated financial statements.

The Company's service fee income from external customers is comprised of the following products and services (dollars in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014

Professional services	$1,380	$1,187	$426	$271
Communications services	1,177	820	451	317
Transition services	—	2,059	—	1,091
Total net service fee income	$2,557	$4,066	$877	$1,679

Reconciliation to Financial Statements

Prior to 2008, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. The Company incurred significant debt to finance these legacy operations, which, though modified as discussed in Note 8, remains outstanding as of September 30, 2015. For the nine and three months ended September 30, 2015, the Company incurred interest expense on its Senior Notes of approximately $2.5 million and $0.8 million, respectively, compared to $2.3 million and $0.8 million for the nine and three months ended September 30, 2014, respectively.

Also as a result of the Company's legacy mortgage lending activities, the Company acquired mortgage securities that continue to be a source of its earnings and cash flow. Through September 30, 2015, the interest and cash flows received from these securities were used to fund the Company's cloud-based communication software operations described above. For the nine and three months ended September 30, 2015, the Company earned interest income on these securities of approximately $4.6 million and $1.4 million, respectively. For the nine and three months ended September 30, 2014, the Company earned approximately $5.4 million and $2.0 million from these securities, respectively.

Note 13. Earnings per Share

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options and nonvested shares. The computations of basic and diluted earnings per share for the nine and three months ended September 30, 2015 and 2014 (dollars in thousands, except share and per share amounts) are as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss from continuing operations	$(20,881)	$(5,289)	$(7,261)	$(4,631)
Net income (loss) from discontinued operations	4	41,414	22	(251)
Net (loss) income available to common shareholders	(20,877)	36,125	(7,239)	(4,882)

Denominator:
Weighted average common shares outstanding – basic	91,103,880	90,895,504	91,187,345	90,951,716

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	91,103,880	90,895,504	91,187,345	90,951,716
Stock options	—	—	—	—
Nonvested shares	—	—	—	—
Weighted average common shares outstanding – dilutive	91,103,880	90,895,504	91,187,345	90,951,716

Basic earnings per share:
Net loss from continuing operations	$(0.23)	$(0.06)	$(0.08)	$(0.04)
Net income (loss) from discontinued operations	—	0.46	—	(0.01)
Net (loss) income available to common shareholders	(0.23)	0.40	(0.08)	(0.05)

Diluted earnings per share:
Net loss from continuing operations	$(0.23)	$(0.06)	$(0.08)	$(0.04)
Net income (loss) from discontinued operations	—	0.46	—	(0.01)
Net (loss) income available to common shareholders	(0.23)	0.40	(0.08)	(0.05)

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

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014
Number of stock options	10,379	9,622	10,832	11,486
Weighted average exercise price of stock options	$0.62	$0.66	$0.62	$0.64

During the nine months ended September 30, 2015, the Company granted approximately 1.4 million options to purchase shares of common stock at a weighted average exercise price of $0.51. Approximately 0.7 million of these options were granted during the three months ended September 30, 2015 at a weighted average exercise price of $0.51. The weighted average impact of 0.5 million and 1.1 million of the current year option grants are included in the table above for the nine and three months ended September 30, 2015, respectively.

During the nine months ended September 30, 2014, the Company granted 3.3 million options to purchase shares of common stock at a weighted average exercise price of $0.51. Approximately 0.3 million of these options were granted during the three months ended September 30, 2014 at a weighted average exercise price of $0.51. The weighted average impact of 1.1 million and 3.0 million of the options granted during 2014 are included in the table above for the nine and three months ended September 30, 2014, respectively.

During the third quarter of 2015 the Company granted approximately 1.3 million nonvested shares to its non-employee directors. These shares vest one year from the date of grant. The weighted average impact of approximately 0.2 million and 0.7 million of the nonvested shares granted during the current year were not included in the calculation of earnings per share for the nine and three months ended September 30, 2015, respectively, because they were anti-dilutive.

As of September 30, 2015 and September 30, 2014, respectively, the Company had approximately 1.5 million and 0.5 million nonvested shares outstanding. While the nonvested shares granted during the third quarter of 2015 vest one year from the date of grant, the nonvested shares granted in prior years vest ratably over their original term of six years. The weighted average impact of approximately 0.6 million and 1.0 million nonvested shares were not included in the calculation of earnings per share for the nine and three months ended September 30, 2015, respectively, because they were anti-dilutive. Approximately 0.6 million and 0.5 million nonvested shares were not included in the calculation of earnings per share for the nine and three months ended September 30, 2014, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Statements in this report regarding Novation Companies, Inc. and its business, that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are those that predict or describe future events, do not relate solely to historical matters and include statements regarding management's beliefs, estimates, projections, and assumptions with respect to, among other things, our future operations, business plans and strategies, as well as industry and market conditions, all of which are subject to change at any time without notice. Words such as “believe,” “expect,” “anticipate,” “promise,” “plan,” and other expressions or words of similar meanings, as well as future or conditional auxiliary verbs such as “would,” “should,” “could,” or “may” are generally intended to identify forward-looking statements. Actual results and operations for any future period may vary materially from those discussed herein. Some important factors that could cause actual results to differ materially from those anticipated include: our ability to manage and scale our business; the competitive nature of the markets in which we operate; market acceptance of our products and services; defects or disruptions in our service or our underlying infrastructure; our reliance on third party data center and co-location service providers; breaches of security and unauthorized access to proprietary or customer data; changes in the regulatory environments within which we operate; our ability to develop new relationships and maintain existing relationships with both customers and business partners; decreases in cash flows from our mortgage securities; our ability to remain in compliance with the agreements governing our indebtedness; the outcome of litigation actions pending against us or other legal contingencies; our compliance with applicable local, state and federal laws and regulations; compliance with new accounting pronouncements; the impact of general economic conditions; and the risks that are from time to time included in our filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as amended (the "2014 Form 10-K"), and this Quarterly Report on Form 10-Q. Other factors not presently identified may also cause actual results to differ. This report speaks only as of its date and we expressly disclaim any duty to update the information herein except as required by federal securities laws.

Executive Overview
The following Management's Discussion and Analysis of Financial Condition and Operating Results (“MD&A”) should be read in conjunction with the preceding unaudited condensed consolidated financial statements of Novation Companies, Inc. and its subsidiaries (the “Company,” ”Novation," “we,” “us,” or "our") and the notes thereto as well as the 2014 Form 10-K. MD&A includes the following sections:

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

•	Results of Operations – an analysis of our results of operations for the nine months ended September 30, 2015 and 2014 as presented in our unaudited Condensed Consolidated Financial Statements.

•	Liquidity and Capital Resources – an analysis of our cash flows and financial commitments.

Corporate Overview, Background and Strategy
Our Business
We are a Maryland corporation formed on September 13, 1996. With the sale of Corvisa, LLC ("Corvisa"), subject to the terms and conditions under the Purchase Agreement (as discussed in detail below), the Company intends to continue its strategy of seeking to acquire operating businesses or make other investments that generate taxable earnings. As of the date the financial statements included in this report are issued, the Company has not yet identified any specific acquisition targets.

We own 100% of Corvisa. Corvisa sells cloud-based communication software under the CorvisaOne® brand, telecommunications services, and implementation consulting services. A detailed discussion of the Corvisa business is included below. This business was formerly known as CorvisaCloud, LLC, but was rebranded to Corvisa during the first quarter of 2015. On December 21, 2015, the Company entered into a Membership Interest Purchase Agreement (the "Purchase Agreement") with Corvisa Services LLC ("Corvisa Services"), a wholly owned subsidiary of the Company, and ShoreTel, Inc. ("ShoreTel"). Subject to the terms and conditions under the Purchase Agreement, ShoreTel agreed to purchase all of the membership interests of Corvisa.

On April 16, 2014, the Company and the non-controlling members of StreetLinks LLC ("StreetLinks"), a national residential appraisal and mortgage real estate valuation management services company, entered into a purchase and sale agreement with Assurant Services, LLC, a subsidiary of Assurant, Inc. ("Assurant"), pursuant to which Assurant purchased 100% of the outstanding membership units of StreetLinks. See Note 5 to the consolidated financial statements for additional information regarding this transaction. The operations of StreetLinks have been classified as discontinued operations for all periods presented.

On August 18, 2014, the Company announced that it would be conducting an orderly winding-down of the remaining business and operations of Advent Financial Services, LLC (“Advent”), a financial settlement services provider for professional tax preparers nationwide. As discussed in Note 5 to the condensed consolidated financial statements, the operations of Advent have been classified as discontinued operations for all periods presented.

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

CorvisaOne is a full contact center suite including both inbound and outbound contact center functionality as well as full business phone system functionality. Features of the communications software include interactive voice response, automated call distribution, campaign dialing, and a variety of other services, all of which are delivered to clients as part of a comprehensive cloud solution. The software can be fully integrated with leading CRM providers and other third-party software solutions via integration solutions provided by our underlying Summit Platform. Further, because Corvisa has built its product as part of a platform, customers and others can develop their own tools and applications to tie into Corvisa's product offering. Corvisa's target customers are businesses of all sizes in all industries, anywhere in the world. We offer our customers the ability to purchase the following products:

•	Business Phone System - this is our basic private branch exchange ("PBX") solution targeted towards businesses of all sizes anywhere in the world.

•	Contact Center Basic Edition - this edition of our contact center product includes a limited set of inbound functionality and is geared toward small contact centers that just need the basics.

•
Contact Center Inbound Edition - this is our contact center product with advanced inbound functionality but without the outbound dialer and is geared towards inbound-only contact center businesses that prefer not to pay for the additional cost of an outbound dialer.

•	Contact Center Complete Edition - this is our complete CorvisaOne contact center solution, which includes both inbound and outbound functionality.

•
Summit Platform - this is the platform upon which our products are built and gives our customers the ability to customize our products to fit their unique business needs. We also offer this as a standalone Platform as a Service (PaaS) offering for developers or businesses looking to develop their own voice and SMS applications.

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

Product-plus-Platform Approach. Corvisa's Summit Platform is highly customizable and allows for the creation or customization of voice and SMS applications utilizing Corvisa's dynamic programming language and development toolkits. This includes the ability for customers to modify their instance of Corvisa's business phone and contact center suite products to meet their specific and unique business demands or the ability to build entirely custom standalone applications. Applications built on Summit are fully hosted on the Corvisa network that provides scalability, redundancy, backup, testing frameworks and other features required for enterprise-class applications, making it a true PaaS offering. Existing applications or those developed by third-party developers can also easily be integrated through our open application programming interfaces (APIs). This makes it easy for developers to easily build scale and effectively support their applications while eliminating the need to manage independent server and hosting environments.

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

Corvisa sells its products and services through its direct sales force, which is comprised of telephone sales personnel located regionally. Corvisa recently expanded its sales strategy to also include a channel partner sales program. For larger opportunities Corvisa will send its implementation teams on site in a consulting role to help onboard clients.

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

Key Performance Metrics
We use a combination of financial measures prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and non-GAAP financial measures to assess performance. The key performance measures for executive management are:

•	Corvisa gross service fee income;

•	Corvisa gross margin; and

•	consolidated earnings before interest, taxes, depreciation and amortization, as adjusted for share-based compensation ("adjusted EBITDA").

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

The following table sets forth the key performance metrics for the Company for the nine and three months ended September 30, 2015 and 2014, as derived from our consolidated financial statements, and should be read in conjunction with the more detailed information therein and with the disclosure included in this report under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Also included in the following table is a reconciliation of adjusted EBITDA to the most directly comparable GAAP measure, net loss from continuing operations.

Table 1 – Summary of Financial Highlights and Key Performance Metrics (dollars in thousands; except per share amounts)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014

Gross Corvisa service fee income	$2,557	$2,007	$877	$588
Corvisa gross margin	$(2,721)	$(628)	$(1,286)	$(684)

Reconciliation from net loss to adjusted EBITDA
Net loss from continuing operations	$(20,881)	$(5,289)	$(7,261)	$(4,631)
Non-GAAP adjustments:
Interest expense	2,407	2,358	771	764
Income tax expense (benefit)	2	(8,606)	(105)	(421)
Depreciation and amortization (A)	2,087	1,130	976	677
Share-based compensation (A)	479	611	182	230
Adjusted EBITDA	$(15,906)	$(9,796)	$(5,437)	$(3,381)

(A)	Amounts are included in the cost of services, development, sales and marketing, and general and administrative expense line items of the consolidated statements of operations.

Significant Recent Events
On December 21, 2015, the Company entered into the Purchase Agreement with Corvisa Services and ShoreTel. Subject to the terms and conditions under the Purchase Agreement, ShoreTel agreed to purchase 100% of the membership interests of Corvisa for $8.5 million in cash, subject to potential working capital adjustments, of which amount the parties will deposit in escrow at closing (i) approximately $1.0 million for a period of twelve months to secure certain indemnification obligations of the Company and (ii) $0.35 million to secure certain obligations of the Company in connection with the post-closing working capital adjustment. Of the approximately $7.1 million of cash consideration not held in escrow, approximately $0.3 million will be used to make certain earned bonus payments to Corvisa executives, while approximately $1.0 million will be used to pay transaction-related expenses.

The Company anticipates that it will incur approximately $0.8 million in severance and related termination costs related to this transaction. In addition, upon closing this transaction will trigger the acceleration of approximately $0.2 million in stock-based compensation expense.

With the sale of Corvisa, subject to the terms and conditions under the Purchase Agreement, the Company intends to continue its strategy of seeking to acquire operating businesses or make other investments that generate taxable earnings. Because the Company has large net operating losses, the Company has the ability to operate in a tax-efficient manner. Recent performance has not allowed Novation to capitalize on this significant strategic advantage. As of the date the financial statements included in this report are issued, the Company has not yet identified any specific acquisition targets.

On August 14, 2015, the Board of Directors of the Company announced that Lance Anderson tendered his resignation as Chief Executive Officer of the Company. Subsequent to quarter end, Mr. Anderson also tendered his resignation from the Company's Board of Directors.

During the third quarter of 2015, the Company identified certain matters that raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes its agreement to sell Corvisa alleviates the substantial doubt about the Company’s ability to continue as a going concern that existed as of September 30, 2015, as the sale would eliminate the Company's share of Corvisa's future net operating losses and ongoing operating cash needs.

Critical Accounting Policies
In our 2014 Form 10-K, we disclose critical accounting policies that require management to use significant judgment or that require significant estimates. Management regularly reviews the selection and application of our critical accounting policies. Other than as discussed below and in Note 2 to the condensed consolidated financial statements, there have been no updates to the critical accounting policies contained in the 2014 Form 10-K.

Impact of Recently Issued Accounting Pronouncements
In January 2015, the FASB issued ASU 2015-1, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under this ASU, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Entities may apply the guidance prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption. The Company does not expect this guidance to have a significant impact on the Company’s financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. Compared with current GAAP, this ASU also requires significantly expanded disclosures about revenue recognition. On July 9, 2015 the FASB voted to defer the effective date of this ASU by one year. Early adoption is permitted. However, entities are not allowed to adopt this ASU before the original effective date (that is, annual periods beginning after December 15, 2016). The Company is evaluating the impact of ASU 2014-09 on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of this standard on its ongoing financial reporting.

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

Table 2 – Summary of Service Fee Income by Service (dollars in thousands)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014

Professional services	$1,380	$1,187	$426	$271
Communications services	1,177	820	451	317
Total net service fee income	$2,557	$2,007	$877	$588

On a consolidated basis, service fee income increased to $2.6 million and $0.9 million for the nine and three months ended September 30, 2015, respectively, from $2.0 million and $0.6 million for the nine and three months ended September 30, 2014, respectively. The growth in communications services revenue for all periods was driven primarily by more aggressive sales efforts, which began during the third quarter of 2014 and have continued into 2015. These efforts included a reorganization of the Company's sales and marketing function and an increase in the headcount of the Company's sales and marketing function. More recently, these efforts have focused on the build-out of the Company's channel partner, referral partner, and reseller networks.

The increase in professional services revenue for all periods presented is due primarily to an increase in the average billing rate coupled with an increase in the relative size of active projects in terms of both total time commitment and total dollars.

Service Fee Income – Transition Services
In connection with the sale of StreetLinks, the Company and Assurant entered into a transition services agreement, pursuant to which the Company agreed to provide ongoing information technology, human resources management and accounting services to StreetLinks for a period of up to 18 months. During the nine and three months ended September 30, 2014, respectively, the Company earned approximately $2.1 million and $1.1 million of professional service fees under the transition services agreement. As the agreed-upon professional services were substantially complete as of December 31, 2014, professional service fees earned under the transition services agreement for the nine and three months ended September 30, 2015 were not material.

Interest Income – Mortgage Securities
Interest income on the mortgage securities we own decreased to approximately $4.6 million during the nine months ended September 30, 2015 compared to $5.4 million during the nine months ended September 30, 2014. Interest income for the three months ended September 30, 2015 decreased to $1.4 million from $2.0 million for the same period in 2014. Fluctuations in the interest income received from our mortgage portfolio are typically due to factors beyond the Company's control, such as the performance of the underlying loan collateral, prepayment speeds, interest rates, etc. The Company expects interest income and cash flow from these securities to decline as the principal on the underlying loan collateral is paid, written down, or written off.

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

Cost of services increased to $5.3 million and $2.2 million for the nine and three months ended September 30, 2015, respectively, from $2.6 million and $1.3 million for the nine and three months ended September 30, 2014, respectively. This increase was partly driven by the current year growth in sales of our communications services offerings, which resulted in an increase in usage-related fees paid to third party telecommunications carriers and certain software license fees. Also driving the increase in cost of services both in total dollars and as a percentage of service fee income was the growth in the headcount of our customer support and professional services personnel, certain software royalty expenses, and depreciation expense related to our internally developed software.

Cost of Services – Transition Services
During the nine and three months ended September 30, 2014, respectively, the Company incurred approximately $1.3 million and $0.7 million in costs to provide the services set forth in the transition services agreement. As the agreed-upon professional services were substantially complete as of December 31, 2014, cost of services – transition services for the nine and three months ended September 30, 2015 were not material.

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

Development costs increased to $1.6 million and $0.8 million for the nine and three months ended September 30, 2015, respectively, compared to $1.2 million and $0.3 million for the nine and three months ended September 30, 2014, respectively. This increase for all periods is due primarily to an increase in the headcount of the Company's development personnel period over period. A portion of the increase for all periods can also be attributed to the fact that there were several large projects placed in service early in the third quarter of 2015, resulting in a larger percentage of developer time spent working on projects in the post-implementation stage of the software development lifecycle. As such, a larger percentage of the compensation and other costs associated with these projects were expensed during the third quarter of 2015 in accordance with the relevant accounting guidance.

Sales and Marketing
Sales and marketing costs consist primarily of salaries and related expenses for our sales and marketing staff, commissions, advertising, purchases of leads from third parties, and allocated overhead.

Sales and marketing increased to approximately $7.1 million and $2.2 million for the nine and three months ended September 30, 2015, respectively, from $3.2 million and $1.6 million for the nine and three months ended September 30, 2014, respectively. As noted within the service fee income discussion above, this increase in sales and marketing costs for all periods was due primarily to the growth in the headcount of the Company's sales and marketing function.

General and Administrative
General and administrative expenses consist of salaries and related expenses for finance and accounting, legal, internal audit, human resources and management information systems personnel, legal costs, professional fees, other corporate expenses and allocated overhead.

General and administrative expenses decreased from $12.8 million and $4.1 million for the nine and three months ended September 30, 2014, respectively, to approximately $11.6 million and $3.7 million for the nine and three months ended September 30, 2015, respectively. The decrease in general and administrative expenses for all periods is due primarily to a decrease in compensation and benefits as a result of the new executive compensation structure enacted for 2015, the resignation of the Company's Chief Executive Officer, Lance Anderson during the third quarter of 2015, and the retirement of the Company's Chief Operating Officer, Steve Haslam, during the third quarter of 2014. The decrease in general and administrative expenses is also due to a reduction in rent expense for all periods due to the abandonment of an operating lease during the fourth quarter of 2014.

Other (Expense) Income
Other (expense) income was not material for any period presented.

Interest Expense
Interest expense was materially consistent period over period, with the Company incurring approximately $2.4 million during the nine months ended September 30, 2015 and 2014 and $0.8 million for the three months ended September 30, 2015 and 2014. See "Liquidity and Capital Resources" below and Note 8 to the condensed consolidated financial statements for additional information regarding the Company's borrowings.

Income Tax Expense (Benefit)
For the three months ended September 30, 2015, the Company recorded an income tax benefit from continuing operations of approximately $0.1 million. This benefit relates to a reduction of unrecognized tax benefits due to the lapse of the related statute of limitations. Income tax expense for nine months ended September 30, 2015 was not material. For the nine and three months ended September 30, 2014, the Company recorded an income tax benefit of $8.6 million and $0.4 million, respectively. The income tax benefit for these periods relates primarily to operating losses from continuing operations and the utilization of a portion of the Company's deferred tax assets to offset the income tax expense from discontinued operations arising from the gain on the sale of StreetLinks during the second quarter of 2014.

Liquidity and Capital Resources
Since the sale of StreetLinks, the Company has incurred significant and recurring operating losses and negative cash flows from operations. Given the early stage nature of Corvisa, the Company would expect these trends to continue for the foreseeable future without the addition of significant new customers or a significant reduction of expenses. As of September 30, 2015, the Company’s existing cash resources alone no longer appear to be sufficient to cover the ongoing operating cash needs of Corvisa or the Company as a whole at their current run rate. Further, the Company has limited ability to raise additional capital through the issuance of additional equity securities and is unable to secure additional debt funding due to restrictions set forth in the indentures governing the Senior Notes as discussed further in Note 8 to the financial statements. As such, these matters raised substantial doubt about the Company’s ability to continue as a going concern as of September 30, 2015.

The Company considered several strategic alternatives with regard to the Corvisa business including, but not limited to, identifying a potential buyer for Corvisa, identifying potential outside investors to provide additional capital directly for Corvisa, and/or implementing significant cost-cutting measures. A lengthy and thorough sale process was undertaken prior to accepting ShoreTel's offer. As detailed further in Note 3 to the condensed consolidated financial statements, on December 21, 2015, the Company entered into the Purchase Agreement with Corvisa Services and ShoreTel. Subject to the terms and conditions under the Purchase Agreement, ShoreTel agreed to purchase all of the membership interests of Corvisa. While the transaction is subject to certain closing conditions, the Company believes its agreement to sell Corvisa alleviates the substantial doubt about the Company’s ability to continue as a going concern that existed as of September 30, 2015, as the sale would eliminate the Company's share of Corvisa's future net operating losses and ongoing operating cash needs.

With the sale of Corvisa, subject to the terms and conditions under the Purchase Agreement, the Company intends to continue its strategy of seeking to acquire operating businesses or make other investments that generate taxable earnings. Because the Company has large net operating losses, the Company has the ability to operate in a tax-efficient manner. As of September 30, 2015, Novation had approximately $674.9 million in federal net operating losses which may be carried forward to offset future taxable income. Recent performance has not allowed Novation to capitalize on this significant strategic advantage. As of the date the financial statements included in this report are issued, the Company has not yet identified any specific acquisition targets. The Company acknowledges that the identification of an acquisition target and the negotiation of a purchase agreement could take an extended period of time, however, based on current projections and subject to the completion of the Company's sale of Corvisa, the Company believes its existing liquid assets and the ongoing cash flows from its mortgage securities portfolio will be sufficient to sustain the Company for a period of at least twelve months and enable the Company to effectively implement this strategy. While the Company acknowledges that cash flows from its mortgage securities portfolio can be volatile in nature, the recent performance of these securities suggests that these securities will continue to be a source of cash flows for the foreseeable future.

As of September 30, 2015, the Company had approximately $4.6 million in unrestricted cash and cash equivalents and $0.7 million of restricted cash, portions of which are included in the other current assets and other assets line items on the condensed consolidated balance sheet. In addition, the Company held approximately $21.4 million in corporate notes and bonds with average remaining maturities between six months and 20 months as of September 30, 2015, and approximately $2.5 million in mortgage securities, which have contributed approximately $4.7 million in cash flows for the nine months ended September 30, 2015. These securities are classified as available-for-sale as of September 30, 2015 and are included in the current and non-current marketable securities line items on the condensed consolidated balance sheet. For additional information regarding the Company's marketable securities, see Note 6 to the condensed consolidated financial statements. Additional information regarding the Company's contractual obligations is included in the "Contractual Obligations" section below.

As discussed under the heading “Item 1. Legal Proceedings” of Part II of this report, we are also the subject of various legal proceedings, the outcomes of which are uncertain. We may also face demands in the future that are unknown to us today related to our legacy lending and servicing operations.

The Indentures contain restrictive covenants (the “Negative Covenants”) subject to exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit the Company and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring our shares or equity in our subsidiaries, making payment on our debt securities that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in certain subsidiaries or all or substantially all of the assets of certain subsidiaries unless certain conditions are met. The Senior Notes accrue interest at a rate of 1.0% per annum until the earlier of (1) the completion of an equity offering by the Company or its subsidiaries that results in proceeds of $40 million or more or (2) January 1, 2016. Thereafter, the Senior Notes will accrue interest at a rate of three-month LIBOR plus 3.5% per annum (the “Full Rate”). Interest on the Senior Notes is paid on a quarterly basis and no principal payments are due until maturity on March 30, 2033. The Negative Covenants remain in effect until both of the following conditions are met: (i) the Senior Notes begin accruing interest at the Full Rate, and (ii) the Company satisfies certain financial covenants (the “Financial Covenants”). Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95% (each such term as defined in the Indentures). As the Senior Notes were not accruing interest at the Full Rate, the Negative Covenants, as defined above, were still in effect as of September 30, 2015 and December 31, 2014. Compliance with the Financial Covenants is required only when the Company seeks to take action prohibited by the Negative Covenants that has not been approved by the holders of the Senior Notes.

With respect to the Company's recent divestiture activity, which is discussed further in Note 3 and Note 5 to the condensed consolidated financial statements, the sale of a subsidiary is not prohibited by the Negative Covenants provided that the sale is at fair market value and the proceeds are reinvested in the Company. As such, the Company was in compliance with all Negative Covenants as of September 30, 2015 and December 31, 2014, and therefore the Company was under no obligation to comply with the Financial Covenants during these periods.

Contractual Obligations
The significant changes to the Company's contractual obligations as presented in the Company's 2014 Form 10-K are as follows:

During the third quarter of 2015, Corvisa and ManyWho entered into Amendment No. 1 to the OEM Agreement, whereby Corvisa agreed to pay approximately $0.4 million in satisfaction of the minimum royalties payable for the first contract year. The parties also agreed to eliminate the minimum royalty amounts payable in future years. The usage-based license fees set forth in the original OEM were not impacted by the amendment.

On December 21, 2015, the Company entered into a Membership Interest Purchase Agreement with Corvisa Services and ShoreTel, pursuant to which ShoreTel will purchase 100% of the outstanding membership interests of Corvisa. Subsequent to the sale of Corvisa, the Company's ongoing contractual obligations would consist primarily of its Senior Notes, which are detailed further in Note 8 to the condensed consolidated financial statements, and certain operating lease agreements. At September 30, 2015, the total future minimum lease commitments under these leases totaled approximately $2.3 million. These leases expire between June 2018 and October 2019.

Overview of Cash Flow for the Nine Months Ended September 30, 2015
The following table provides a summary of our operating, investing and financing cash flows as taken from our condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014.

Table 3 – Summary of Operating, Investing and Financing Cash Flows (dollars in thousands)

	For the Nine Months Ended September 30,
	2015	2014
Consolidated Statements of Cash Flows:
Cash used in operating activities of continuing operations	$(18,383)	$(3,300)
Cash flows provided by investing activities of continuing operations	18,116	15,965
Cash flows used in financing activities of continuing operations	(444)	(1,938)

Operating Activities
The increase in net cash flows used in operating activities to $18.4 million during the nine months ended September 30, 2015 from $3.3 million during the nine months ended September 30, 2014 is driven primarily by the operations of Corvisa and decreases in collections of amounts due from discontinued operations.

Investing Activities
The increase in the net cash flows provided by investing activities is due primarily to an increase in cash proceeds from the sales and maturities of marketable securities during the nine months ended September 30, 2015, coupled with a significant reduction in purchases of marketable securities period over period. This was partially offset by cash proceeds received from the sale of StreetLinks during the second quarter of 2014, as no such proceeds were received during the nine months ended September 30, 2015.

Financing Activities
The decrease in net cash flows used in financing activities is due primarily to a reduction in cash payments for contributions of capital to discontinued operations, which was partially offset by a reduction in cash received from distributions of earnings of discontinued operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the federal securities laws, including this report, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(d)) as of the end of the period covered by this report and, based on such evaluation, concluded that the Company's disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case included NovaStar Mortgage Funding Corporation (“NMFC”), a wholly-owned subsidiary of the Company, and its individual directors, several securitization trusts sponsored by the Company (“affiliated defendants”) and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. The plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by the plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff's claims, which the court granted on March 31, 2011, with leave to amend. The plaintiff filed a second amended complaint on May 16, 2011, and the Company again filed a motion to dismiss. On March 29, 2012, the court dismissed the plaintiff's second amended complaint with prejudice and without leave to replead. The plaintiff filed an appeal. On March 1, 2013, the appellate court reversed the judgment of the lower court, which had dismissed the case. Also, the appellate court vacated the judgment of the lower court which had held that the plaintiff lacked standing, even as a class representative, to sue on behalf of investors in securities in which plaintiff had not invested, and the appellate court remanded the case back to the lower court for further proceedings. On April 23, 2013 the plaintiff filed its memorandum with the lower court seeking a reconsideration of the earlier dismissal of plaintiff's claims as to five offerings in which plaintiff was not invested, and on February 5, 2015 the lower court granted plaintiff's motion for reconsideration and vacated its earlier dismissal. Given the stage of the litigation, the Company cannot provide an estimate of the range of any loss. The Company believes that the affiliated defendants have meritorious defenses to the case and expects them to defend the case vigorously.

On June 20, 2011, the National Credit Union Administration Board, as liquidating agent of U.S. Central Federal Credit Union, filed an action against NMFC and numerous other defendants in the United States District Court for the District of Kansas, claiming that the defendants issued or underwrote residential mortgage-backed securities pursuant to allegedly false or misleading registration statements, prospectuses, and/or prospectus supplements. On August 24, 2012, the plaintiff filed an amended complaint making essentially the same claims against NMFC. NMFC filed a motion to dismiss the amended complaint which was denied on September 12, 2013. The defendants had claimed that the case should be dismissed based upon a statute of limitations and sought an appeal of the court's denial of this defense. An interlocutory appeal of this issue was allowed, and on August 27, 2013, the Tenth Circuit affirmed the lower court’s denial of defendants’ motion to dismiss the plaintiff’s claims as being time barred; the appellate court held that the Extender Statute, 12 U.S.C. §1787(b)(14) applied to plaintiff’s claims. On June 16, 2014, the United States Supreme Court granted a petition of NMFC and its co-defendants for certiorari, vacated the ruling of the Tenth Circuit, and remanded the case back to that court for further consideration in light of the Supreme Court’s decision in CTS Corp. v. Waldburger, 134 S. Ct. 2175 (2014). On August 19, 2014, the Tenth Circuit reaffirmed its prior decision, and on October 2, 2014 the defendants filed a petition for writ of certiorari with the Supreme Court, which was denied. Given the stage of the litigation, the Company cannot provide an estimate of the range of any loss. The Company believes that NMFC has meritorious defenses to the case and expects it to defend the case vigorously.

On February 28, 2013 the Federal Housing Finance Agency, as conservator for the Federal Home Loan Mortgage Corporation (Freddie Mac) and on behalf of the Trustee of the NovaStar Mortgage Funding Trust, Series 2007-1 (the “Trust”), a securitization trust in which the Company retains a residual interest, filed a summons with notice in the Supreme Court of the State of New York, County of New York against the Company and NovaStar Mortgage, Inc. (“NMI”), a wholly-owned subsidiary of the Company. The notice provides that this is a breach of contract action with respect to certain, unspecified mortgage loans and defendant's failure to repurchase such loans under the applicable agreements. Plaintiff alleges that defendants, from the closing date of the transaction that created the Trust, were aware of the breach of the representations and warranties made and failed to notice and cure such breaches, and due to the failure of defendants to cure any breach, notice to defendants would have been futile. The summons with notice was not served until June 28, 2013. By letter dated June 24, 2013, the Trustee of the Trust forwarded a notice from Freddie Mac alleging breaches of representations and warranties with respect to 43 loans, as more fully set forth in included documentation. The 43 loans had an aggregate, original principal balance of about $6.5 million. On August 19, 2013, Deutsche Bank National Trust Company, as Trustee, filed a complaint identifying alleged breaches of representations and warranties with respect to seven loans that were included in the earlier list of 43 loans. Plaintiff also generally alleged a trust-wide breach of representations and warranties by defendants with respect to loans sold and transferred to the trust. Plaintiff seeks specific performance of repurchase obligations; compensatory, consequential, recessionary and equitable damages for breach of contract; specific performance and damages for anticipatory breach of contract; and indemnification (indemnification against NMI only). On October 9, 2013, the Company and NMI filed a motion to dismiss plaintiff’s complaint. This motion to dismiss was withdrawn after plaintiff filed an amended complaint on January 28, 2014, and on March 4, 2014 the Company and NMI filed a motion to dismiss the amended complaint. Given the stage of the litigation, the Company cannot provide an estimate of the range of any loss. The Company believes that it has meritorious defenses to the case and expects to defend the case vigorously.

Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the Company's 2014 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
On December 21, 2015, the Company entered into an agreement with Matthew Lautz, the Company’s Chief Information Officer and Vice President, and the Chief Executive Officer of Corvisa, providing for his resignation from his positions with the Company and for payment of a bonus of up to $285,000, each subject to and effective upon the closing of the sale of Corvisa to ShoreTel under the Purchase Agreement. This agreement is automatically terminated if the transaction has not closed on or before February 29, 2015.

Item 6. Exhibits

Exhibit No.	Description of Document
3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 7, 2015).
4.1	Second Amendment to Rights Agreement, dated as of August 24, 2015 (incorporated by reference to Exhibit 4.3 to the Form 8-A filed on August 28, 2015).
10.1 *	Novation Companies, Inc. 2015 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 7, 2015).
10.2 *
Form of Restricted Stock Award for Non-Employee Directors under the Novation Companies, Inc. 2015 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 7, 2015).

10.3 *
Form of Option Award for Key Executives under the Novation Companies, Inc. 2015 Incentive Stock Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 7, 2015).

10.4 *
Form of Option Award for Corvisa Employees under the Novation Companies, Inc. 2015 Incentive Stock Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 7, 2015).

10.5 *
Second Amended and Restated Stock Option Agreement, dated August 14, 2015, by and between the Company and W. Lance Anderson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 14, 2015).

10.6 *
Employee Non-Qualified Stock Option Agreement, between the Company and Rodney Schwatken, dated August 18, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on August 20, 2015).

10.7 *
Employee Non-Qualified Stock Option Agreement, between the Company and Matt Lautz, dated August 18, 2015 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed on August 20, 2015).

31.1	Chief Executive Officer and Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Novation Companies, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the nine and three months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the nine and three months ended September 30, 2015 and 2014, (iv) Consolidated Statements of Shareholders' Equity for the nine months ended September 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVATION COMPANIES, INC.

DATE:	December 22, 2015	/s/ Rodney E. Schwatken
Rodney E. Schwatken, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

DATE:	December 22, 2015	/s/ Brett A. Monger
Brett A. Monger, Vice President and Chief Accounting Officer
(Principal Accounting Officer)