Form 10-K
period 2015-12-31
NOVATION COMPANIES, INC.
filed 2016-02-16
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $17,674,450, based upon the closing sales price of the registrant’s common stock on that date on the OTCQB market of the OTC Markets Group, Inc.

The number of shares of the Registrant's Common Stock outstanding on February 12, 2016 was 92,844,907.

Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement relating to its 2016 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

NOVATION COMPANIES, INC.
FORM 10-K
For the Fiscal Year ended December 31, 2015

PART I

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Novation,” the “Company,” “NOVC,” “we,” “us” and “our,” refer to Novation Companies, Inc. and its consolidated subsidiaries and their respective predecessors.

Forward-Looking Statements
Statements in this report regarding Novation and its business, that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are those that predict or describe future events, do not relate solely to historical matters and include statements regarding management's beliefs, estimates, projections, and assumptions with respect to, among other things, our future operations, business plans and strategies, as well as industry and market conditions, all of which are subject to change at any time without notice. Words such as "believe," "expect," "anticipate," "promise," "plan," and other expressions or words of similar meanings, as well as future or conditional auxiliary verbs such as "would," "should," "could," or "may" are generally intended to identify forward-looking statements. Actual results and operations for any future period may vary materially from those discussed herein. Some important factors that could cause actual results to differ materially from those anticipated include: our ability to identify and acquire operating businesses or make other investments that generate taxable income; decreases in cash flows from our mortgage securities; our ability to remain in compliance with the agreements governing our indebtedness; the outcome of litigation actions pending against us or other legal contingencies; our compliance with applicable local, state and federal laws and regulations; compliance with new accounting pronouncements; the impact of general economic conditions; and the risks that are from time to time included in our filings with the Securities and Exchange Commission (“SEC”), including this report. Other factors not presently identified may also cause actual results to differ. This report speaks only as of its date and we expressly disclaim any duty to update the information herein except as required by federal securities laws.

Item 1. Business

Our Business

As of December 31, 2015, the Company owned 100% of Corvisa LLC ("Corvisa"), a developer and seller of cloud-based communication software under the CorvisaOne® brand, telecommunications services, and implementation consulting services. On December 21, 2015, the Company entered into a Membership Interest Purchase Agreement (the "Purchase Agreement") with Corvisa Services LLC ("Corvisa Services"), a wholly owned subsidiary of the Company, and ShoreTel, Inc. ("ShoreTel"), pursuant to which ShoreTel agreed to purchase all of the membership interests of Corvisa, subject to the terms and conditions under the Purchase Agreement.

The sale of Corvisa was completed on January 6, 2016. The aggregate consideration for the transaction included approximately $8.4 million in cash, subject to a potential post-closing working capital adjustment, of which amount approximately $7.0 million was paid at the closing and the following was deposited in escrow: (i) $1.0 million for a period of twelve months to secure certain indemnification obligations of the Company; and (ii) $0.35 million to secure certain obligations of the Company in connection with the post-closing working capital adjustment. In connection with the closing of this transaction, the Company and ShoreTel also entered into a Transition Services Agreement and an Escrow Agreement.

At ShoreTel’s request, the Company disposed of Corvisa’s third-party software implementation consulting business in December 2015. The Company sold the assets related exclusively to this business, including but not limited to customer contracts, computer hardware and marketing materials, to Canpango LLC (“Canpango”), which agreed to hire certain employees of the business, to assume Corvisa’s obligations under the customer contracts, and to pay to the Company a portion of the business’s existing accounts receivable collected in the next nine months, less associated collection costs. Canpango is led by a former employee of Corvisa, and certain current and former employees of Corvisa have financial interests in Canpango. The sales price, assets and operations related exclusively to this business were not material to the Company’s financial statements when taken as a whole.

With the sale of Corvisa complete, the Company intends to continue its strategy of seeking to acquire operating businesses or make other investments that generate taxable earnings. As of the date the financial statements included in this report are issued, the Company has not yet identified any specific acquisition targets.

On August 18, 2014, the Company sold certain intellectual property, software, and customer data of its subsidiary, Advent Financial Services LLC (“Advent”), to Santa Barbara Tax Products Group, LLC, and announced that it would be conducting an orderly winding-down of the remaining business and operations of Advent; a financial settlement services provider for professional tax preparers nationwide.

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

Prior to 2008, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. Although those activities have been discontinued, as a result of those activities, the Company acquired and owns mortgage securities that continue to be a source of our cash flow.

Employees
As of December 31, 2015, the Company employed, directly or through subsidiaries, an aggregate of 115 full-time employees. With the sale of Corvisa, this number declined to approximately 18 employees. The Company anticipates further reductions in headcount as the accounting and other administrative services are transitioned to ShoreTel pursuant to the transition services agreement. None of the Company's employees are represented by a union or covered by a collective bargaining agreement.

Additional Information
The Company is a Maryland corporation formed on September 13, 1996 as “CapStar Financial, Inc.” The Company’s name was changed to “NovaStar Financial, Inc.” effective October 11, 1996, and to “Novation Companies, Inc.” effective May 23, 2012. Our corporate executive offices are located at 2114 Central Street, Suite 600, Kansas City, MO 64108. Our telephone number is (816) 237-7000.

Our website address is www.novationcompanies.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our website at www.novationcompanies.com as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. Reports and other information we file with the SEC may also be viewed at the SEC's website at www.sec.gov, or viewed or obtained at the SEC Public Reference Room at 100 F Street, NE, Washington, DC 20549. Our website is not intended to be a part of, nor are we incorporating it by reference into, this Annual Report on Form 10-K.

Item 1A. Risk Factors

Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and notes thereto, before deciding whether to invest in our common stock. Any of these risks, as well as additional risks and uncertainties that we are unaware of, could negatively affect our results of operations, financial condition, liquidity and business prospects, and cause the trading price of our common stock to decline, and cause you to lose all or part of your investment.

Risks Related to our Business
Our success is dependent on our ability to identify and acquire operating businesses or make other investments that generate taxable earnings, which is subject to significant uncertainties and limitations.
With the sale of Corvisa complete, we intend to continue our strategy of seeking to acquire operating businesses or make other investments that generate taxable earnings. There can be no assurances that we will be able to identify or successfully acquire new operating businesses. The process of identifying an acquisition target and negotiating an acquisition may take an extended period of time and could result in significant additional expenditures, such as legal and consulting fees. Our ability to acquire operating businesses is significantly constrained by our likely inability to obtain additional debt financing. Moreover, we may never realize the anticipated benefits of any acquisition, which could significantly harm our results of operations, financial condition and business prospects.

Acquisitions, business combinations and other transactions present integration risk and may have negative consequences for our business and our stockholders.
The process of integrating acquired businesses into the Company may result in unforeseen difficulties, liabilities and costs. Significant management attention and resources are required to integrate any acquired businesses. Difficulties that we encounter in integrating the operations of acquired businesses could significantly harm our results of operations, financial condition and business prospects.

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

We may become subject to the regulation under the Investment Company Act of 1940, which would impose significant responsibilities and restrictions on our ability to do business.
We plan to continue to conduct our business and operations in such a manner as not to be deemed an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Investment companies are subject to extensive, restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure and transactions with affiliates. An entity may generally be deemed to be an investment company for purposes of the Investment Company Act if (a) it is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities; or (b) absent an applicable exemption, it owns investment securities having a value exceeding 40% of certain assets (the “40% Test”). We do not believe we are primarily engaged in an investment company type business, nor do we propose to primarily engage in such a business. However, as a result of the sale of Corvisa in January 2016, we can no longer definitively conclude that we pass the 40% Test.

We intend to rely on the exemption from investment company status under Rule 3a-2 under the Investment Company Act, which provides that a company is deemed not to be an investment company for up to one year provided that the company has a bona fide intent to be engaged primarily, as soon as is reasonably possible, in a business other than that of an investment company. Accordingly, we intend to continue our strategy of seeking to acquire operating businesses as soon as reasonably possible, or seek to rely on another exemption under the Investment Company Act. This may limit our ability to make certain investments other than the acquisition of operating businesses, or require us to take or forego certain actions, which could otherwise be beneficial to us.

If we are not able to acquire operating businesses during the one-year grace period under Rule 3a-2 or rely on another exemption under the Investment Company Act, we may be required to take certain other actions to comply with the Investment Company Act, which actions may include divesting certain desirable assets immediately or registering as an investment company.

Covenant restrictions under our indebtedness may limit our ability to operate our business.
The indentures governing the senior notes (the "Indentures") we issued on March 22, 2011 (the “Senior Notes”) contain, among other things, covenants that may restrict our and our subsidiaries' ability to finance future operations, capital needs or to engage in other business activities. Without the prior consent of the holders of our Senior Notes, the terms of our Senior Notes and the related Indentures restrict, among other things, our ability and the ability of our subsidiaries to:

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

Loss of key members of our management could disrupt our business.
The loss of certain key members of management could have a material adverse effect on our business, financial condition and results of operations. We may not be able to retain our existing senior management, fill new positions or vacancies created by expansion or turnover or attract additional qualified senior management personnel.

We may not have access to financing on reasonable terms or at all, which may be necessary for us to acquire and operate new businesses.
We do not currently have in place any agreements or commitments for short-term financing nor any agreements or commitments for additional long-term financing. In light of these factors and current market conditions, we may not be able to secure additional financing for a potential acquisition.

Differences in our actual experience compared to the assumptions that we use to determine the value of our residual mortgage securities and to estimate fair values could further adversely affect our financial position.
The Company uses significant unobservable inputs (Level 3 inputs) to estimate the fair value of its residual mortgage securities. Material differences between actual experience and the assumptions used to determine the fair value of these securities may negatively impact our financial condition and results of operations. For example, one significant unobservable input used to determine the fair value of the Company's residual mortgage securities is the prepayment rate for the underlying mortgage loan collateral. If prepayment rates are faster (higher) than our estimates, the value of the securities may decline significantly.

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

Risks Related to our Legacy Businesses
We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could further harm our liquidity.
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
Under the Earn-Out, if (a) the total revenue of StreetLinks is $184 million or more for calendar year 2015, then Assurant will pay to all the sellers of StreetLinks an aggregate of $12 million (subject to reduction for certain earned bonus payments to StreetLinks employees); but if not, then (b) if the total revenue of StreetLinks is greater than $167.5 million for the calendar year 2016, Assurant will pay to all the seller’s up to an aggregate of $12 million (subject to reduction for certain earned bonus payments to StreetLinks employees), based on a linear scale where full payment of the $12 million would occur at total revenue of $184 million. At the time of the sale, the Company owned 88% of StreetLinks.
There can be no assurance that the Company will receive any payment under the Earn-Out. Assurant has agreed to act in good faith in conducting the business of StreetLinks and to keep separate records, but generally Novation does not control how Assurant may operate the business of StreetLinks. StreetLinks did not meet the revenue target set for calendar year 2015.

Risks Related to our Capital Stock
There can be no assurance that our common stock will continue to be traded in an active market.
Our common stock currently trades on the OTCQB market of the OTC Markets Group, Inc. Trading of securities on this quotation service is generally limited and is effected on a less regular basis than on exchanges, such as the NYSE, and accordingly investors who own or purchase our stock will find that the liquidity or transferability of the stock may be limited. Additionally, a shareholder may find it more difficult to dispose of, or obtain accurate quotations as to the market value of, our stock. If an active public trading market cannot be sustained, the trading price of our common stock could be adversely affected and the ability of an investor to transfer their shares of our common stock may be limited.

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

Some provisions of our charter, bylaws, Maryland law and our current shareholder rights plan may deter takeover attempts, which may limit the opportunity of our shareholders to sell their common stock at favorable prices.
Certain provisions of our charter, bylaws, Maryland law, and our current shareholder rights plan could discourage, delay or prevent transactions that involve an actual or threatened change in control, and may make it more difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders. For example, our board of directors is divided into three classes with three year staggered terms of office. This makes it more difficult for a third party to gain control of our board because a majority of directors cannot be elected at a single meeting. Further, under our charter, generally a director may only be removed for cause and only by the affirmative vote of the holders of at least a majority of all classes of shares entitled to vote in the election for directors together as a single class. Our bylaws make it difficult for any person other than management to introduce business at a duly called meeting requiring such other person to follow certain advance notice procedures. Maryland law provides protection for Maryland corporations against unsolicited takeover situations. Finally, we have a shareholder rights plan to protect our net operating loss carryforwards by preventing any shareholder from becoming a 5% shareholder, which may constitute a change in control of the Company.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The executive and administrative offices for the Company are located in Kansas City, Missouri, and consist of approximately 12,000 square feet of leased office space. The Company is also a party to an operating lease for 30,000 square feet of office space in Tampa, Florida. The Company abandoned this operating lease during the fourth quarter of 2014. With the sale of Corvisa, the Company is currently in the process of re-evaluating its current office space needs and assessing its alternatives under its existing operating leases.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock currently trades on the OTCQB market of the OTC Markets Group, Inc. under the symbol “NOVC”. The following table sets forth the high and low bid prices as reported by this quotation service, for the periods indicated.

	High	Low
2015
First Quarter	$0.35	$0.24
Second Quarter	0.42	0.22
Third Quarter	0.32	0.22
Fourth Quarter	0.31	0.12

2014
First Quarter	$0.37	$0.23
Second Quarter	0.40	0.24
Third Quarter	0.31	0.23
Fourth Quarter	0.34	0.19

As of February 12, 2016, we had approximately 722 shareholders of record of the Company's common stock. This figure does not represent the actual number of beneficial owners of our common stock because such stock is frequently held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares.

No dividends were declared during 2015 or 2014, nor do we expect to declare any stock dividend distributions in the near future. The indentures governing the Senior Notes contain certain restrictive covenants which prohibit the Company and its subsidiaries, from among other things, making any cash dividend or distribution to Novation shareholders. Should the restrictions be relieved, dividend distributions will be made at the discretion of the Board of Directors and will depend on earnings, financial condition, cost of equity, investment opportunities and other factors as the Board of Directors may deem relevant.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations for the years ended December 31, 2015 and 2014. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and Notes to the Consolidated Financial Statements set forth in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Forward-Looking Statements” contained in Item 1A, Item 1, and Part I of this Form 10-K, respectively.

Executive Overview
The Management's Discussion and Analysis of Financial Condition and Operating Results (“MD&A”) includes the following sections:

•	Corporate Overview, Background and Strategy – a brief overview of our business, current strategy, and significant recent events.

•	Consolidated Results of Operations – an analysis of our results of operations for the years ended December 31, 2015 and 2014 as presented in our Consolidated Financial Statements.

•
Operating Segment Results of Operations – an analysis of our results of operations for the years ended December 31, 2015 and 2014 as presented in our Consolidated Financial Statements for our reporting segments.

•	Liquidity and Capital Resources – an analysis of our cash flows and financial commitments.

•
Critical Accounting Estimates – a discussion of our critical accounting estimates, which involve a high degree of judgment or complexity. This section also includes the impact of new accounting standards.

Corporate Overview, Background and Strategy
Our Business
A description of our business is included in Item 1 of this report and is incorporated herein by reference.

Our Strategy
The Company is continuing its strategy of seeking to acquire operating businesses or making other investments that generate taxable earnings. As of the date the financial statements included in this report are issued, the Company has not yet identified any specific acquisition targets.

The key performance measures for executive management are:

•	maintaining and/or generating adequate liquidity to sustain us and allow us to take advantage of acquisition opportunities, and

•	generating taxable income and long-term value for our shareholders.

The following key performance metrics are derived from our consolidated financial statements for the periods presented and should be read in conjunction with the more detailed information therein and with the disclosure included in this report under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Table 1 – Summary of Financial Highlights and Key Performance Metrics (dollars in thousands; except per share amounts)

	December 31,
	2015	2014
Cash and cash equivalents	$2,826	$3,235
Marketable securities	$18,897	$43,057
Net (loss) income available to common shareholders, per diluted share	$(0.32)	$0.34

Consolidated Results of Operations
Year ended December 31, 2015 as Compared to the Year Ended December 31, 2014
Service Fee Income and Cost of Services – Transition Services
In connection with the sale of StreetLinks, the Company and Assurant entered into a transition services agreement, pursuant to which the Company agreed to provide ongoing information technology, human resources management and accounting services to StreetLinks for a period of up to eighteen months. The majority of the professional services fees earned by the Company under the transition services agreement during 2014 were attributed to Corvisa Services and Corvisa and have been included in discontinued operations. The remaining $0.2 million of fees included in the service fee income – transition services line item on the consolidated statement of operations represent fees earned for accounting services performed under the transition services agreement. As these services were substantially complete as of December 31, 2014, there were no such fees earned during 2015.

Interest Income – Mortgage Securities
Interest income on mortgage securities decreased to approximately $6.1 million in 2015 from $7.2 million in 2014. Fluctuations in the interest income received from our mortgage portfolio are typically due to factors beyond the Company's control, such as the performance of the underlying loan collateral, prepayment speeds, interest rates, etc. The Company expects interest income and cash flow from these securities to decline as the principal on the underlying loan collateral is paid, written down, or written off.

General and Administrative
General and administrative expenses decreased to approximately $5.7 million in 2015 compared to $8.2 million in 2014. The decrease in general and administrative expenses is due primarily to a decrease in compensation and benefits as a result of the new executive compensation structure enacted for 2015, the resignation of the Company's former Chief Executive Officer, Lance Anderson, during the third quarter of 2015, and the retirement of the Company's former Chief Operating Officer, Steve Haslam, during the third quarter of 2014. The decrease in general and administrative expenses is also due to a reduction in rent expense in 2015 due to the abandonment of an operating lease during the fourth quarter of 2014.

As a result of the Company's recent divestiture activity, the Company is eliminating a significant portion of its remaining employees subsequent to 2015. In addition, the Company is taking steps to reduce other operating and overhead costs, including the reduction in leased office space. Although the anticipated cost savings cannot be quantified at this time, the Company expects a significant reduction in operating costs beginning in the second quarter of 2016 as the accounting and other administrative services performed by the Company on behalf of Corvisa are transitioned to ShoreTel pursuant to the transition services agreement.

Other (Expense) Income
Other (expense) income was not material for any period presented.

Interest Expense
Interest expense is comprised primarily of interest on the Company's senior debt. During 2015, interest expense increased to $3.2 million from $2.9 million in 2014. This increase was driven primarily by an increase in accretion expense associated with the senior debt, as the actual interest expense and related cash payments were materially consistent year over year. See Note 6 to the consolidated financial statements for additional information regarding the Company's borrowings.

Income Tax Benefit
The income tax benefit from continuing operations was not material during 2015. This is due primarily to continued losses from operations and the full valuation allowance against the Company's deferred tax assets. During 2014, the Company recorded an income tax benefit from continuing operations of approximately $1.7 million, which relates primarily to current year operating losses from continuing operations and the utilization of a portion of the Company's deferred tax assets to offset the income tax expense from discontinued operations. See Note 10 to the consolidated financial statements for further details regarding the Company's income tax provision and deferred tax assets.

Liquidity and Capital Resources
As of December 31, 2015, the Company had approximately $2.8 million in unrestricted cash and cash equivalents and $0.6 million of restricted cash, portions of which are included in the other current assets and other assets line items on the consolidated balance sheet. In addition, the Company held approximately $18.9 million in marketable securities, which consist of approximately $16.9 million in corporate notes and bonds with average remaining maturities between six months and 21 months as of December 31, 2015, and approximately $2.0 million in mortgage securities, which contributed approximately $6.3 million in cash flows during 2015. The Company's marketable securities are classified as available-for-sale and are included in the current and non-current marketable securities line items on the consolidated balance sheet as of December 31, 2015. For additional information regarding the Company's marketable securities, see Note 4 to the consolidated financial statements. Additional information regarding the Company's contractual obligations is included in the "Contractual Obligations" section below.

Based on current projections, the Company believes its existing liquid assets, as described above, and the ongoing cash flows from its mortgage securities portfolio will be sufficient to sustain the Company for a period of at least twelve months and enable the Company to effectively implement this strategy. While the Company acknowledges that cash flows from its mortgage securities portfolio can be volatile in nature, the recent performance of these securities suggests that these securities will continue to be a source of cash flows for the near future.

The Company's ongoing contractual obligations subsequent to the sale of Corvisa consist primarily of the Senior Notes and certain operating lease agreements. Additional information regarding these contractual obligations is included in the "Contractual Obligations" section below.

As discussed in Note 7 to the consolidated financial statements set forth in Item 8 of this report, we are also the subject of various legal proceedings, the outcomes of which are uncertain. We may also face demands in the future that are unknown to us today related to our legacy lending and servicing operations.

The Indentures contain restrictive covenants (the “Negative Covenants”) subject to certain exceptions, including receipt of written consent of the holders of the Senior Notes. The Negative Covenants prohibit the Company and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring our shares or equity in our subsidiaries, making payment on our debt securities that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in certain subsidiaries or all or substantially all of the assets of certain subsidiaries unless certain conditions are met. The Senior Notes accrue interest at a rate of 1.0% per annum until the earlier of (1) the completion of an equity offering by the Company or its subsidiaries that results in proceeds of $40 million or more or (2) January 1, 2016. Thereafter, the Senior Notes will accrue interest at a rate of three-month LIBOR plus 3.5% per annum (the “Full Rate”). Interest on the Senior Notes is paid on a quarterly basis and no principal payments are due until maturity on March 30, 2033. The Negative Covenants remain in effect until both of the following conditions are met: (i) the Senior Notes begin accruing interest at the Full Rate, and (ii) the Company satisfies certain financial covenants (the “Financial Covenants”). Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95% (each such term as defined in the Indentures). As the Senior Notes were not accruing interest at the Full Rate, the Negative Covenants were still in effect as of December 31, 2015 and 2014. Compliance with the Financial Covenants is required only when the Company seeks to take action prohibited by the Negative Covenants that has not been approved by the holders of the Senior Notes.

With respect to the Company's recent divestiture activity, which is discussed further in Note 3 to the consolidated financial statements, the sale of a subsidiary is not prohibited by the Negative Covenants provided that the sale is at fair market value and the proceeds are reinvested in the Company. As such, the Company was in compliance with all Negative Covenants as of December 31, 2015 and 2014.

Overview of Cash Flow for the Year Ended December 31, 2015
The following table provides a summary of our operating, investing and financing cash flows as taken from our consolidated statements of cash flows for 2015 and 2014.

Table 2 – Summary of Operating, Investing and Financing Cash Flows (dollars in thousands)

	For the Year Ended December 31,
	2015	2014
Consolidated Statements of Cash Flows:
Cash flows (used in) provided by operating activities of continuing operations	$(1,742)	$5,034
Cash flows provided by investing activities of continuing operations	26,993	15,269
Cash flows used in financing activities of continuing operations	(25,660)	(22,460)

Operating Activities
The decrease in net cash flows from operating activities to approximately $1.7 million used in operating activities during 2015 from approximately $5.0 million provided by operating activities during 2014 is driven primarily by a reduction in collections of amounts due from discontinued operations.

Investing Activities
The increase in the net cash flows provided by investing activities is due primarily to an increase in cash proceeds from the sales and maturities of marketable securities during 2015, coupled with a significant reduction in purchases of marketable securities period over period. This was partially offset by cash proceeds received from the sale of StreetLinks during 2014, as no such proceeds were received during 2015.

Financing Activities
The increase in net cash flows used in financing activities year over year is due primarily to an increase in cash payments for contributions of capital to discontinued operations, which was partially offset by a reduction in cash received from distributions of earnings of discontinued operations.

Contractual Obligations
We have entered into certain long-term debt and lease agreements which obligate us to make future payments to satisfy the related contractual obligations. The following table summarizes the contractual obligations of our continuing operations as of December 31, 2015.

Table 3 – Contractual Obligations (dollars in thousands)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Senior notes (A)	$167,787	$3,866	$8,271	$8,878	$146,772
Operating leases	2,087	700	1,200	187	—
Total obligations	$169,874	$4,566	$9,471	$9,065	$146,772

(A)
In computing the future obligations relating to the Senior Notes, interest payments are calculated using an interest rate of 1.0% per annum until January 2016 and the estimated Full Rate thereafter, as based on current forward rate curves. The Senior Notes are assumed to mature in March 2033. The Senior Notes, including the actual interest rates, are described in detail in Note 6 to our consolidated financial statements.

The estimated liability associated with uncertain tax positions of $0.4 million which is included in the other liabilities line item of the noncurrent liabilities section of the consolidated balance sheet as of December 31, 2015, are not included in the table above as the timing of payment cannot be reasonably or reliably estimated.

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
At each reporting date, the fair value of the residual securities is estimated based on the present value of future expected cash flows to be received. Management’s best estimate of key assumptions, including credit losses, prepayment speeds, expected call dates, market discount rates and forward yield curves commensurate with the risks involved, are used in estimating future cash flows. See Note 8 to the consolidated financial statements for the current fair value of our residual securities.

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

Impact of Recently Issued Accounting Pronouncements
Information regarding the impact of recently issued accounting pronouncements is included in Note 2 to the consolidated financial statements set forth in Item 8 of this report, which is incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
NOVATION COMPANIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Novation Companies, Inc.

We have audited the accompanying consolidated balance sheets of Novation Companies, Inc. a Maryland corporation, and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Novation Companies, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for the presentation of deferred income taxes in 2015 and 2014 due to the adoption of FASB Accounting Standards Update No. 2015-17 – Balance Sheet Classification of Deferred Taxes.

/s/ GRANT THORNTON LLP
Kansas City, Missouri
February 16, 2016

NOVATION COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$2,826	$3,235
Marketable securities, current	17,500	28,410
Other current assets	1,119	966
Current assets of discontinued operations	1,843	5,565
Total current assets	23,288	38,176
Non-Current Assets
Marketable securities, non-current	1,397	14,647
Property and equipment, net of accumulated depreciation	358	504
Other assets	481	611
Non-current assets of discontinued operations	6,415	7,273
Total non-current assets	8,651	23,035
Total assets	$31,939	$61,211

Liabilities and Shareholders' Deficit
Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$1,453	$2,314
Other current liabilities	—	628
Current liabilities of discontinued operations	2,470	3,263
Total current liabilities	3,923	6,205
Non-Current Liabilities
Senior notes	88,385	85,937
Other liabilities	391	494
Non-current liabilities of discontinued operations	1,833	1,925
Total non-current liabilities	90,609	88,356
Total liabilities	94,532	94,561

Commitments and contingencies (Note 7)

Shareholders' deficit:
Capital stock, $0.01 par value per share, 120,000,000 shares authorized:
Common stock, 92,748,753 shares issued and outstanding	928	915
Additional paid-in capital	744,575	743,919
Accumulated deficit	(809,532)	(780,803)
Accumulated other comprehensive income	1,436	2,619
Total shareholders' deficit	(62,593)	(33,350)
Total liabilities and shareholders' deficit	$31,939	$61,211

See notes to consolidated financial statements.

NOVATION COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2015	2014
Income:
Service fee income – transition services	$—	$243
Interest income – mortgage securities	6,131	7,192
Total	6,131	7,435

Operating Expenses:
General and administrative	5,704	8,206
Total	5,704	8,206

Other (expense) income	(27)	84
Interest expense	(3,193)	(2,941)

Loss from continuing operations before income taxes	(2,793)	(3,628)
Income tax benefit	(28)	(1,722)
Net loss from continuing operations	(2,765)	(1,906)
(Loss) income from discontinued operations, net of income taxes	(25,964)	32,845
Net (loss) income	$(28,729)	$30,939

(Loss) Earnings Per Common Share attributable to Novation:
Basic	$(0.32)	$0.34
Diluted	$(0.32)	$0.34
Weighted average basic common shares outstanding	91,138,068	90,926,211
Weighted average diluted common shares outstanding	91,138,068	90,926,211

See notes to consolidated financial statements.

NOVATION COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	For the Year Ended December 31,
	2015	2014
Net (loss) income	$(28,729)	$30,939
Other comprehensive income (loss):
Change in unrealized gain on marketable securities – available-for-sale	(1,183)	(484)
Total comprehensive income (loss)	$(29,912)	$30,455

See notes to consolidated financial statements.

NOVATION COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(dollars in thousands, except share amounts)

	Total NCI Shareholders' Deficit
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Deficit
Balance, December 31, 2014	$915	$743,919	$(780,803)	$2,619	$—	$(33,350)
Issuance of nonvested shares	13	(13)	—	—	—	—
Compensation recognized under stock compensation plans	—	669	—	—	—	669
Net loss	—	—	(28,729)	—	—	(28,729)
Other comprehensive loss	—	—	—	(1,183)	—	(1,183)
Balance, December 31, 2015	$928	$744,575	$(809,532)	$1,436	$—	$(62,593)
						Continued

	Total NCI Shareholders’ Deficit
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Deficit
Balance, December 31, 2013	$915	$739,468	$(811,742)	$3,103	$36	$(68,220)
Compensation recognized under stock compensation plans	—	637	—	—	—	637
Distributions to noncontrolling interests	—	—	—	—	(5)	(5)
Exchange of membership interests for forgiveness of note payable	—	3,814	—	—	107	3,921
Other changes in noncontrolling interests	—	—	—	—	(138)	(138)
Net income	—	—	30,939	—	—	30,939
Other comprehensive loss	—	—	—	(484)	—	(484)
Balance, December 31, 2014	$915	$743,919	$(780,803)	$2,619	$—	$(33,350)

See notes to consolidated financial statements.						Concluded

NOVATION COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(28,729)	$30,939
(Loss) income from discontinued operations, net of income taxes	(25,964)	32,845
Net loss from continuing operations	(2,765)	(1,906)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Accretion of marketable securities, net	(235)	(512)
Amortization of deferred debt issuance costs and senior debt discount	2,448	2,070
Other non-cash losses, net	203	277
Compensation recognized under stock compensation plans	669	637
Depreciation expense	148	249
Deferred taxes	—	(1,498)
Changes in:
Due from discontinued operations	89	6,609
Other current assets and liabilities, net	(1,346)	500
Other noncurrent assets and liabilities, net	(91)	(603)
Accounts payable and accrued expenses	(862)	(789)
Net cash (used in) provided by operating activities of continuing operations	(1,742)	5,034
Net cash used in operating activities of discontinued operations	(23,005)	(17,332)
Net cash used in operating activities	(24,747)	(12,298)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	26,995	12,085
Proceeds from other investing activities, net	2	—
Proceeds from sale of subsidiary	—	54,748
Purchases of marketable securities	—	(51,379)
Purchases of property and equipment	(4)	(185)
Net cash provided by investing activities of continuing operations	26,993	15,269
Net cash used in investing activities of discontinued operations	(4,490)	(6,253)
Net cash provided by investing activities	22,503	9,016

Cash flows from financing activities:
Cash payments for contributions of capital to discontinued operations	(25,660)	(23,229)
Cash receipts from distributions of earnings from discontinued operations	—	774
Principal payments under capital leases	—	(5)
Net cash used in financing activities of continuing operations	(25,660)	(22,460)
Net cash provided by financing activities of discontinued operations	25,428	22,129
Net cash used in financing activities	(232)	(331)

	Continued

NOVATION COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended December 31,
	2015	2014

Net decrease in cash and cash equivalents of continuing operations	$(409)	$(2,157)
Cash and cash equivalents of continuing operations, beginning of period	3,235	5,392
Cash and cash equivalents of continuing operations, end of period	$2,826	$3,235

Net decrease in cash and cash equivalents of discontinued operations	$(2,067)	$(1,456)
Cash and cash equivalents of discontinued operations, beginning of period	2,419	3,875
Cash and cash equivalents of discontinued operations, end of period	$352	$2,419

Supplemental Disclosure of Cash Flow Information
(dollars in thousands)

	For the Year Ended December 31,
	2015	2014
Cash paid for interest	$871	$910
Cash (paid) received from income taxes, net	(708)	48
Cash received on mortgage securities - available-for-sale with no cost basis	5,603	6,479
Non-cash investing and financing activities:
Exchange of membership interests for forgiveness of note payable	—	3,921

See notes to consolidated financial statements.		Concluded

NOVATION COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Business Plan and Liquidity

Description of Operations. As of December 31, 2015, Novation Companies, Inc. (the “Company” or “Novation” or “we” or “us”) owned 100% of Corvisa LLC ("Corvisa"), a developer and seller of cloud-based communication software under the CorvisaOne® brand, telecommunications services, and implementation consulting services. On December 21, 2015, the Company entered into a Membership Interest Purchase Agreement (the "Purchase Agreement") with Corvisa Services LLC ("Corvisa Services"), a wholly owned subsidiary of the Company, and ShoreTel, Inc. ("ShoreTel"). Subject to the terms and conditions under the Purchase Agreement, ShoreTel agreed to purchase all of the membership interests of Corvisa. This transaction closed on January 6, 2016. The operations of Corvisa have been classified as discontinued operations for all periods presented.

With the sale of Corvisa, the Company intends to continue its strategy of seeking to acquire operating businesses or making other investments that generate taxable earnings. As of the date the financial statements included in this report are issued, the Company has not yet identified any specific acquisition targets.

With the Company's divestiture of StreetLinks LLC ("StreetLinks") and Advent Financial Services LLC ("Advent") in 2014, both of which are discussed further below, the Company transferred the employees of Corvisa Services and approximately $1.0 million of Corvisa Services' assets to Corvisa during the fourth quarter of 2014. Prior to the transfer, Corvisa Services provided certain IT, procurement, human resources, and other shared services to the Company's portfolio of operating subsidiaries. As a result of these transfers, and in accordance with the relevant accounting guidance on transactions between entities under common control, the operating results of Corvisa Services have been consolidated with the operating results of Corvisa and included in discontinued operations for all periods presented.

On August 18, 2014, the Company sold certain intellectual property, software, and customer data of its subsidiary, Advent Financial Services LLC (“Advent”), to Santa Barbara Tax Products Group, LLC, and announced that it would be conducting an orderly winding-down of the remaining business and operations of Advent; a financial settlement services provider for professional tax preparers nationwide. The operations of Advent have been classified as discontinued operations for all periods presented.

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

See Note 3 to the consolidated financial statements for additional information regarding the Company's divestiture activity.

Liquidity. As of December 31, 2015, the Company had approximately $2.8 million in unrestricted cash and cash equivalents and $0.6 million of restricted cash, portions of which are included in the other current assets and other assets line items on the consolidated balance sheet. In addition, the Company held approximately $18.9 million in marketable securities, which consist of approximately $16.9 million in corporate notes and bonds with average remaining maturities between six months and 21 months as of December 31, 2015, and approximately $2.0 million in mortgage securities, which contributed approximately $6.3 million in cash flows during 2015. The Company's marketable securities are classified as available-for-sale as of December 31, 2015 and are included in the current and non-current marketable securities line items on the consolidated balance sheet as of December 31, 2015. For additional information regarding the Company's marketable securities, see Note 4 to the consolidated financial statements.

Based on current projections, the Company believes its existing liquid assets, as described above, and the ongoing cash flows from its mortgage securities portfolio will be sufficient to sustain the Company for a period of at least twelve months and enable the Company to effectively implement its strategy of seeking to acquire operating businesses or making other investments that generate taxable income. While the Company acknowledges that cash flows from its mortgage securities portfolio can be volatile in nature, the recent performance of these securities would suggest that these securities will continue to be a source of cash flows for the near future.

The Company's ongoing contractual obligations subsequent to the sale of Corvisa consist primarily of its Senior Notes, which are detailed further in Note 6 to the consolidated financial statements, and certain operating lease agreements, which are detailed in Note 7.

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

Note 2. Summary of Significant Accounting and Reporting Policies

Cash and Cash Equivalents and Restricted Cash. Cash equivalents consist of liquid investments with an original maturity of three months or less. Cash equivalents are stated at cost, which approximates fair value. Restricted cash includes funds the Company is required to post as cash collateral or transfer to escrow accounts and its release is subject to contractual requirements and time restrictions. The cash may not be released to the Company without the consent of the counterparties, which is generally at their discretion. The cash could also be subject to the indemnification of losses incurred by the counterparties. The Company had approximately $0.6 million of restricted cash as of both December 31, 2015 and 2014, portions of which are included in the other current assets and other assets line items of the consolidated balance sheets. Restricted cash is held primarily in money market funds and time deposits and relates to our legacy mortgage lending activities and lease arrangements. Amounts related to our legacy mortgage lending activities will be released from restriction upon the expiration of the related underlying statute of obligations for surety claims. Amounts related to our lease arrangements will be released from restriction periodically over the term of the lease.

The Company maintains cash balances at several major financial institutions in the United States. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2015, approximately 55% of the Company’s cash and cash equivalents, including restricted cash and other short-term depository accounts, were with any one institution. The uninsured balances of the Company’s unrestricted cash and cash equivalents, restricted cash and other short-term depository accounts aggregated $2.9 million as of December 31, 2015.

Marketable Securities – Available-for-Sale. Marketable securities are stated at fair value in accordance with the relevant accounting guidance. The Company determines the fair value of its marketable securities based on pricing from our third party service provider and market prices from industry-standard independent data providers. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs) or pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs), such as yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. To the extent observable inputs are not available, as is the case with the Company's mortgage securities – available-for-sale, the Company estimates fair value using significant unobservable inputs (Level 3 inputs). The methods and processes used to estimate the fair value of the Company's mortgage securities are discussed further below.

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

Earnings Per Share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is calculated assuming all options, nonvested shares and performance-based awards of the Company's common stock have been exercised, unless the exercise would be antidilutive. See Note 9 to the consolidated financial statements for additional details on earnings per share calculation.

Leases. The Company categorizes leases as either operating or capital at the inception of the lease. Certain of the Company's lease agreements provide for scheduled rent increases during the lease term, rent holidays, or other incentives. Rent expense is recognized on a straight-line basis over the term of the lease from the time at which the Company takes possession of the property without regard to deferred payment terms, such as rent holidays. Additionally, incentives received are treated as a reduction of costs over the term of the lease.

Income Taxes. The Company had a gross deferred tax asset of $282.1 million and $269.6 million as of December 31, 2015 and 2014, respectively. In determining the amount of deferred tax assets to recognize in the financial statements, the Company evaluates the likelihood of realizing such benefits in future periods. The income tax guidance requires the recognition of a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. Income tax guidance indicates the more likely than not threshold is a level of likelihood that is more than 50%.

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

New Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, as part of its simplification initiative (i.e., the Board’s effort to reduce the cost and complexity of certain aspects of U.S. GAAP). The ASU requires entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. It thus simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current or noncurrent in a classified balance sheet. Netting of DTAs and DTLs by tax jurisdiction is still required under the new guidance. For public business entities, the ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for all entities. The Company has elected to early adopt this guidance during the fourth quarter of 2015 and has elected to apply the new presentation retrospectively. The impact to the prior period balance sheet as a result of the retrospective application of this guidance was a decrease in both noncurrent assets and current liabilities of approximately $1.0 million. For additional information regarding the Company's deferred tax assets and liabilities, see Note 10 to the consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. This new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” This ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company elected to early adopt this guidance during the fourth quarter of 2015. The adoption of this guidance did not have a significant impact on the Company's financial statements for the years ended December 31, 2015 and 2014.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. Compared with current GAAP, this ASU also requires significantly expanded disclosures about revenue recognition. On July 9, 2015 the FASB voted to defer the effective date of this ASU by one year. Early adoption is permitted. However, entities are not allowed to adopt this ASU before the original effective date (that is, annual periods beginning after December 15, 2016). The Company is evaluating the impact of ASU 2014-09 on its consolidated financial statements and related disclosures. Upon completion of the sale of Corvisa, the Company no longer enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. As such, the Company does not currently expect this guidance to have a significant impact on the Company's financial statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued-operations criteria. The FASB issued this ASU to provide more decision-useful information and to make it more difficult for a disposal transaction to qualify as a discontinued operation. This ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. The Company adopted the provisions of ASU 2014-08 beginning with the sale of Corvisa.

Note 3. Divestitures

Corvisa LLC (Cloud SaaS Segment)

On December 21, 2015, the Company entered into the Purchase Agreement with Corvisa Services and ShoreTel. Subject to the terms and conditions under the Purchase Agreement, ShoreTel agreed to purchase 100% of the membership interests of Corvisa. The transaction closed on January 6, 2016. The aggregate consideration for the transaction included approximately $8.4 million in cash, subject to a potential post-closing working capital adjustment, of which amount approximately $7.0 million was paid at the closing and the following was deposited in escrow: (i) approximately $1.0 million for a period of twelve months to secure certain indemnification obligations of the Company; and (ii) $0.35 million to secure certain obligations of the Company in connection with the post-closing working capital adjustment.

In connection with the transaction, the Company and ShoreTel also agreed to enter into a Transition Services Agreement pursuant to which each of the Company and ShoreTel would provide the other with specified services for a transition period following the closing. The Company does not expect the cash flows associated with these services to be significant to Corvisa, and the Company will have no significant continuing involvement with Corvisa beyond these services.

During the fourth quarter, the Company incurred approximately $0.8 million in severance and related one-time termination benefits associated with this transaction. Approximately $0.1 million of this expense was included in current liabilities of discontinued operations as of December 31, 2015. Also during the fourth quarter, the Company incurred approximately $0.5 million of legal and audit fees related to this transaction. These costs are included in the loss from discontinued operations line item in the consolidated statement of operations.

The Company anticipates an initial gain on the transaction of approximately $0.8 million, which will be reflected in discontinued operations during the first quarter of 2016. As the release of the amounts deposited in escrow is contingent upon future events and circumstances, such as indemnification claims, the Company will treat these amounts as a gain contingency. As such, no post-closing consideration will be recognized in earnings until the amounts have been released to the Company. Also included in discontinued operations during the first quarter of 2016 will be certain transaction-related costs that were contingent upon the closing of the sale. These costs include approximately $0.3 million of earned bonus payments to a Corvisa executive and approximately $1.0 million of advisory fees. In addition, the closing of this transaction triggered the acceleration of approximately $0.1 million in stock-based compensation expense.

At ShoreTel’s request, the Company disposed of Corvisa’s third-party software implementation consulting business in December 2015. The Company sold the assets related exclusively to this business, including but not limited to customer contracts, computer hardware and marketing materials, to Canpango LLC (“Canpango”), which agreed to hire certain employees of the business, to assume Corvisa’s obligations under the customer contracts, and to pay to the Company a portion of the business’s existing accounts receivable collected in the next nine months, less associated collection costs. Canpango is led by a former employee of Corvisa, and certain current and former employees of Corvisa have financial interests in Canpango. The sales price, assets and operations related exclusively to this business were not material to the Company’s financial statements when taken as a whole.

Advent Financial Services LLC (Financial Intermediary Segment)

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

StreetLinks LLC (Appraisal Management Segment)

Prior to 2013, the Company entered into a Membership Interest Purchase Agreement (the "Unit Purchase Agreement") with its Chief Operating Officer, Mr. Steve Haslam, pursuant to which Mr. Haslam sold 1,927 units in StreetLinks to the Company in exchange for a total purchase price of $6.1 million, payable in quarterly installments. At the time of the original transaction, Mr. Haslam's units represented approximately 5% of the outstanding StreetLinks membership units. On April 16, 2014, the Company and Mr. Haslam agreed to terminate the Unit Purchase Agreement. In full satisfaction of the Company's outstanding obligations under the Unit Purchase Agreement, the Company transferred back to Mr. Haslam 1,218 StreetLinks membership units (approximately 3% of StreetLinks), which represents the portion of the membership units attributable to the $3.9 million in unpaid installment payments and $0.2 million in interest remaining under the Unit Purchase Agreement. The termination of the Unit Purchase Agreement and simultaneous transfer of 1,218 StreetLinks membership units to Mr. Haslam reduced the Company's ownership interest to approximately 88% as of April 16, 2014. In accordance with the relevant accounting guidance, the termination of the Unit Purchase Agreement and simultaneous transfer of ownership interests was treated as an equity transaction, increasing additional paid-in capital and StreetLinks' noncontrolling interest by approximately $3.8 million and $0.1 million, respectively, with no corresponding gain or loss recognized in the consolidated statement of operations.

On April 16, 2014, the Company and non-controlling members of StreetLinks (the "Sellers") entered into a purchase and sale agreement with Assurant, pursuant to which Assurant purchased 100% of the outstanding membership units of StreetLinks in exchange for $60.0 million paid in cash at closing and up to $12.0 million in post-closing consideration contingent upon the total revenue of StreetLinks in fiscal years 2015 and 2016. The Company received approximately $53.9 million in cash proceeds at closing, of which $1.0 million was used to make certain earned bonus payments to three StreetLinks executives. Subsequent to closing, the Company received an additional $0.8 million relating to adjustments for working capital. The transaction resulted in a gain of approximately $48.2 million during 2014, which is included in the income (loss) from discontinued operations, net of income taxes line item on the consolidated statement of operations. Also included in the income (loss) from discontinued operations, net of income taxes line for 2014 are approximately $1.8 million of transaction-related expenses, such as legal and consulting fees.

The post-closing consideration provides for payment if (1) the total revenue of StreetLinks is $184 million or more for calendar year 2015, Assurant shall pay to the Sellers an aggregate of $12.0 million; but if not, then (2) if the total revenue of StreetLinks is greater than $167.5 million for the calendar year 2016, Assurant shall pay to Sellers up to an aggregate of $12.0 million, based on a linear scale where full payment of the $12.0 million would occur at total revenue of $184 million. The post-closing consideration will be reduced for certain earned bonus payments to three StreetLinks executives of $2.0 million if the maximum post-closing consideration is earned and otherwise prorated based on the same linear scale. There can be no assurance that the Company will receive any post-closing consideration. Assurant has agreed to act in good faith in conducting the business of StreetLinks and to keep separate records, but generally the Company does not control how Assurant may operate the business of StreetLinks. In accordance with the relevant accounting guidance, the post-closing consideration will be treated as a gain contingency. As such, no post-closing consideration will be recognized in earnings until the contingency is resolved. StreetLinks did not meet the revenue target set for calendar year 2015.

In connection with the sale, the Company and Assurant also entered into a transition services agreement, pursuant to which the Company provided ongoing information technology, human resources management and accounting services to StreetLinks. The cash flows related to these services were not significant to StreetLinks. The Company has had no significant continuing involvement with StreetLinks beyond these services. The agreed-upon professional services were substantially complete as of December 31, 2014. The majority of the professional services fees earned by the Company under the transition services agreement during 2014 were attributed to Corvisa Services and Corvisa and have been included in discontinued operations. The fees remaining in the service fee income – transition services line item on the consolidated statement of operations represent fees earned for accounting services performed under the transition services agreement.

The Company has also executed a Non-Competition, Non-Solicitation and Non-Disclosure Agreement with StreetLinks providing that Novation is prohibited from competing in the real estate appraisal management or valuation services business through April 2018.

Results of Discontinued Operations

For 2015, net income from discontinued operations consists of the net operating income and losses of the disposed entities and any necessary eliminations and income tax expense. For 2014, net income from discontinued operations consists of the net operating income and losses of the disposed entities and any necessary eliminations through the date of sale or disposal, the gain on the sale of StreetLinks and any transaction-related expenses, income tax expense, and the gain on the sale of Advent intellectual property.

The results of the Company's discontinued operations are summarized below (dollars in thousands):

	For the Year Ended December 31,
	2015	2014

Service fee income	$3,254	$42,651

Income from discontinued operations before income taxes	$(25,964)	$34,894
Income tax expense	—	2,049
Income from discontinued operations, net of income taxes	$(25,964)	$32,845

The assets and liabilities of discontinued operations as of December 31, 2015 and 2014 are comprised of the assets and liabilities of Advent and Corvisa. The major classes of assets and liabilities of discontinued operations as of December 31, 2015 and 2014 are detailed below (dollars in thousands).

	December 31, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$352	$2,419
Service fee receivable, net	282	729
Marketable securities, current	—	1,405
Other current assets	1,209	1,012
Total current assets	1,843	5,565
Non-Current Assets
Property and equipment, net of accumulated depreciation	5,708	5,128
Marketable securities, noncurrent	—	1,365
Other assets	707	780
Total non-current assets	6,415	7,273
Total assets	$8,258	$12,838

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$2,159	$2,949
Other current liabilities	311	314
Total current liabilities	2,470	3,263
Non-Current Liabilities
Other liabilities	1,833	1,925
Total non-current liabilities	1,833	1,925
Total liabilities	$4,303	$5,188

Note 4. Marketable Securities

The following table presents certain information on the Company's portfolio of available-for-sale securities as of December 31, 2015 and 2014 (dollars in thousands):

	As of December 31, 2015
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities, current
Corporate notes and bonds	$15,517	$—	$(28)	$15,489
Mortgage securities	525	1,486	—	2,011
Total	16,042	1,486	(28)	17,500

Marketable securities, non-current
Corporate notes and bonds	1,419	—	(22)	1,397
Total	$1,419	$—	$(22)	$1,397

	As of December 31, 2014
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities, current
Corporate notes and bonds	$23,056	$—	$(25)	$23,031
Commercial paper	1,998	—	—	1,998
Mortgage securities	682	2,699	—	3,381
Total	25,736	2,699	(25)	28,410

Marketable securities, non-current
Corporate notes and bonds	13,694	—	(45)	13,649
Agency securities	1,000	—	(2)	998
Total	$14,694	$—	$(47)	$14,647

Prior to 2008, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. As a result of those activities, we acquired mortgage securities that continue to be a source of our earnings and cash flow. As of December 31, 2015 and 2014, these mortgage securities consisted entirely of the Company's investment in the residual securities issued by securitization trusts sponsored by the Company. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds.

There were no other-than-temporary impairments relating to available-for-sale securities for 2015 and 2014. The average remaining maturities of the Company’s short-term and long-term available-for-sale investments as of December 31, 2015 were approximately six and 21 months, respectively. Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments. See Note 8 to the consolidated financial statements for details on the Company's fair value methodology.

The following table relates to the securitizations where the Company retained an interest in the assets issued by the securitization trust (dollars in thousands):

	Size/Principal Outstanding (A)	Assets on Balance Sheet (B)	Liabilities on Balance Sheet	Maximum Exposure to Loss(C)	Year to Date Loss on Sale	Year to Date Cash Flows
December 31, 2015	$3,601,468	$2,011	$—	$2,011	$—	$6,287
December 31, 2014	$4,062,068	$3,381	$—	$3,381	$—	$7,136

(A)	Size/Principal Outstanding reflects the estimated principal of the underlying assets held by the securitization trust.

(B)	Assets on balance sheet are securities issued by the entity and are recorded in the current marketable securities line item of the consolidated balance sheets.

(C)	The maximum exposure to loss includes the assets held by the Company. The maximum exposure to loss assumes a total loss on the referenced assets held by the securitization trust.

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

Maintenance and repairs are charged to expense. Major renewals and improvements are capitalized. Gains and losses on dispositions are credited or charged to earnings as incurred. Depreciation and amortization expense relating to property and equipment was $0.1 million and $0.2 million for 2015 and 2014, respectively.

The following table shows the Company's property and equipment, net as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015	December 31, 2014
Furniture, fixtures and office equipment	$314	$318
Hardware and computer equipment	157	519
Software	547	580
Leasehold improvements	402	402
Total Cost	1,420	1,819
Less: Accumulated depreciation and amortization	(1,062)	(1,315)
Property and equipment, net	$358	$504

Note 6. Borrowings

Senior Notes. The Company has outstanding unsecured senior notes (collectively, the “Senior Notes”) pursuant to three indentures (collectively, the "Indentures") with an aggregate principal balance of $85.9 million. The Senior Notes were created through an exchange of the Company's previously outstanding junior subordinated notes that occurred prior to 2012. This exchange was considered a modification of a debt instrument for accounting purposes, and therefore the Company uses the effective interest method to accrete from the existing balance as of the modification date to $88.4 million and $85.9 million as of December 31, 2015 and 2014, respectively. Under the effective interest method, significant changes in the rate at which a debt instrument accrues interest over its term can result in a recorded balance in excess of the aggregate principal balance of the debt instrument.

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

The Indentures governing the Senior Notes contain certain restrictive covenants (the “Negative Covenants”) subject to certain exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit the Company and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring shares of the Company or its subsidiaries, making payment on debt securities of the Company that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in certain subsidiaries or all or substantially all of the assets of certain subsidiaries unless certain conditions are met. The Negative Covenants remain in effect until both of the following conditions are met: (i) the Senior Notes begin accruing interest at the Full Rate, and (ii) the Company satisfies certain financial covenants (the “Financial Covenants”). Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95% (each such term as defined in the Indentures). As the Senior Notes were not accruing interest at the Full Rate, the Negative Covenants, as defined above, were still in effect as of December 31, 2015 and 2014. Compliance with the Financial Covenants is required only when the Company seeks to take action prohibited by the Negative Covenants that has not been approved by the holders of the Senior Notes.

With respect to the Company's recent divestiture activity, which is discussed further in Note 3 to the consolidated financial statements, the sale of a subsidiary is not prohibited by the Negative Covenants provided that the sale is at fair market value and the proceeds are reinvested in the Company. As such, the Company was in compliance with the Negative Covenants as of December 31, 2015 and 2014.

Note 7. Commitments and Contingencies

Commitments. In September 2014, Steve Haslam, who was then Senior Vice President and Chief Operating Officer of the Company, announced that, in lieu of accepting a new role with the Company and relocating, he was retiring from the Company effective October 1, 2014. Pursuant to the terms of his Employment Agreement dated March 8, 2012, Mr. Haslam elected to terminate his employment for “Good Reason” in connection with the new position and relocation offered to him. In addition to accrued but unpaid salary and other benefits, Mr. Haslam was paid $0.4 million in severance from the date of termination through October 1, 2015. The full amount of Mr. Haslam's severance was charged to income from continuing operations during the third quarter of 2014 in accordance with the relevant accounting guidance. As of December 31, 2014, the remaining severance obligation of approximately $0.3 million was included in accounts payable and accrued expenses. There was no such accrual as of December 31, 2015, as the obligation had been paid in its entirety.

The Company leases office space under various operating lease agreements, most of which contain renewal options and include escalating rents over the lease term. Rent expense for 2015 and 2014 aggregated $0.3 million and $1.1 million, respectively. The decrease in rent expense from 2014 to 2015 is due primarily to the abandonment of an operating lease during the fourth quarter of 2014. At December 31, 2015, future minimum lease commitments under those leases for the next five years are as follows (dollars in thousands):

Lease
Obligations
2015	$700
2016	722
2017	478
2018	187
2019	—
$2,087

Contingencies. Prior to 2008, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. The Company has received indemnification and loan repurchase demands with respect to alleged violations of representations and warranties (“defects”) and with respect to other alleged misrepresentations and contractual commitments made in loan sale and securitization agreements. These demands have been received substantially beginning in 2006 and have continued into recent years. Prior to the Company ceasing the origination of loans in its mortgage lending business, it sold loans to securitization trusts and other third parties and agreed to repurchase loans with material defects and to otherwise indemnify parties to these transactions. Beginning in 1997 and ending in 2007, affiliates of the Company sold loans to securitization trusts and third parties with the potential of such obligations. The aggregate original principal balance of these loans was $43.1 billion at the time of sale or securitization. The remaining principal balance of these loans is not available as these loans are serviced by third parties and may have been refinanced, sold or liquidated. Claims to repurchase loans or to indemnify under securitization documents have not been acknowledged as valid by the Company. In some cases, claims were made against affiliates of the Company that have ceased operations and have no or limited assets. The Company has not repurchased any loans or made any such indemnification payments since 2010.

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

The following tables present for each of the fair value hierarchy levels, the Company's assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2015 and 2014 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$1,674	$1,674	$—	$—
Money market funds	1,152	1,152	—	—
Marketable securities, current:
Corporate notes and bonds	15,489	—	15,489	—
Mortgage securities	2,011	—	—	2,011
Marketable securities, non-current:
Corporate notes and bonds	1,397	—	1,397	—
Total	$21,723	$2,826	$16,886	$2,011

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$2,354	$2,354	$—	$—
Money market funds	881	881	—	—
Marketable securities, current:
Corporate notes and bonds	23,031	—	23,031	—
Commercial paper	1,998	—	1,998	—
Mortgage securities	3,381	—	—	3,381
Marketable securities, non-current:
Corporate notes and bonds	13,649	—	13,649	—
Agency securities	998	—	998	—
Total	$46,292	$3,235	$39,676	$3,381

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

Mortgage securities - available-for-sale. As discussed above and in Note 4 to the consolidated financial statements, the Company's mortgage securities – available-for-sale, are measured at fair value. These securities are valued at each reporting date using significant unobservable inputs (Level 3) by discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment.

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

The following table provides a reconciliation of the beginning and ending balances for the Company's mortgage securities – available-for-sale which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for 2015 and 2014 (dollars in thousands):

	For the Year Ended December 31,
	2015	2014
Balance, beginning of period	$3,381	$3,728
Increases (decreases) to mortgage securities – available-for-sale:
Accretion of income (A)	528	713
Proceeds from paydowns of securities (A)	(685)	(656)
Mark-to-market value adjustment	(1,213)	(404)
Net increases (decreases) to mortgage securities – available-for-sale	(1,370)	(347)
Balance, end of period	$2,011	$3,381

(A)	Cash received on mortgage securities with no cost basis was $5.6 million and $6.5 million for 2015 and 2014, respectively.

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

The estimated fair values of the Company's financial instruments are as follows as of December 31, 2015 and 2014 (dollars in thousands):

	As of December 31, 2015		As of December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Restricted cash	$598	$435	$597	$450
Marketable securities	18,897	18,897	43,057	43,057
Financial liabilities:
Senior notes	$88,385	$18,331	$85,937	$15,189

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

Note 9. Earnings Per Share

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options and nonvested shares. The computations of basic and diluted earnings per share for 2015 and 2014 (dollars in thousands, except share and per share amounts) are as follows:

	For the Year Ended December 31,
	2015	2014
Numerator:
Net loss from continuing operations	$(2,765)	$(1,906)
(Loss) Income from discontinued operations	(25,964)	32,845
Net (loss) income	$(28,729)	$30,939

Denominator:
Weighted average common shares outstanding – basic	91,138,068	90,926,211

Weighted average common shares outstanding – diluted:
Weighted average common shares outstanding – basic	91,138,068	90,926,211
Stock options	—	—
Nonvested shares	—	—
Weighted average common shares outstanding – diluted	91,138,068	90,926,211

Basic earnings per share:
Net loss from continuing operations	$(0.03)	$(0.02)
(Loss) Income from discontinued operations	(0.29)	0.36
Net (loss) income	$(0.32)	$0.34

Diluted earnings per share:
Net loss from continuing operations	$(0.03)	$(0.02)
(Loss) Income from discontinued operations	(0.29)	0.36
Net (loss) income	$(0.32)	$0.34

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

	For the Year Ended December 31,
	2015	2014
Number of stock options	10,549	9,859
Weighted average exercise price of stock options	$0.62	$0.66

During 2015, the Company granted approximately 1.4 million options to purchase shares of common stock at a weighted average exercise price of $0.51. The weighted average impact of approximately 0.7 million of the options granted during 2015 is included in the table above for 2015.

During 2014, the Company granted 3.7 million options to purchase shares of common stock at a weighted average exercise price of $0.51. The weighted average impact of approximately 1.6 million of the options granted during 2014 is included in the table above for 2014.

During 2015 the Company granted approximately 1.3 million nonvested shares to its non-employee directors. These shares vest one year from the date of grant. The weighted average impact of approximately 0.5 million of the nonvested shares granted during the current year were not included in the calculation of earnings per share for 2015, because they were anti-dilutive.

As of December 31, 2015 and 2014, respectively, the Company had approximately 1.4 million and 0.5 million nonvested shares outstanding. While the nonvested shares granted during 2015 vest one year from the date of grant, the nonvested shares granted in prior years vest ratably over their original term of six years. The weighted average impact of approximately 0.8 million and 0.6 million nonvested shares were not included in the calculation of earnings per share for 2015 and 2014, respectively, because they were anti-dilutive.

Note 10. Income Taxes

The Income tax benefit from both continuing and discontinued operations was not material during the 2015. This is due primarily to continued losses from operations and the full valuation allowance against the Company's deferred tax assets, which is discussed further below. During 2014, the Company recorded an income tax benefit from continuing operations of approximately $1.7 million. The majority of this benefit relates to operating losses from continuing operations and the utilization of a portion of the Company's deferred tax assets to offset the income tax expense from discontinued operations. For 2014, the income tax expense from discontinued operations totaled approximately $2.0 million, arising primarily from the gain on the sale of StreetLinks, offset by the operating losses of Corvisa. The components of income tax benefit from continuing operations for 2015 and 2014 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2015	2014
Current:
Federal	$(13)	$(227)
State and local	(15)	3
Total current	(28)	(224)

Deferred:
Federal	—	(1,306)
State and local	—	(192)
Total deferred	—	(1,498)
Total income tax benefit	$(28)	$(1,722)

A reconciliation of the expected federal income tax expense using the federal statutory tax rate of 35% to the Company’s actual income tax benefit and resulting effective tax rate for 2015 and 2014 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2015	2014
Income tax at statutory rate	$(977)	$(1,270)
State income taxes, net of federal tax benefit	(96)	(226)
Valuation allowance	2,519	(2,740)
Change in state tax rate	—	(85)
State tax credits	488	—
Adjustment to deferred tax asset	(1,965)	162
Expiration of loss carryforward	—	3,007
Uncertain tax positions	(87)	(504)
Other	90	(66)
Total income tax benefit	$(28)	$(1,722)

Prior to 2014, the Company concluded that it was no longer more likely than not that it would realize a portion of its deferred tax assets. As such, the Company maintained a full valuation allowance against its deferred tax assets as of both December 31, 2015 and 2014.

The Company's determination of the realizable deferred tax assets requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods. As of December 31, 2015 and 2014, the Company maintained a valuation allowance of $281.5 million and $268.6 million, respectively, for its deferred tax assets. During 2015, there was an increase in the valuation allowance of approximately $12.9 million, of which $2.5 million was attributable to continuing operations, while $10.4 million was attributable to discontinued operations.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2015 and 2014 were as follows (dollars in thousands):

	December 31, 2015	December 31, 2014
Deferred tax assets:
Basis difference – investments	$18,043	$20,049
Federal net operating loss carryforwards	239,003	227,519
State net operating loss carryforwards	20,168	16,922
Other	4,882	5,102
Gross deferred tax asset	282,096	269,592
Valuation allowance	(281,548)	(268,592)
Deferred tax asset	548	1,000
Deferred tax liabilities:
Other	548	1,000
Deferred tax liability	548	1,000
Net deferred tax asset	$—	$—

As of December 31, 2015, the Company had a federal net operating loss of approximately $682.9 million. The federal net operating loss may be carried forward to offset future taxable income, subject to applicable provisions of the Internal Revenue Code (the "Code"). If not used, this net operating loss will expire in years 2025 through 2035. The Company has state net operating loss carryovers arising from both combined and separate filings from as early as 2004. The state net operating loss carryovers may expire as early as 2017 and as late as 2035.

The activity in the accrued liability for unrecognized tax benefits for the years ended December 31, 2015 and 2014 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2015	2014
Beginning balance	$475	$731
Gross increases – tax positions in current period	19	300
Lapse of statute of limitations	(126)	(556)
Ending balance	$368	$475

As of December 31, 2015 and 2014, the total gross amount of unrecognized tax benefits was $0.4 million and $0.5 million, respectively, which also represents the total amount of unrecognized tax benefits that would impact the effective tax rate. The Company anticipates a reduction of unrecognized tax benefits of less than $0.1 million due the lapse of statute of limitations in the next twelve months. The Company does not expect any other significant change in the liability for unrecognized tax benefits in the next twelve months.

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. The benefit for interest and penalties recorded in income tax expense was not significant for 2015 and 2014. There were accrued interest and penalties of less than $0.1 million as of both December 31, 2015 and 2014.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. Tax years 2011 to 2015 remain open to examination for both U.S. federal income tax and major state tax jurisdictions.

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

The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(d)) as of the end of the period covered by this report and, based on such evaluation, concluded that the Company's disclosure controls and procedures were effective as of such date.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. This internal control system has been designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of the Company’s published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2015 based on the framework set forth in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation and its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is included under the captions “Corporate Governance and Related Matters,” “Director Compensation for 2015,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Proposal 1 - Election of Directors,” in our Proxy Statement, filed or to be filed in connection with our 2016 Annual Meeting of Stockholders (our “2016 Proxy Statement”), which information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 is included under the caption “Executive Compensation” in our 2016 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is included under the captions “Beneficial Ownership,” and “Equity Compensation Plan Information,” in our 2016 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is included under the captions “Related Party Transactions,” and “Corporate Governance and Related Matters - Director Independence,” in our 2016 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is included under the captions “Proposal 2 - Ratification of the Selection of the Independent Registered Public Accounting Firm,” and “Audit Committee Report” in our 2016 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statements Schedules

Financial Statements and Schedules

(1)	The financial statements as set forth under Item 8 of this report on Form 10-K are included herein.

(2)	The required financial statement schedules are omitted because the information is disclosed elsewhere herein.

Exhibits

We describe the exhibits filed as part of, or incorporated by reference into, this 2015 Form 10-K in the attached Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description of Document
2.1
Membership Interest Purchase Agreement, dated as of December 21, 2015, by and among Novation Companies, Inc., Corvisa Services LLC and ShoreTel, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on December 21, 2015).

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 7, 2015).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 6, 2015).
3.3	Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2.1 to the Current Report on Form 8-K filed on March 16, 2009).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Quarterly Report Form 10-Q filed on August 5, 2005).
4.2	Registration Rights Agreement, dated March 15, 2011, between the Company and W. Lance Anderson (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 21, 2011).
4.3
Registration Rights Agreement, dated June 23, 2011, among NovaStar Financial, Inc., Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC, JCP Partners IV LLC and Massachusetts Mutual Life Insurance Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 29, 2011).

4.4
Rights Agreement, dated as of September 15, 2011, by and between NovaStar Financial, Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 21, 2011).

4.5
First Amendment to Rights Agreement, dated June 20, 2014, by and between the Company and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to Form 8-A/A filed on June 20, 2014).

4.6
Second Amendment to Rights Agreement, dated August 24, 2015, by and between the Company and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to the Form 8-A12G filed on August 28, 2015).

4.7
Series 1 Senior Notes Indenture, dated as of March 22, 2011, by and among NovaStar Financial, Inc. and The Bank Of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed under Form 425 on March 22, 2011).

4.8
Series 2 Senior Notes Indenture, dated as of March 22, 2011, by and among NovaStar Financial, Inc. and The Bank Of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed under Form 425 on March 22, 2011).

4.9
Series 3 Senior Notes Indenture, dated as of March 22, 2011, by and among NovaStar Financial, Inc. and The Bank Of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed under Form 425 on March 22, 2011).

10.1
Employment Agreement, dated as of January 7, 2008, by and between NovaStar Financial, Inc. and Rodney E. Schwatken (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on January 10, 2008).*

10.2
Employee Non-Qualified Stock Option Agreement, between the Company and Rodney Schwatken, dated August 18, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 20, 2015).*

10.3
Form of Indemnification Agreement for Officers and Directors of NovaStar Financial, Inc. and its Subsidiaries (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 16, 2005).*

10.4	Novation Companies, Inc. 2015 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report Form 10-Q filed on August 7, 2015).*
10.5
Amended and Restated Employee Non-Qualified Stock Option Agreement, dated as of March 2, 2015, by and between Novation Companies, Inc. and Rodney E. Schwatken (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 3, 2015).*

10.6	Amended and Restated 2004 Incentive Stock Plan (as amended May 29, 2014) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 30, 2014).*

10.7	First Amendment to the Company's Amended and Restated 2004 Incentive Stock Plan (incorporated by reference to Appendix A to Form DEF 14A filed on April 25, 2014).*
10.8	Form of Stock Option Agreement under NovaStar Financial, Inc. 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.25.1 to the Current Report on Form 8-K filed on February 4, 2005).*
10.9
Form of Restricted Stock Award for Non-Employee Directors under the Novation Companies, Inc. 2015 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report Form 10-Q filed on August 7, 2015).*

10.10
Form of Option Award for Key Executives under the Novation Companies, Inc. 2015 Incentive Stock Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report Form 10-Q filed on August 7, 2015).*

10.11
Form of Option Award for Corvisa Employees under the Novation Companies, Inc. 2015 Incentive Stock Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report Form 10-Q filed on August 7, 2015).*

10.12
Form of Restricted Stock Award Agreement under NovaStar Financial, Inc. 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.25.2 to the Current Report on Form 8-K filed on February 4, 2005).*

10.13
Second Amended and Restated Stock Option Agreement, dated August 14, 2015, between the Company and W. Lance Anderson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 14, 2015).*

10.14	2011 Compensation Plan for Independent Directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 15, 2011).*
10.15
Employment Agreement, dated as of March 2, 2012, by and between NovaStar Financial, Inc. and Matthew Lautz (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 9, 2012).*

10.16
Second Amended and Restated Employee Non-Qualified Stock Option Agreement, by and between Novation Companies, Inc. and Matthew Lautz (incorporated by reference to Exhibit 10.15 to the Form 10-K/A filed on April 30, 2015).*

10.17
Employee Non-Qualified Stock Option Agreement, between the Company and Matthew Lautz, dated August 18, 2015 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 20, 2015).*

10.18
Employment Agreement, dated as of March 1, 2012, by and between NovaStar Financial, Inc. and Brett Monger (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on March 9, 2012).*

10.19
Employee Non-Qualified Stock Option Agreement, dated March 8, 2012, by and between NovaStar Financial, Inc. and Brett Monger (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on March 9, 2012).*

10.20
Amended and Restated Restricted Stock Award Agreement to Non-Employee Director, by and between the Company and Gregory T. Barmore, dated March 2, 2015 (incorporated by reference to Exhibit 10.19 to the Form 10-K/A filed on April 30, 2015).*

10.21
Amended and Restated Restricted Stock Award Agreement to Non-Employee Director, by and between the Company and Art. N. Burtscher, dated March 2, 2015 (incorporated by reference to Exhibit 10.20 to the Form 10-K/A filed on April 30, 2015).*

10.22
Amended and Restated Restricted Stock Award Agreement to Non-Employee Director, by and between the Company and Edward W. Mehrer, dated March 2, 2015 (incorporated by reference to Exhibit 10.21 to the Form 10-K/A filed on April 30, 2015).*

10.23
Amended and Restated Restricted Stock Award Agreement to Non-Employee Director, by and between the Company and Howard M. Amster, dated March 2, 2015 (incorporated by reference to Exhibit 10.22 to the Form 10-K/A filed on April 30, 2015).*

10.24
Amended and Restated Restricted Stock Award Agreement to Non-Employee Director, by and between the Company and Barry A. Igdaloff, dated March 2, 2015 (incorporated by reference to Exhibit 10.23 to the Form 10-K/A filed on April 30, 2015).*

10.25
Form of Employee Non-Qualified Stock Option Agreement under the Company's Amended and Restated 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-Q filed on August 7, 2014).*

10.26	Transaction Bonus and Release Agreement, dated December 20, 2015, by and between the Company and Matthew Lautz.*
10.27
Agreement, by and among Novation Companies, Inc. a Maryland corporation, Lone Star Value Investors, LP, Lone Star Value Investors GP, LLC, Lone Star Value Management, LLC and Jeffrey E. Eberwein, dated April 22, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 27, 2015).

21.1	Subsidiaries of the Registrant.
23.1	Consent of Grant Thornton LLP.
31.1	Chief Executive Officer and Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Novation Companies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015 and 2014, (iv) Consolidated Statements of Shareholders' Deficit for the years ended December 31, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVATION COMPANIES, INC.

DATE:	February 16, 2016	/s/ RODNEY E. SCHWATKEN
Rodney E. Schwatken, Chief Executive Officer and
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

DATE:	February 16, 2016	/s/ RODNEY E. SCHWATKEN
Rodney E. Schwatken, Chief Executive Officer and
Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

DATE:	February 16, 2016	/s/ BRETT A. MONGER
Brett A. Monger, Vice President,
Controller and Chief Accounting Officer
(Principal Accounting Officer)

DATE:	February 16, 2016	/s/ HOWARD M. AMSTER
Howard M. Amster, Director

DATE:	February 16, 2016	/s/ ART N. BURTSCHER
Art N. Burtscher, Director

DATE:	February 16, 2016	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein, Director

DATE:	February 16, 2016	/s/ CHARLES M. GILLMAN
Charles M. Gillman, Director

DATE:	February 16, 2016	/s/ BARRY A. IGDALOFF
Barry A. Igdaloff, Director

DATE:	February 16, 2016	/s/ ROBERT G. PEARSE
Robert G. Pearse, Director