Form 10-Q
period 2016-03-31
NOVATION COMPANIES, INC.
filed 2016-05-13
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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
Yes ☐ No ☒

The number of shares of the Registrant's Common Stock outstanding on May 11, 2016 was 92,844,907.

NOVATION COMPANIES, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2016

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2016 (unaudited)	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$4,405	$2,826
Marketable securities, current	23,729	17,500
Other current assets	1,372	1,119
Current assets of discontinued operations	460	1,843
Total current assets	29,966	23,288
Non-Current Assets
Marketable securities, non-current	812	1,397
Property and equipment, net of accumulated depreciation	322	358
Other assets	112	481
Non-current assets of discontinued operations	—	6,415
Total non-current assets	1,246	8,651
Total assets	$31,212	$31,939
Liabilities and Shareholders' Deficit
Liabilities:
Current Liabilities
Senior notes	$88,367	$—
Accounts payable and accrued expenses	1,820	1,453
Current liabilities of discontinued operations	451	2,470
Total current liabilities	90,638	3,923
Non-Current Liabilities
Senior notes	—	88,385
Other liabilities	395	391
Non-current liabilities of discontinued operations	1,797	1,833
Total non-current liabilities	2,192	90,609
Total liabilities	92,830	94,532

Commitments and contingencies (Note 7)

Shareholders' deficit:
Capital stock, $0.01 par value per share, 120,000,000 shares authorized:
Common stock, 92,844,907 and 92,748,753 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	928	928
Additional paid-in capital	744,716	744,575
Accumulated deficit	(810,923)	(809,532)
Accumulated other comprehensive income	3,661	1,436
Total shareholders' deficit	(61,618)	(62,593)
Total liabilities and shareholders' deficit	$31,212	$31,939

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2016	2015
Income and Revenues:
Interest income – mortgage securities	$1,060	$1,556
Total	1,060	1,556

General and administrative expenses	1,808	1,849
Total	1,808	1,849

Other income	303	10
Interest expense	(876)	(885)

Loss from continuing operations before income taxes	(1,321)	(1,168)
Income tax expense, continuing operations	5	90
Net loss from continuing operations	(1,326)	(1,258)
Loss from discontinued operations, net of income taxes	(65)	(5,713)
Net loss	$(1,391)	$(6,971)

Earnings Per Share attributable to Novation:
Basic	$(0.02)	$(0.08)
Diluted	$(0.02)	$(0.08)
Weighted average basic shares outstanding	91,758,041	91,024,747
Weighted average diluted shares outstanding	91,758,041	91,024,747

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands)

	For the Three Months Ended March 31,
	2016	2015
Net loss	$(1,391)	$(6,971)
Other comprehensive income (loss):
Change in unrealized gain on marketable securities – available-for-sale	2,225	(77)
Total comprehensive income (loss)	$834	$(7,048)

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(unaudited; in thousands)

	Total Novation Shareholders’ Deficit
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Deficit
Balance, December 31, 2015	$928	$744,575	$(809,532)	$1,436	$(62,593)
Compensation recognized under stock compensation plans	—	141	—	—	141
Net loss	—	—	(1,391)	—	(1,391)
Other comprehensive income	—	—	—	2,225	2,225
Balance, March 31, 2016	$928	$744,716	$(810,923)	$3,661	$(61,618)

	Total Novation Shareholders’ Deficit
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Deficit
Balance, December 31, 2014	$915	$743,919	$(780,803)	$2,619	$(33,350)
Compensation recognized under stock compensation plans	—	147	—	—	147
Net loss	—	—	(6,971)	—	(6,971)
Other comprehensive loss	—	—	—	(77)	(77)
Balance, March 31, 2015	$915	$744,066	$(787,774)	$2,542	$(40,251)

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,391)	$(6,971)
Net loss from discontinued operations	(65)	(5,713)
Net loss from continuing operations	(1,326)	(1,258)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of marketable securities	(76)	(30)
Amortization of deferred debt issuance costs and senior debt discount	(18)	708
Loss on disposal of fixed assets, net	2	—
Realized loss on sale of marketable securities	(4)	—
Compensation recognized under stock compensation plans	116	147
Depreciation and amortization expense	34	39
Changes in:
Due from discontinued operations	(19)	(101)
Other current assets and liabilities, net	(261)	(499)
Other noncurrent assets and liabilities, net	5	23
Accounts payable and accrued expenses	119	(326)
Net cash used in operating activities of continuing operations	(1,428)	(1,297)
Net cash used in operating activities of discontinued operations	(1,653)	(5,204)
Net cash used in operating activities	(3,081)	(6,501)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	9,334	7,977
Proceeds from paydowns of notes receivable	3	—
Proceeds from sale of subsidiary, net	7,642	—
Purchases of available-for-sale securities	(12,672)	—
Proceeds from restricted cash	368	—
Net cash provided by investing activities of continuing operations	4,675	7,977
Net cash used in investing activities of discontinued operations	(159)	(2,046)
Net cash provided by investing activities	4,516	5,931

Cash flows from financing activities:
Cash payments for contributions of capital to discontinued operations	(205)	(6,995)
Net cash used in financing activities of continuing operations	(205)	(6,995)
Net cash provided by financing activities of discontinued operations	205	6,950
Net cash used in financing activities	—	(45)

Cash and cash equivalents, including discontinued operations:
Net increase (decrease)	$1,435	$(615)
Beginning of period	3,178	5,654
End of period	$4,613	$5,039

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Three Months Ended March 31,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$218
Cash received (paid for) from income taxes, net	5	(708)
Cash received on mortgage securities – available-for-sale with no cost basis	962	1,419

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the period ended March 31, 2016 (Unaudited)

Note 1. Financial Statement Presentation

Description of Operations – Novation Companies, Inc. (the “Company” or “Novation” or “we” or “us”) is in the process of implementing its strategy of seeking to acquire operating businesses or making other investments that generate taxable earnings. As of the date of the financial statements included in this report, the Company has not yet identified any specific acquisition targets.

Prior to 2016, Novation owned 100% of Corvisa LLC ("Corvisa"). On December 21, 2015, the Company entered into a Membership Interest Purchase Agreement (the "Purchase Agreement") with Corvisa Services LLC ("Corvisa Services"), a wholly owned subsidiary of the Company, and ShoreTel, Inc. ("ShoreTel"). Subject to the terms and conditions under the Purchase Agreement, ShoreTel agreed to purchase all of the membership interests of Corvisa. This transaction closed on January 6, 2016. The operations of Corvisa have been classified as discontinued operations for all periods presented. Prior to 2015, the Company disposed of its ownership interests in StreetLinks LLC ("StreetLinks"), a national residential appraisal and mortgage real estate valuation management services company. Also prior to 2015, the Company sold certain assets and conducted an orderly wind-down of Advent Financial Services LLC ("Advent"), a financial settlement services provider for professional tax preparers nationwide. See Note 3 to the condensed consolidated financial statements for additional information regarding the Company's divestiture activity.

Prior to 2008, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. As a result of those activities, the Company holds mortgage securities that continue to be a source of its earnings and cash flow. See Note 4 and Note 8 to the condensed consolidated financial statements for additional information regarding these securities and the valuation thereof. Also as a result of those activities, the Company may, from time to time, receive indemnification and loan repurchase demands related to past sales of loans to securitization trusts and other third parties. See Note 7 to the condensed consolidated financial statements for additional information regarding these demands.

Liquidity and Going Concern – As of March 31, 2016, the Company had approximately $4.4 million in unrestricted cash and cash equivalents and $0.2 million of restricted cash, portions of which are included in the other current assets and other assets line items on the condensed consolidated balance sheet. In addition, the Company held approximately $24.5 million in marketable securities, which consist of $8.8 million in corporate notes and bonds with a weighted average remaining maturity of 19 months as of March 31, 2016, $13.6 million of equity securities and $2.2 million in mortgage securities. The Company's marketable securities are classified as available-for-sale as of March 31, 2016 and are included in the current and non-current marketable securities line items on the condensed consolidated balance sheet as of March 31, 2016. For additional information regarding the Company's marketable securities, see the condensed consolidated statements of cash flow and Note 4 to the condensed consolidated financial statements. The Company's ongoing contractual obligations consist primarily of its Senior Notes, which are detailed further in Note 6 to the condensed consolidated financial statements, and commitments under operating lease agreements for the Company's office space.

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 6, the Company did not make the quarterly interest payments due on March 30, 2016, totaling $0.9 million, as required under the Company's three series of Senior Notes and three related Indentures (each as defined in Note 6). These interest payments were not made within 30 days after they became due and payable, and remain unpaid, such non-payment constituting events of default under the Indentures. The trustee under any Indenture or the holders of not less than 25% of the aggregate principal amount of the outstanding Senior Notes issued pursuant to such Indenture, by notice in writing to the Company (and to the trustee if given by the holders), may declare the principal amount of all of the Senior Notes issued under such Indenture to be due and payable immediately. On May 9, 2016, the Company received a notice of acceleration with respect to the Series 1 Senior Notes and the Series 2 Senior Notes (the "Accelerated Notes") declaring all principal and unpaid interest immediately due and payable. As of May 11, 2016, the outstanding principal under each of the Series 1 Senior Notes and the Series 2 Senior Notes was $27.5 million, and the unpaid interest was $0.4 million for each. The Company's available cash and other liquid assets are not sufficient to meet the demands of the holders of the Accelerated Notes, or the demands of the holders of the Series 3 Senior Notes should they be accelerated. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management will actively pursue negotiation with the holders to modify or restructure the Senior Notes. However, there can be no assurance that negotiations will be successful.

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

The Company's condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements. The Company's condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the "2015 Form 10-K").

Note 2. New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-02 Leases, a new standard on accounting for leases. ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized). Furthermore, this ASU addresses other concerns related to the current leases model. For example, this ASU eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. The standard also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. The new model represents a wholesale change to lease accounting. As a result, entities will face significant implementation challenges during the transition period and beyond, such as those related to:

•	Applying judgment and estimating.

•	Managing the complexities of data collection, storage, and maintenance.

•	Enhancing information technology systems to ensure their ability to perform the calculations necessary for compliance with reporting requirements.

•	Refining internal controls and other business processes related to leases.

•	Determining whether debt covenants are likely to be affected and, if so, working with lenders to avoid violations; and

•	Addressing any income tax implications.

For the Company, the new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management has not yet determined if this guidance will have a significant impact on its financial statements.

On January 5, 2016, the FASB issued ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. This ASU also amends certain disclosure requirements associated with the fair value of financial instruments. For Novation, the new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Management has not yet determined if this guidance will have a significant impact on its financial statements.

In January 2015, the FASB issued ASU 2015-1, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under this ASU, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. This ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Entities may apply the guidance prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption. The Company does not expect this guidance to have a significant impact on the Company’s financial statements.

Note 3. Divestitures

Corvisa LLC (Cloud SaaS Segment)

On December 21, 2015, the Company entered into the Purchase Agreement with ShoreTel. Subject to the terms and conditions under the Purchase Agreement, ShoreTel agreed to purchase 100% of the membership interests of Corvisa from Corvisa Services, a wholly-owned subsidiary of the Company. The transaction closed on January 6, 2016. The aggregate consideration for the transaction was $8.4 million in cash, subject to a potential post-closing working capital adjustment, of which amount $7.0 million was paid at the closing and the following was deposited in escrow: (i) $1.0 million for a period of twelve months to secure certain indemnification obligations of the Company; and (ii) $0.35 million to secure certain obligations of the Company in connection with the post-closing working capital adjustment.

In connection with the transaction, the Company and ShoreTel also entered into a transition services agreement pursuant to which each of the Company and ShoreTel would provide the other with specified services for a transition period following the closing. Cash flows associated with these services are not significant. Other than finalizing the post-closing conditions as provided above, the Company will have no significant continuing involvement with Corvisa beyond the transition services.

During 2015, the Company incurred approximately $0.8 million in severance and related one-time termination benefits associated with this transaction. Approximately $0.1 million of this expense was included in current liabilities of discontinued operations at December 31, 2015. Also during 2015, the Company incurred $0.5 million of legal and audit fees related to this transaction. Due to the timing of the sale, no portion of these costs is reflected in the net loss from discontinued operations for the three months ended March 31, 2015.

The Company recognized a gain on the transaction of $1.4 million during the first quarter of 2016, which is reflected in the loss from discontinued operations. The gain amount includes $0.7 million related to the post-closing working capital adjustment, which includes the release of the $0.35 million held in escrow and $0.3 million for the working capital adjustment, as calculated in accordance with the terms of the Purchase Agreement. Also included in discontinued operations during the first quarter of 2016 are transaction-related costs that were contingent upon the closing of the sale. These costs include approximately $0.3 million of earned bonus payments to a Corvisa executive, $1.0 million of advisory fees and $0.1 million of other transaction-related costs.

At ShoreTel’s request, the Company disposed of Corvisa’s third-party software implementation consulting business in December 2015. The Company sold the assets related exclusively to this business, including but not limited to customer contracts, computer hardware and marketing materials, to Canpango LLC (“Canpango”), which agreed to hire certain employees of the business, to assume Corvisa’s obligations under the customer contracts, and to pay to the Company a portion of the business’s existing accounts receivable collected in the next nine months, less associated collection costs. Canpango is led by a former employee of Corvisa, and certain current and former employees of Corvisa have financial interests in Canpango. The sales price, assets and operations related exclusively to this business were not material to the Company’s financial statements.

Prior to 2015, the Company disposed of its ownership interests in StreetLinks. Also prior to 2015, the Company sold certain assets and conducted an orderly wind-down of Advent.

Results of Discontinued Operations

For the three months ended March 31, 2015, net loss from discontinued operations consists primarily of the net operating losses of Corvisa LLC and any necessary eliminations and income tax expense. For the three months ended March 31, 2016 the net loss from discontinued operations consists of the gain on the sale of Corvisa, offset by certain transaction-related costs.

The results of the Company's discontinued operations are summarized below (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Service fee income	$—	$789

Income (loss) from discontinued operations before income taxes	$(65)	$(5,713)
Income tax expense (benefit)	—	—
Income (loss) from discontinued operations, net of income taxes	$(65)	$(5,713)

The assets and liabilities of discontinued operations at March 31, 2016 relate entirely to Advent. At March 31, 2016, the current liabilities of discontinued operations were comprised of unclaimed funds and fees withheld from Advent's business partners for various violations of Advent's compliance program. Unclaimed funds will be escheated to the applicable state in accordance with unclaimed property laws. Obligations relating to fees withheld from business partners will be resolved when claims are received or when the statute of limitations for the related contractual obligation expires. Noncurrent liabilities of discontinued operations consist of fees withheld from business partners for various violations of Advent's compliance program. The classification of these fees held as current versus noncurrent is dependent on the nature of the compliance violation and the tax year during which the violation occurred. The assets and liabilities of discontinued operations at December 31, 2015 also include the assets and liabilities of Corvisa.

The major classes of assets and liabilities of discontinued operations at March 31, 2016 and December 31, 2015 are detailed below (dollars in thousands).

	March 31, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$208	$352
Service fee receivable, net	—	282
Other current assets	252	1,209
Total current assets	$460	$1,843
Non-Current Assets
Property and equipment, net of accumulated depreciation	—	5,708
Other assets	—	707
Total non-current assets	—	6,415
Total assets	$460	$8,258

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$451	$2,159
Other current liabilities	—	311
Total current liabilities	451	2,470
Non-Current Liabilities
Other liabilities	1,797	1,833
Total non-current liabilities	1,797	1,833
Total liabilities	$2,248	$4,303

Note 4. Marketable Securities

The following table presents certain information on the Company's portfolio of available-for-sale securities at March 31, 2016 and December 31, 2015 (in thousands):

	As of March 31, 2016
		Gross Unrealized
Description of Securities	Amortized Cost	Gains	Losses	Estimated Fair Value
Marketable securities, current
Corporate notes and bonds	$7,927	$50	$(1)	$7,976
Equity securities	11,815	2,019	(259)	13,575
Mortgage securities	478	1,743	(43)	2,178
Total	20,220	3,812	(303)	23,729

Marketable securities, non-current
Corporate notes and bonds	610	322	(120)	812
Total	$610	$322	$(120)	$812

	As of December 31, 2015
		Gross Unrealized
Description of Securities	Amortized Cost	Gains	Losses	Estimated Fair Value
Marketable securities, current
Corporate notes and bonds	$15,517	$—	$(28)	$15,489
Mortgage securities	525	1,486	—	2,011
Total	16,042	1,486	(28)	17,500

Marketable securities, non-current
Corporate notes and bonds	1,419	—	(22)	1,397
Total	$1,419	$—	$(22)	$1,397

Prior to 2008, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. As a result of those activities, the Company holds mortgage securities that continue to be a source of its earnings and cash flow. As of March 31, 2016 and December 31, 2015, these mortgage securities consisted entirely of the Company's investment in the residual securities issued by securitization trusts sponsored by the Company. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds.

There were no other-than-temporary impairments relating to available-for-sale securities for the three months ended March 31, 2016 and 2015. The weighted average remaining maturity of the Company’s short-term and long-term corporate notes and bonds at March 31, 2016 was 19 months. Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments. See Note 8 to the condensed consolidated financial statements for details on the Company's fair value methodology.

The following table relates to the securitizations where the Company retained an interest in the assets issued by the securitization trust (dollars in thousands):

	Size/Principal Outstanding (A)	Assets on Balance Sheet (B)	Liabilities on Balance Sheet	Maximum Exposure to Loss(C)	Year to Date Loss on Sale	Year to Date Cash Flows (D)
March 31, 2016	$3,792,365	$2,178	$—	$2,178	$—	$1,108
December 31, 2015	3,601,468	2,011	—	2,011	—	1,597

(A)	Size/Principal Outstanding reflects the estimated principal of the underlying assets held by the securitization trust.

(B)	Assets on balance sheet are securities issued by the entity and are recorded in the current marketable securities line item on the condensed consolidated balance sheets.

(C)	The maximum exposure to loss includes the assets held by the Company. The maximum exposure to loss assumes a total loss on the referenced assets held by the securitization trust.

(D)	Year to date cash flows are for the three months ended March 31, 2016 and 2015, respectively.

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

Maintenance and repairs are charged to expense. Major renewals and improvements are capitalized. Gains and losses on dispositions are credited or charged to earnings as incurred. Depreciation and amortization expense for property and equipment is not material.

The following table shows the Company's property and equipment, net as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Furniture, fixtures and office equipment	$287	$314
Leasehold improvement	402	402
Hardware and computer equipment	90	157
Software	529	547
Total Cost	1,308	1,420
Less: Accumulated depreciation and amortization	(986)	(1,062)
Property and equipment, net	$322	$358

Note 6. Borrowings

Senior Notes. The Company has outstanding three series of unsecured senior notes (collectively, the "Senior Notes") pursuant to three separate indentures (collectively, the “Indentures”) with an aggregate principal balance of $85.9 million. The Senior Notes were created through an exchange of the Company's previously outstanding junior subordinated notes that occurred prior to 2015. This exchange was considered a modification of a debt instrument for accounting purposes, therefore the Company uses the effective interest method to accrete from the existing balance as of the modification date to $88.4 million as of March 31, 2016 and December 31, 2015. Under the effective interest method, significant changes in the rate at which a debt instrument accrues interest over its term can result in a recorded balance in excess of the aggregate principal balance of the debt instrument.

The Senior Notes accrued interest at a rate of 1.0% per annum until January 1, 2016 and since then have accrued interest at a rate of three-month LIBOR plus 3.5% per annum (the “Full Rate”). Interest on the Senior Notes is payable on a quarterly basis and no principal payments were due until maturity on March 30, 2033. However, the Company did not make the quarterly interest payments due on March 30, 2016 totaling $0.9 million. These interest payments were not made within 30 days after they became due and payable, and remain unpaid, such non-payments constituting events of default under the Indentures. As a result, the Senior Notes have been classified as current liabilities in the March 31, 2016 balance sheet. The trustee under any Indenture or the holders of not less than 25% of the aggregate principal amount of the outstanding Senior Notes issued pursuant to such Indenture, by notice in writing to the Company (and to the trustee if given by the holders), may declare the principal amount of all the Senior Notes issued under such Indenture to be due and payable immediately. On May 9, 2016, the Company received a notice of acceleration with respect to the Series 1 Senior Notes and the Series 2 Senior Notes, declaring all principal and unpaid interest immediately due and payable. As of May 11, 2016, the outstanding principal was $27.5 million under each of the Series 1 Senior Notes and the Series 2 Senior Notes and the unpaid interest was $0.4 million for each.

The Indentures contain certain restrictive covenants (the “Negative Covenants”) subject to certain exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit the Company and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring shares of the Company or its subsidiaries, making payment on debt securities of the Company that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in certain subsidiaries or all or substantially all of the assets of certain subsidiaries unless certain conditions are met. The Negative Covenants remain in effect until the Company satisfies certain financial covenants (the “Financial Covenants”). Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95% (each such term as defined in the Indentures). The Negative Covenants, as defined above, were in effect as of March 31, 2016 and December 31, 2015. Compliance with the Financial Covenants is required only when the Company seeks to take action prohibited by the Negative Covenants that has not been approved by the holders of the Senior Notes.

With respect to the Company's recent divestiture activity, which is discussed further in Note 3 to the condensed consolidated financial statements, the sale of a subsidiary is not prohibited by the Negative Covenants provided that the sale is at fair market value and the proceeds are reinvested in the Company. The Company was in compliance with the Negative Covenants as of March 31, 2016 and December 31, 2015, and therefore the Company was under no obligation to comply with the Financial Covenants during these periods.

Note 7. Commitments and Contingencies

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

On June 20, 2011, the National Credit Union Administration Board, as liquidating agent of U.S. Central Federal Credit Union, filed an action against NMFC and numerous other defendants in the United States District Court for the District of Kansas, claiming that the defendants issued or underwrote residential mortgage-backed securities pursuant to allegedly false or misleading registration statements, prospectuses, and/or prospectus supplements. On August 24, 2012, the plaintiff filed an amended complaint making essentially the same claims against NMFC. NMFC filed a motion to dismiss the amended complaint which was denied on September 12, 2013. The defendants had claimed that the case should be dismissed based upon a statute of limitations and sought an appeal of the court's denial of this defense. An interlocutory appeal of this issue was allowed, and on August 27, 2013, the Tenth Circuit affirmed the lower court’s denial of defendants’ motion to dismiss the plaintiff’s claims as being time barred; the appellate court held that the Extender Statute, 12 U.S.C. §1787(b)(14) applied to plaintiff’s claims. On June 16, 2014, the United States Supreme Court granted a petition of NMFC and its co-defendants for certiorari, vacated the ruling of the Tenth Circuit, and remanded the case back to that court for further consideration in light of the Supreme Court’s decision in CTS Corp. v. Waldburger, 134 S. Ct. 2175 (2014). On August 19, 2014, the Tenth Circuit reaffirmed its prior decision, and on October 2, 2014 the defendants filed a petition for writ of certiorari with the Supreme Court, which was denied. On March 22, 2016, NMFC filed motions for summary judgment and plaintiff filed a motion for partial summary judgment.  Those motions remain pending. Given the stage of the litigation, the Company cannot provide an estimate of the range of any loss. The Company believes that NMFC has meritorious defenses to the case and expects it to defend the case vigorously.

On February 28, 2013 the Federal Housing Finance Agency, as conservator for the Federal Home Loan Mortgage Corporation (Freddie Mac) and on behalf of the Trustee of the NovaStar Mortgage Funding Trust, Series 2007-1 (the “Trust”), a securitization trust in which the Company retains a residual interest, filed a summons with notice in the Supreme Court of the State of New York, County of New York against the Company and NovaStar Mortgage, Inc. (“NMI”), a wholly-owned subsidiary of the Company. The notice provides that this is a breach of contract action with respect to certain, unspecified mortgage loans and defendant's failure to repurchase such loans under the applicable agreements. Plaintiff alleges that defendants, from the closing date of the transaction that created the Trust, were aware of the breach of the representations and warranties made and failed to notice and cure such breaches, and due to the failure of defendants to cure any breach, notice to defendants would have been futile. The summons with notice was not served until June 28, 2013. By letter dated June 24, 2013, the Trustee of the Trust forwarded a notice from Freddie Mac alleging breaches of representations and warranties with respect to 43 loans, as more fully set forth in included documentation. The 43 loans had an aggregate, original principal balance of about $6.5 million. On August 19, 2013, Deutsche Bank National Trust Company, as Trustee, filed a complaint identifying alleged breaches of representations and warranties with respect to seven loans that were included in the earlier list of 43 loans. Plaintiff also generally alleged a trust-wide breach of representations and warranties by defendants with respect to loans sold and transferred to the trust. Plaintiff seeks specific performance of repurchase obligations; compensatory, consequential, recessionary and equitable damages for breach of contract; specific performance and damages for anticipatory breach of contract; and indemnification (indemnification against NMI only). On October 9, 2013, the Company and NMI filed a motion to dismiss plaintiff’s complaint. This motion to dismiss was withdrawn after plaintiff filed an amended complaint on January 28, 2014, and on March 4, 2014 the Company and NMI filed a motion to dismiss the amended complaint. That motion remains pending. Given the stage of the litigation, the Company cannot provide an estimate of the range of any loss. The Company believes that it has meritorious defenses to the case and expects to defend the case vigorously.

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

The following tables present for each of the fair value hierarchy levels, the Company's assets which are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$1,284	$1,284	$—	$—
Money market funds	3,121	3,121	—	—
Corporate notes and bonds	7,976	7,976	—	—
Equity securities	13,575	13,575	—	—
Mortgage securities	2,178	—	—	2,178
Marketable securities, non-current:
Corporate notes and bonds	812	812	—	—
Total	$28,946	$26,768	$—	$2,178

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$1,674	$1,674	$—	$—
Money market funds	1,152	1,152	—	—
Marketable securities, current:
Corporate notes and bonds	15,489	—	15,489	—
Mortgage securities	2,011	—	—	2,011
Marketable securities, non-current:
Corporate notes and bonds	1,397	—	1,397	—
Total	$21,723	$2,826	$16,886	$2,011

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

To the extent observable inputs are not available, as is the case with the Company's mortgage securities, the Company estimates fair value using present value techniques and generally does not have the option to choose other valuation methods for these securities. The methods and processes used to estimate the fair value of the Company's mortgage securities are discussed further below. There have been no significant changes to the Company's valuation techniques during the three months ended March 31, 2016. Accordingly, there have been no material changes to the financial statements resulting from changes to our valuation techniques during the three months ended March 31, 2016.

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

The following table presents certain quantitative information about the significant unobservable inputs used in the fair value measurement for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Description	Valuation Techniques	Significant Unobservable Inputs	Range
Assets:
Mortgage securities – available-for-sale	Present value analysis	Prepayment rates	9.0% – 13.0%
		Weighted average life (years)	2.0

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

The following table provides a reconciliation of the beginning and ending balances for the Company's mortgage securities – available-for-sale, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$2,011	$3,381
Increases (decreases) to mortgage securities – available-for-sale:
Accretion of income (A)	98	137
Proceeds from paydowns of securities (A)	(145)	(178)
Mark-to-market value adjustment	214	(139)
Net (decrease) increase to mortgage securities – available-for-sale	167	(180)
Balance, end of period	$2,178	$3,201

(A)	Cash received on mortgage securities with no cost basis was $1.0 million and $1.4 million for the three months ended March 31, 2016 and 2015, respectively.

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

The estimated fair values of the Company's financial instruments are as follows as of March 31, 2016 and December 31, 2015 (in thousands):

	As of March 31, 2016		As of December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Restricted cash	$230	$230	$598	$435
Marketable securities	24,541	24,541	18,897	18,897
Financial liabilities:
Senior notes	$88,367	$17,065	$88,385	$18,331

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

Restricted cash. As of March 31, 2016, the fair value of restricted cash is not material to the financial statements taken as a whole and the fair value is assumed to be equal to carrying value. As of December 31, 2015, the fair value of restricted cash was estimated by discounting estimated future releases of the cash from restriction. Restricted cash is included in the other current assets and other assets line items in the Company's condensed consolidated balance sheets.

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

Note 9. Income Taxes

Prior to 2015, the Company determined that it was no longer more likely than not that it will recognize a portion of its deferred tax assets. Therefore, as of both March 31, 2016 and December 31, 2015, the Company maintained a full valuation allowance against its deferred tax assets of $281.5 million. The Company's determination of the extent to which its deferred tax assets will be realized requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods. Because of the full valuation allowance, the Company's effective tax rate is expected to be near 0% and therefore the consolidated income tax expense is not material for any period presented.

As of March 31, 2016 and December 31, 2015, the total gross amount of unrecognized tax benefits was $0.4 million. This amount also represents the total amount of unrecognized tax benefits that would impact the effective tax rate in the respective periods. The Company does not anticipate a material reduction of the unrecognized tax benefits due to the lapse of the related statute of limitations in the next twelve months.

Note 10. Earnings Per Share

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options and nonvested shares. The computations of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015 (in thousands, except share and per share amounts) are as follows:

	For the Three Months Ended March 31,
	2016	2015
Numerator:
Net loss from continuing operations	$(1,326)	$(1,258)
Net loss from discontinued operations	(65)	(5,713)
Net loss available to common shareholders	(1,391)	(6,971)

Denominator:
Weighted average common shares outstanding – basic	91,758,041	91,024,747

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	91,758,041	91,024,747
Stock options	—	—
Nonvested shares	—	—
Weighted average common shares outstanding – dilutive	91,758,041	91,024,747

Basic earnings per share:
Net loss from continuing operations	$(0.02)	$(0.01)
Net loss from discontinued operations	—	(0.07)
Net loss available to common shareholders	(0.02)	(0.08)

Diluted earnings per share:
Net loss from continuing operations	$(0.02)	$(0.01)
Net loss from discontinued operations	—	(0.07)
Net loss available to common shareholders	(0.02)	(0.08)

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

	For the Three Months Ended March 31,
	2016	2015
Number of stock options	5,203	9,938
Weighted average exercise price of stock options	$0.70	$0.63

There were no options granted during the three months ended March 31, 2016. Option grants for the three months ended March 31, 2015 were not significant.

As of March 31, 2016 and December 31, 2015, the Company had 1.5 million and 1.4 million nonvested shares outstanding, respectively. While the nonvested shares granted during 2015 vest one year from the date of grant, the nonvested shares granted in prior years vest ratably over their original term of six years. The weighted average impact of approximately 1.5 million nonvested shares were not included in the calculation of earnings per share for the three months ended March 31, 2016 because they were anti-dilutive. Approximately 0.5 million nonvested shares were not included in the calculation of earnings per share for the three months ended March 31, 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Statements in this report regarding Novation Companies, Inc. and its business, that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are those that predict or describe future events, do not relate solely to historical matters and include statements regarding management's beliefs, estimates, projections, and assumptions with respect to, among other things, our future operations, business plans and strategies, as well as industry and market conditions, all of which are subject to change at any time without notice. Words such as “believe,” “expect,” “anticipate,” “promise,” “plan,” and other expressions or words of similar meanings, as well as future or conditional auxiliary verbs such as “would,” “should,” “could,” or “may” are generally intended to identify forward-looking statements. Actual results and operations for any future period may vary materially from those discussed herein. Some important factors that could cause actual results to differ materially from those anticipated include: our ability to identify and acquire operating business or make other investments that generate taxable earnings; decreases in cash flows from our mortgage securities; our ability to remain in compliance with the agreements governing our indebtedness; the outcome of litigation actions pending against us or other legal contingencies; our compliance with applicable local, state and federal laws and regulations; compliance with new accounting pronouncements; the impact of general economic conditions; and the risks that are from time to time included in our filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as amended (the "2015 Form 10-K"), and this Quarterly Report on Form 10-Q. Other factors not presently identified may also cause actual results to differ. This report speaks only as of its date and we expressly disclaim any duty to update the information herein except as required by federal securities laws.

Executive Overview
The following Management's Discussion and Analysis of Financial Condition and Operating Results (“MD&A”) should be read in conjunction with the preceding unaudited condensed consolidated financial statements of Novation Companies, Inc. and its subsidiaries (the “Company,” ”Novation," “we,” “us,” or "our") and the notes thereto as well as the 2015 Form 10-K. MD&A includes the following sections:

•	Corporate Overview, Background and Strategy – a brief overview of our business, current strategy, and significant recent events.

•
Critical Accounting Policies – an update, since December 31, 2015, of our discussion of accounting policies that impact our financial statements and involve a high degree of judgment or complexity and a discuss of the impact of new accounting standards.

•	Results of Operations – an analysis of our results of operations for the three months ended March 31, 2016 and 2015 as presented in our unaudited condensed consolidated financial statements.

•	Liquidity and Capital Resources – an analysis of our cash flows and financial commitments.

Corporate Overview
Our Business
The Company is continuing its strategy of seeking to acquire operating businesses or making other investments that generate taxable earnings. As part of its efforts to identify acquisition or investment targets, the Company may nominate individuals to public company board of directors as a way to fully evaluate these potential targets. As of the date the financial statements included in this report the Company has not yet identified any specific acquisition targets.

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

Table 1 – Summary of Financial Highlights and Key Performance Metrics (dollars in thousands; except per share amounts)

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$4,405	$2,826
Marketable securities	24,541	$18,897

	For the Three Months Ended March 31,
	2016	2015
Net loss available to common shareholders, per diluted share	$(0.02)	$(0.08)

Significant Recent Events
As discussed in Notes 1 and 6 to the condensed consolidated financial statements and in the Liquidity and Capital Resources section of this MD&A, the Company did not make the quarterly Senior Notes interest payments due on March 30, 2016, totaling $0.9 million. These interest payments were not made within 30 days after they became due and payable, and remain unpaid, such non-payment constituting events of default under the Indentures. As a result, the Senior Notes have been classified as current liabilities in the March 31, 2016 balance sheet. On May 9, 2016, the Company received a notice of acceleration with respect to the Series 1 Senior Notes and the Series 2 Senior Notes (the “Accelerated Notes”), declaring all principal and unpaid interest immediately due and payable. See “Liquidity and Capital Resources” below for additional discussion regarding the implications of default and acceleration under the Senior Notes.

On December 21, 2015, the Company entered into a Membership Interest Purchase Agreement (the "Purchase Agreement") with ShoreTel, Inc. ("ShoreTel"), pursuant to which ShoreTel agreed to purchase all of the membership interests of Corvisa from Corvisa Services LLC, a wholly-owned subsidiary of the Company, subject to the terms and conditions of the Purchase Agreement. This transaction closed on January 6, 2016. Additional details of this and related transactions is discussed in Note 3 to the condenses consolidated financial statements.

Critical Accounting Policies
In our 2015 Form 10-K, we disclose critical accounting policies that require management to use significant judgment or that require significant estimates. Management regularly reviews the selection and application of our critical accounting policies. Other than as discussed below and in Note 2 to the condensed consolidated financial statements, there have been no updates to the critical accounting policies contained in the 2015 Form 10-K.

Impact of Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-02 Leases, a new standard on accounting for leases. ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC

606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized). Furthermore, this ASU addresses other concerns related to the current leases model. For example, this ASU eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. The standard also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. The new model represents a wholesale change to lease accounting. As a result, entities will face significant implementation challenges during the transition period and beyond, such as those related to:

•	Applying judgment and estimating.

•	Managing the complexities of data collection, storage, and maintenance.

•	Enhancing information technology systems to ensure their ability to perform the calculations necessary for compliance with reporting requirements.

•	Refining internal controls and other business processes related to leases.

•	Determining whether debt covenants are likely to be affected and, if so, working with lenders to avoid violations; and

•	Addressing any income tax implications.

For the Company, the new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management has not determined if this guidance will have a significant impact on its financial statements.

On January 5, 2016, the FASB issued ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although this ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. This ASU also amends certain disclosure requirements associated with the fair value of financial instruments. For Novation, the new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Management has not determined if this guidance will have a significant impact on its financial statements.

In January 2015, the FASB issued ASU 2015-1, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under this ASU, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. This ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Entities may apply the guidance prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption. The Company does not expect this guidance to have a significant impact on the Company’s financial statements.

Results of Operations
Interest Income – Mortgage Securities
Interest income on the mortgage securities we own decreased to approximately $1.1 million during the three months ended March 31, 2016 compared to $1.6 million during the three months ended March 31, 2015. Fluctuations in the interest income received from our mortgage portfolio are typically due to factors beyond the Company's control, such as the performance of the underlying loan collateral, prepayment speeds, interest rates, etc. The Company expects interest income and cash flow from its mortgage securities to decline as the principal on the underlying loan collateral is paid, written down, or written off.

General and Administrative
General and administrative expenses consist of salaries, office costs, legal and professional expenses and other customary costs of corporate administration. The future amount of general and administrative expenses will depend largely on corporate activities, professional fees associated with those activities and staffing needs based on the evolving business strategy.

Other Income
During the first quarter of 2016, the Company used available cash to acquire various equity and fixed income securities as part of its strategy to generate taxable earnings. Other income for the three months ended March 31, 2016 consists primarily of the interest, dividend, and other income received from these securities, Fluctuations in the income received from these securities are generally beyond the Company's control. Other income was not material for the three months ended March 31, 2015.

Interest Expense
Interest expense was materially consistent period over period, with the Company incurring $0.9 million during the three months ended March 31, 2016 and 2015. See "Liquidity and Capital Resources" below and Note 6 to the condensed consolidated financial statements for additional information regarding the Company's borrowings.

Income Tax Expense
The income tax expense was not material for any period presented.

Liquidity and Capital Resources
As of March 31, 2016, the Company had approximately $4.4 million in unrestricted cash and cash equivalents and $0.2 million of restricted cash, portions of which are included in the other current assets and other assets line items on the condensed consolidated balance sheet. In addition, the Company held approximately $24.5 million in marketable securities, which consist of $8.8 million in corporate notes and bonds with a weighted average remaining maturity of 19 months as of March 31, 2016, $13.6 million of equity securities and $2.2 million in mortgage securities, which contributed approximately $1.1 million in cash flows during the three months ended March 31, 2016. The Company's marketable securities are classified as available-for-sale as of March 31, 2016 and are included in the current and non-current marketable securities line items on the condensed consolidated balance sheet as of March 31, 2016. For additional information regarding the Company's marketable securities, see the condensed consolidated statements of cash flow and Note 4 to the condensed consolidated financial statements. The Company's ongoing contractual obligations consist primarily of the Senior Notes (as defined below) and obligations under its operating lease agreements.

The Company has outstanding three series of unsecured senior notes (collectively, the "Senior Notes") pursuant to three separate indentures (collectively, the "Indentures") with an aggregate principal balance of $85.9 million. The Senior Notes accrued interest at a rate of 1.0% per annum until January 1, 2016 and since then have accrued interest at a rate of three-month LIBOR plus 3.5% per annum (the “Full Rate”). Interest on the Senior Notes is payable on a quarterly basis and no principal payments are due until maturity on March 30, 2033.

As discussed in Notes 1 and 6 to the condensed consolidated financial statements, the Company did not make the quarterly interest payments due on March 30, 2016, totaling $0.9 million, as required under the Senior Notes and related Indentures. These interest payments were not made within 30 days after they became due and payable, and remain unpaid, such non-payments constituting events of default under the Indentures. The trustee under any Indenture or the holders of not less than 25% of the aggregate principal amount of the outstanding Senior Notes issued pursuant to such Indenture, by notice in writing to the Company (and to the trustee if given by the holders), may declare the principal amount of all the Senior Notes issued under such Indenture to be due and payable immediately. On May 9, 2016, the Company received a notice of acceleration with respect to the Accelerated Notes, declaring all principal and unpaid interest immediately due and payable. As of May 11, 2016, the outstanding principal under each of the Series 1 Senior Notes and the Series 2 Senior Notes was $27.5 million and the unpaid interest was $0.4 million, each. The Company's available cash and other liquid assets are not sufficient to meet the demands of the holders of the Accelerated Notes, or the demands of the holders of the Series 3 Senior Notes should they be accelerated. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management will actively pursue negotiation with the holders to modify or restructure the Senior Notes. However, there can be no assurance that negotiations will be successful.

The Indentures contain certain restrictive covenants (the “Negative Covenants”) subject to certain exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit the Company and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring shares of the Company or its subsidiaries, making payment on debt securities of the Company that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in certain subsidiaries or all or substantially all of the assets of certain subsidiaries unless certain conditions are met. The Negative Covenants remain in effect until the Company satisfies certain financial covenants (the “Financial Covenants”). Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95% (each such term as defined in the Indentures). The Negative Covenants, as defined above, were in effect as of March 31, 2016 and December 31, 2015. Compliance with the Financial Covenants is required only when the Company seeks to take action prohibited by the Negative Covenants that has not been approved by the holders of the Senior Notes.

With respect to the Company's recent divestiture activity, which is discussed further in Note 3 to the condensed consolidated financial statements, the sale of a subsidiary is not prohibited by the Negative Covenants provided that the sale is at fair market value and the proceeds are reinvested in the Company. The Company was in compliance with all Negative Covenants as of March 31, 2016.

As discussed in Note 7 to the condensed consolidated financial statements, the Company is also the subject of various legal proceedings, the outcomes of which are uncertain. We may also face demands in the future that are unknown to us today related to our legacy lending and servicing operations.

Based on current projections, the Company believes its existing liquid assets, as described above, and the ongoing cash flows from its mortgage securities portfolio will be sufficient to meet normal operating cash needs, which exclude the demands of the holders of the Accelerated Notes discussed above.

Overview of Cash Flow for the Three Months Ended March 31, 2016
The following table provides a summary of our operating, investing and financing cash flows as taken from our condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015.

Table 3 – Summary of Operating, Investing and Financing Cash Flows (dollars in thousands)

	For the Three Months Ended March 31,
	2016	2015
Consolidated Statements of Cash Flows:
Cash used in operating activities	$(3,081)	$(6,501)
Cash flows provided by investing activities	4,516	5,931
Cash flows used in financing activities of continuing operations	—	(45)

Operating Activities
The decrease in net cash flows used in operating activities to $3.1 million during the three months ended March 31, 2016 from $6.5 million during the three months ended March 31, 2015 was driven by the sale of Corvisa, which dramatically decreased the Company's net loss and operating cash requirements.

Investing Activities
The decrease in the net cash flows provided by investing activities is due primarily to proceeds from the sale of Corvisa and an increase in proceeds from the sale or maturity of marketable securities, which was offset by an increase in purchases of marketable securities.

Financing Activities
Cash flows used in financing activities were not significant for any period presented.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 20, 2011, the National Credit Union Administration Board, as liquidating agent of U.S. Central Federal Credit Union, filed an action against NMFC and numerous other defendants in the United States District Court for the District of Kansas, claiming that the defendants issued or underwrote residential mortgage-backed securities pursuant to allegedly false or misleading registration statements, prospectuses, and/or prospectus supplements. On August 24, 2012, the plaintiff filed an amended complaint making essentially the same claims against NMFC. NMFC filed a motion to dismiss the amended complaint which was denied on September 12, 2013. The defendants had claimed that the case should be dismissed based upon a statute of limitations and sought an appeal of the court's denial of this defense. An interlocutory appeal of this issue was allowed, and on August 27, 2013, the Tenth Circuit affirmed the lower court’s denial of defendants’ motion to dismiss the plaintiff’s claims as being time barred; the appellate court held that the Extender Statute, 12 U.S.C. §1787(b)(14) applied to plaintiff’s claims. On June 16, 2014, the United States Supreme Court granted a petition of NMFC and its co-defendants for certiorari, vacated the ruling of the Tenth Circuit, and remanded the case back to that court for further consideration in light of the Supreme Court’s decision in CTS Corp. v. Waldburger, 134 S. Ct. 2175 (2014). On August 19, 2014, the Tenth Circuit reaffirmed its prior decision, and on October 2, 2014 the defendants filed a petition for writ of certiorari with the Supreme Court, which was denied. On March 22, 2016, NMFC filed motions for summary judgment and plaintiff filed a motion for partial summary judgment.  Those motions remain pending. Given the stage of the litigation, the Company cannot provide an estimate of the range of any loss. The Company believes that NMFC has meritorious defenses to the case and expects it to defend the case vigorously.

On February 28, 2013 the Federal Housing Finance Agency, as conservator for the Federal Home Loan Mortgage Corporation (Freddie Mac) and on behalf of the Trustee of the NovaStar Mortgage Funding Trust, Series 2007-1 (the “Trust”), a securitization trust in which the Company retains a residual interest, filed a summons with notice in the Supreme Court of the State of New York, County of New York against the Company and NovaStar Mortgage, Inc. (“NMI”), a wholly-owned subsidiary of the Company. The notice provides that this is a breach of contract action with respect to certain, unspecified mortgage loans and defendant's failure to repurchase such loans under the applicable agreements. Plaintiff alleges that defendants, from the closing date of the transaction that created the Trust, were aware of the breach of the representations and warranties made and failed to notice and cure such breaches, and due to the failure of defendants to cure any breach, notice to defendants would have been futile. The summons with notice was not served until June 28, 2013. By letter dated June 24, 2013, the Trustee of the Trust forwarded a notice from Freddie Mac alleging breaches of representations and warranties with respect to 43 loans, as more fully set forth in included documentation. The 43 loans had an aggregate, original principal balance of about $6.5 million. On August 19, 2013, Deutsche Bank National Trust Company, as Trustee, filed a complaint identifying alleged breaches of representations and warranties with respect to seven loans that were included in the earlier list of 43 loans. Plaintiff also generally alleged a trust-wide breach of representations and warranties by defendants with respect to loans sold and transferred to the trust. Plaintiff seeks specific performance of repurchase obligations; compensatory, consequential, recessionary and equitable damages for breach of contract; specific performance and damages for anticipatory breach of contract; and indemnification (indemnification against NMI only). On October 9, 2013, the Company and NMI filed a motion to dismiss plaintiff’s complaint. This motion to dismiss was withdrawn after plaintiff filed an amended complaint on January 28, 2014, and on March 4, 2014 the Company and NMI filed a motion to dismiss the amended complaint. That motion remains pending. Given the stage of the litigation, the Company cannot provide an estimate of the range of any loss. The Company believes that it has meritorious defenses to the case and expects to defend the case vigorously.

Item 1A. Risk Factors

The following risk factors supplement those included in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 16, 2016

Non-payment of interest on outstanding unsecured senior notes has resulted in events of default under their governing indentures and our obligations under certain of these senior notes have been accelerated.

As of March 31, 2016, the Company had outstanding $85.9 million aggregate principal balance of its Senior Notes. The Company did not make the quarterly interest payments on the Senior Notes due on March 30, 2016, totaling approximately $0.9 million. These interest payments were not made within 30 days after they became due and payable, and remain unpaid, such non-payment constituting events of default under the Indentures. The trustee under any Indenture or the holders of not less than 25% of the aggregate principal amount of the outstanding Senior Notes issued pursuant to such Indenture, by notice in writing to the Company (and to the trustee if given by the holders), may declare the principal amount of all the Senior Notes issued under such Indentures to be due and payable immediately. On May 9, 2016, the Company received a notice of acceleration with respect to the Accelerated Notes, declaring all principal and unpaid interest immediately due and payable. Management will actively pursue negotiation with the holders to modify or restructure the Senior Notes. However, there can be no assurance that negotiations will be successful and if the Company is not successful in such negotiations it will result in a material adverse effect on our financial condition.

We may be unable to continue as a going concern.

The Company's available cash and other liquid assets are not sufficient to meet the demands of the holders of the Accelerated Notes, or the demands of the holders of the Series 3 Senior Notes should they be accelerated. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management will actively pursue negotiation with the holders to modify or restructure the Senior Notes. However, there can be no assurance that negotiations will be successful

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
See the "Liquidity and Capital Resources section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" above for a detailed discussion of events of default under the Senior Notes and related Indentures.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
On May 9, 2016, the Company received a notice of acceleration with respect to the Accelerated Notes, declaring all principal and unpaid interest immediately due and payable. See the “Liquidity and Capital Resources” section of
“Management's Discussion and Analysis of Financial Condition and Results of Operations” above for a detailed discussion of the Accelerated Notes, including the amounts outstanding thereunder.

Item 6. Exhibits

Exhibit No.	Description of Document
31.1	Chief Executive Officer and Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Novation Companies, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Shareholders' Deficit for the three months ended March 31, 2016 and 2015, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVATION COMPANIES, INC.

DATE:	May 13, 2016	/s/ Rodney E. Schwatken
Rodney E. Schwatken, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)