Form 10-Q
period 2016-06-30
NOVATION COMPANIES, INC.
filed 2016-08-15
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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
Yes ☐ No ☒

The number of shares of the Registrant's Common Stock outstanding on August 10, 2016 was 92,844,907.

NOVATION COMPANIES, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2016

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2016 (unaudited)	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$9,744	$2,826
Marketable securities, current	21,183	17,500
Other current assets	487	1,119
Current assets of discontinued operations	454	1,843
Total current assets	31,868	23,288
Non-Current Assets
Marketable securities, non-current	593	1,397
Property and equipment, net of accumulated depreciation	215	358
Other assets	112	481
Non-current assets of discontinued operations	—	6,415
Total non-current assets	920	8,651
Total assets	$32,788	$31,939
Liabilities and Shareholders' Deficit
Liabilities:
Current Liabilities
Senior notes	$88,342	$—
Accounts payable and accrued expenses	2,597	1,453
Current liabilities of discontinued operations	447	2,470
Total current liabilities	91,386	3,923
Non-Current Liabilities
Senior notes	—	88,385
Other liabilities	404	391
Non-current liabilities of discontinued operations	1,797	1,833
Total non-current liabilities	2,201	90,609
Total liabilities	93,587	94,532

Commitments and contingencies (Note 8)

Shareholders' deficit:
Capital stock, $0.01 par value per share, 120,000,000 shares authorized:
Common stock, 92,844,907 and 92,748,753 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	928	928
Additional paid-in capital	744,815	744,575
Accumulated deficit	(811,102)	(809,532)
Accumulated other comprehensive income	4,560	1,436
Total shareholders' deficit	(60,799)	(62,593)
Total liabilities and shareholders' deficit	$32,788	$31,939

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share amounts)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2016	2015	2016	2015
Income and Revenues:
Interest income – mortgage securities	$2,201	$3,206	$1,140	$1,650
Total	2,201	3,206	1,140	1,650

General and administrative expenses	2,857	3,177	1,048	1,328
Total	2,857	3,177	1,048	1,328

Other income (loss)	910	(63)	607	(73)
Interest expense	(1,733)	(1,641)	(857)	(756)

Loss from continuing operations before income taxes	(1,479)	(1,675)	(158)	(507)
Income tax expense, continuing operations	14	107	10	17
Net loss from continuing operations	(1,493)	(1,782)	(168)	(524)
Loss from discontinued operations, net of income taxes	(77)	(11,856)	(12)	(6,143)
Net loss	$(1,570)	$(13,638)	$(180)	$(6,667)

Earnings Per Share attributable to Novation:
Basic	$(0.02)	$(0.15)	$—	$(0.07)
Diluted	$(0.02)	$(0.15)	$—	$(0.07)
Weighted average basic shares outstanding	91,338,420	91,061,455	91,355,821	91,097,761
Weighted average diluted shares outstanding	91,338,420	91,061,455	91,355,821	91,097,761

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(1,570)	$(13,638)	$(180)	$(6,667)

Other comprehensive income (loss):
Unrealized gains realized upon the sale of securities	(100)	—	(100)	—
Change in unrealized gain on marketable securities – available-for-sale	3,224	(682)	899	(605)
Total other comprehensive income (loss)	3,124	(682)	799	(605)
Total comprehensive income (loss)	$1,554	$(14,320)	$619	$(7,272)

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(unaudited; in thousands)

	Total Novation Shareholders’ Deficit
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Deficit
Balance, December 31, 2015	$928	$744,575	$(809,532)	$1,436	$(62,593)
Compensation recognized under stock compensation plans	—	240	—	—	240
Net loss	—	—	(1,570)	—	(1,570)
Other comprehensive income	—	—	—	3,124	3,124
Balance, June 30, 2016	$928	$744,815	$(811,102)	$4,560	$(60,799)

	Total Novation Shareholders’ Deficit
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Deficit
Balance, December 31, 2014	$915	$743,919	$(780,803)	$2,619	$(33,350)
Compensation recognized under stock compensation plans	—	297	—	—	297
Net loss	—	—	(13,638)	—	(13,638)
Other comprehensive loss	—	—	—	(682)	(682)
Balance, June 30, 2015	$915	$744,216	$(794,441)	$1,937	$(47,373)

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,570)	$(13,638)
Net loss from discontinued operations	(77)	(11,856)
Net loss from continuing operations	(1,493)	(1,782)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of marketable securities	(282)	(93)
Amortization of deferred debt issuance costs and senior debt discount	(43)	1,278
Loss on disposal and impairments of fixed assets, net	76	—
Realized gain on sale of marketable securities	(100)	—
Compensation recognized under stock compensation plans	217	297
Depreciation and amortization expense	67	77
Changes in:
Due from discontinued operations	(28)	(36)
Other current assets and liabilities, net	612	(390)
Other noncurrent assets and liabilities, net	13	24
Accounts payable and accrued expenses	1,143	(720)
Net cash used in operating activities of continuing operations	182	(1,345)
Net cash used in operating activities of discontinued operations	(1,913)	(10,494)
Net cash used in operating activities	(1,731)	(11,839)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	13,326	14,471
Payments for other investing activities	—	—
Proceeds from paydowns of notes receivable	21	—
Proceeds from sale of subsidiary, net	7,642	—
Purchases of available-for-sale securities	(12,699)	—
Proceeds from restricted cash	368	—
Purchases of property and equipment	—	(1)
Net cash provided by investing activities of continuing operations	8,658	14,470
Net cash used in investing activities of discontinued operations	(159)	(3,165)
Net cash provided by investing activities	8,499	11,305

Cash flows from financing activities:
Cash payments for contributions of capital to discontinued operations	(205)	(13,230)
Net cash used in financing activities of continuing operations	(205)	(13,230)
Net cash provided by financing activities of discontinued operations	205	13,152
Net cash used in financing activities	—	(78)

Cash and cash equivalents, including discontinued operations:
Net increase (decrease)	6,768	(612)
Beginning of period	3,178	5,654
End of period	$9,946	$5,042

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$218
Cash received (paid for) from income taxes, net	(5)	(708)

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the period ended June 30, 2016 (Unaudited)

Note 1. Financial Statement Presentation

Description of Operations – Novation Companies, Inc. (the “Company” or “Novation” or “we” or “us”) is in the process of implementing its strategy to acquire operating businesses or making other investments that generate taxable earnings. As of the date of the financial statements included in this report, the Company has not yet identified any specific acquisition targets.

Prior to 2016, Novation owned 100% of Corvisa LLC ("Corvisa"). On December 21, 2015, the Company entered into a Membership Interest Purchase Agreement (the "Purchase Agreement") with Corvisa Services LLC ("Corvisa Services"), a wholly owned subsidiary of the Company, and ShoreTel, Inc. ("ShoreTel"). Subject to the terms and conditions under the Purchase Agreement, ShoreTel agreed to purchase all of the membership interests of Corvisa. This transaction closed on January 6, 2016. The operations of Corvisa have been classified as discontinued operations for all periods presented. Prior to 2015, the Company disposed of its ownership interests in StreetLinks LLC ("StreetLinks"), a national residential appraisal and mortgage real estate valuation management services company. Also prior to 2015, the Company sold a portion of the assets and conducted an orderly wind-down of Advent Financial Services LLC ("Advent"), a financial settlement services provider for professional tax preparers nationwide. See Note 4 to the condensed consolidated financial statements for additional information regarding the Company's divestiture activity.

Prior to 2008, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. As a result of those activities, the Company holds mortgage securities that continue to be a source of its earnings and cash flow. See Note 5 and Note 9 to the condensed consolidated financial statements for additional information regarding these securities and the valuation thereof. Also as a result of those activities, the Company may, from time to time, receive indemnification and loan repurchase demands related to past sales of loans to securitization trusts and other third parties. See Note 8 to the condensed consolidated financial statements for additional information regarding these demands.

Liquidity and Going Concern – As of June 30, 2016, the Company had approximately $9.7 million in unrestricted cash and cash equivalents and $0.2 million of restricted cash, portions of which are included in the other current assets and other assets line items on the condensed consolidated balance sheet. In addition, the Company held approximately $21.8 million in marketable securities, which consist of $5.2 million in corporate notes and bonds with a weighted average remaining maturity of 19 months as of June 30, 2016, $14.8 million of equity securities and $1.8 million in mortgage securities. The Company's marketable securities are classified as available-for-sale as of June 30, 2016 and are included in the current and non-current marketable securities line items on the condensed consolidated balance sheet as of June 30, 2016. For additional information regarding the Company's marketable securities, see the condensed consolidated statements of cash flow and Note 5 to the condensed consolidated financial statements. The Company's ongoing contractual obligations consist primarily of its Senior Notes, which are detailed further in Note 7 to the condensed consolidated financial statements, and commitments under operating lease agreements for the Company's office space.

As discussed in Note 7, the Company did not make the quarterly interest payments due on March 30 and June 30, 2016, totaling $1.8 million, as required under the Company's three series of Senior Notes and three related Indentures (each as defined in Note 7). These interest payments were not made within 30 days after they became due and payable, and remain unpaid, such non-payment constituting events of default under the Indentures. The trustee under any Indenture or the holders of not less than 25% of the aggregate principal amount of the outstanding Senior Notes issued pursuant to such Indenture, by notice in writing to the Company (and to the trustee if given by the holders), may declare the principal amount of all of the Senior Notes issued under such Indenture to be due and payable immediately. On May 9, 2016, the Company received a notice of acceleration with respect to the Series 1 Senior Notes and the Series 2 Senior Notes declaring all principal and unpaid interest immediately due and payable. A similar acceleration notice was received on June 6, 2016 with respect to the Series 3 Senior Notes. As of August 11, 2016, the aggregate outstanding principal under the Senior Notes was $85.9 million, and the aggregate unpaid interest was $1.8 million.

The Company's available cash and other liquid assets are not sufficient to meet the demands of the holders of the Senior Notes. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management will actively pursue negotiation with the holders to modify or restructure the Senior Notes. However, there can be no assurance that negotiations will be successful. See Note 2 to the condensed consolidated financial statements for a description of the Company's Chapter 11 Cases and its efforts to reorganize or restructure in bankruptcy.

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

Note 2. Reorganization

On July 20, 2016, Novation and three of its subsidiaries, NovaStar Mortgage LLC, NovaStar Mortgage Funding Corporation and 2114 Central LLC (collectively, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland (the “Bankruptcy Court”). The Debtors’ Chapter 11 cases (the “Chapter 11 Cases”) are being jointly administered under the case Novation Companies, Inc.., et al, No. 16-19745-DER. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company will account for the bankruptcy in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations”, beginning with the quarterly period ending September 30, 2016.

Pursuant to orders granted by the Bankruptcy Court, the Company obtained approval to, among other things, pay employee wages and benefits and continue with its existing cash management practices. The Company is able to conduct normal business activities and pay all associated obligations for the period following its bankruptcy filing, and is also authorized to pay and has paid pre-petition employee wages and benefits. During the Chapter 11 Cases, all transactions outside the ordinary course of business require the prior approval of the Bankruptcy Court.

Generally, under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the date of the Bankruptcy Petitions. Accordingly, creditors are generally stayed from taking any actions against the Debtors. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to discharge under the Bankruptcy Code.

Under the priority requirements established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities to creditors and post-petition liabilities must be satisfied in full before the holders of the Company’s existing common stock are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and shareholders, if any, will not be determined until confirmation and implementation of a plan of reorganization or an alternative transaction. While the Company will seek to implement a plan of reorganization, the outcome of the Chapter 11 Cases remains uncertain and, as a result, the Company cannot accurately estimate the amounts or value of distributions that creditors and shareholders may receive.

For the duration of the Company’s Chapter 11 proceedings, the Company’s operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process. As a result of these risks and uncertainties, the number of the Company’s outstanding shares and shareholders, assets, liabilities, officers and directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of the Company’s operations, assets and plans included herein may not accurately reflect its operations, assets and plans following the Chapter 11 process.

Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable Debtors’ estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under the executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtors in the interim financial statements, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease with the Debtors is qualified by any overriding rejection rights the Company has under the Bankruptcy Code. Further, nothing herein is or shall be deemed (i) an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and the Debtors expressly preserve all of their rights with respect thereto, (ii) a waiver of any rights, claims, actions or defenses that the Company may have in respect of any given executory contract or unexpired leases or (iii) an affirmation by the Company to assume any given executory contract or unexpired lease.

There can be no assurances regarding the Company’s ability to successfully develop, confirm and consummate a plan of reorganization or any other plans of reorganization or alternative restructuring transactions.

Note 3. New Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02 Leases, a new standard on accounting for leases. ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized). Furthermore, this ASU addresses other concerns related to the current leases model. For example, this ASU eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. The standard also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. The new model represents a wholesale change to lease accounting. As a result, entities will face significant implementation challenges during the transition period and beyond, such as those related to:

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

For the Company, the new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management has not yet determined if this guidance will have a significant impact on its consolidated financial statements.

On January 5, 2016, the FASB issued ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. This ASU also amends certain disclosure requirements associated with the fair value of financial instruments. For Novation, the new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Management has not yet determined if this guidance will have a significant impact on its consolidated financial statements.

Note 4. Divestitures

Corvisa LLC (Cloud SaaS Segment)

On December 21, 2015, the Company entered into the Purchase Agreement with ShoreTel. Subject to the terms and conditions under the Purchase Agreement, ShoreTel agreed to purchase 100% of the membership interests of Corvisa from Corvisa Services, a wholly-owned subsidiary of the Company. The transaction closed on January 6, 2016. The aggregate consideration for the transaction was $8.4 million in cash, subject to a potential post-closing working capital adjustment. At closing $7.0 million was paid and the following was deposited in escrow: (i) $1.0 million for a period of twelve months to secure certain indemnification obligations of the Company; and (ii) $0.35 million to secure certain obligations of the Company in connection with the post-closing working capital adjustment.

In connection with the transaction, the Company and ShoreTel also entered into a transition services agreement pursuant to which each of the Company and ShoreTel would provide the other with specified services for a transition period following the closing. Cash flows associated with these services are not significant. Other than finalizing the post-closing conditions as provided above, the Company will have no continuing involvement with Corvisa beyond the transition services.

During 2015, the Company incurred approximately $0.8 million in severance and related one-time termination benefits associated with this transaction. Approximately $0.1 million of this expense was included in current liabilities of discontinued operations at December 31, 2015. Also during 2015, the Company incurred $0.5 million of legal and audit fees related to this transaction. Due to the timing of the sale, no portion of these costs is reflected in the net loss from discontinued operations for the three and six months ended June 30, 2015.

The Company recognized a gain on the transaction of $1.4 million during the first quarter of 2016, which is reflected in the loss from discontinued operations. The gain includes $0.7 million related to the post-closing working capital adjustment, which includes the release of the $0.35 million held in escrow and $0.3 million for the working capital adjustment, as calculated in accordance with the terms of the Purchase Agreement. Also included in discontinued operations during the first quarter of 2016 are transaction-related costs that were contingent upon the closing of the sale. These costs include approximately $0.3 million of earned bonus payments to a Corvisa executive, $1.0 million of advisory fees and $0.1 million of other transaction-related costs.

At ShoreTel’s request, the Company disposed of Corvisa’s third-party software implementation consulting business in December 2015. The Company sold the assets related exclusively to this business, including but not limited to customer contracts, computer hardware and marketing materials, to Canpango LLC (“Canpango”), which agreed to hire employees of the business, to assume Corvisa’s obligations under the customer contracts and to pay to the Company a portion of the business’s existing accounts receivable collected in the next nine months, less associated collection costs. Canpango is led by a former employee of Corvisa and certain current and former employees of Corvisa have financial interests in Canpango. The sales price, assets and operations related exclusively to this business were not material to the Company’s financial statements.

Prior to 2015, the Company disposed of its ownership interests in StreetLinks. Also prior to 2015, the Company sold a portion of the assets and conducted an orderly wind-down of Advent.

Results of Discontinued Operations

For the three and six months ended June 30, 2015, net loss from discontinued operations consists primarily of the net operating losses of Corvisa and any necessary eliminations and income tax expense. For the three and six months ended June 30, 2016 the net loss from discontinued operations consists of the gain on the sale of Corvisa, offset by transaction-related costs.

The results of the Company's discontinued operations are summarized below (in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2016	2015	2016	2015
Service fee income	$—	$789	$—	$493

Income (loss) from discontinued operations before income taxes	$(77)	$(11,856)	$(12)	$(6,143)
Income tax expense (benefit)	—	—	—	—
Income (loss) from discontinued operations, net of income taxes	$(77)	$(11,856)	$(12)	$(6,143)

The assets and liabilities of discontinued operations at June 30, 2016 relate entirely to Advent. At June 30, 2016, the current liabilities of discontinued operations were comprised of unclaimed funds and fees withheld from Advent's business partners for various violations of Advent's compliance program. Unclaimed funds will be escheated to the applicable state in accordance with unclaimed property laws. Obligations relating to fees withheld from business partners will be resolved when claims are received or when the statute of limitations for the related contractual obligation expires. Noncurrent liabilities of discontinued operations consist of fees withheld from business partners for various violations of Advent's compliance program. The classification of these fees held as current versus noncurrent is dependent on the nature of the compliance violation and the tax year during which the violation occurred. The assets and liabilities of discontinued operations at December 31, 2015 include the assets and liabilities of Advent and Corvisa.

The major classes of assets and liabilities of discontinued operations at June 30, 2016 and December 31, 2015 are detailed below (dollars in thousands).

	June 30, 2016 (unaudited)	December 31, 2015

Assets
Current Assets
Cash and cash equivalents	$202	$352
Service fee receivable, net	—	282
Other current assets	252	1,209
Total current assets	454	1,843
Non-Current Assets
Property and equipment, net of accumulated depreciation	—	5,708
Other assets	—	707
Total non-current assets	—	6,415
Total assets	$454	$8,258

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$447	$2,159
Other current liabilities	—	311
Total current liabilities	447	2,470
Non-Current Liabilities
Other liabilities	1,797	1,833
Total non-current liabilities	1,797	1,833
Total liabilities	$2,244	$4,303

Note 5. Marketable Securities

The following table presents certain information on the Company's portfolio of available-for-sale securities at June 30, 2016 and December 31, 2015 (in thousands):

	As of June 30, 2016 (unaudited)
		Gross Unrealized
Description of Securities	Amortized Cost	Gains	Losses	Estimated Fair Value
Marketable securities, current
Corporate notes and bonds	$4,614	$126	$(126)	$4,614
Equity securities	11,842	3,389	(427)	14,804
Mortgage securities	516	1,759	(510)	1,765
Total	$16,972	$5,274	$(1,063)	$21,183

Marketable securities, non-current
Corporate notes and bonds	$244	$379	$(30)	$593
Total	$244	$379	$(30)	$593

	As of December 31, 2015
		Gross Unrealized
Description of Securities	Amortized Cost	Gains	Losses	Estimated Fair Value
Marketable securities, current
Corporate notes and bonds	$15,517	$—	$(28)	$15,489
Mortgage securities	525	1,486	—	2,011
Total	$16,042	$1,486	$(28)	$17,500

Marketable securities, non-current
Corporate notes and bonds	$1,419	$—	$(22)	$1,397
Total	$1,419	$—	$(22)	$1,397

Prior to 2008, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. As a result of those activities, the Company holds mortgage securities that continue to be a source of its earnings and cash flow. As of June 30, 2016 and December 31, 2015, these mortgage securities consisted entirely of the Company's investment in the residual securities issued by securitization trusts sponsored by the Company. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds.

There were no other-than-temporary impairments relating to available-for-sale securities for the three months ended June 30, 2016 and 2015. The weighted average remaining maturity of the Company’s short-term and long-term corporate notes and bonds at June 30, 2016 was 19 months. Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments. See Note 9 to the condensed consolidated financial statements for details on the Company's fair value methodology.

The following table relates to the securitizations where the Company retained an interest in the assets issued by the securitization trust (dollars in thousands):

	Size/Principal Outstanding (A)	Assets on Balance Sheet (B)	Liabilities on Balance Sheet	Maximum Exposure to Loss(C)	Year to Date Loss on Sale	Year to Date Cash Flows (D)
June 30, 2016	$3,405,907	$1,766	$—	$1,766	$—	$2,209
December 31, 2015	3,601,468	2,011	—	2,011	—	3,279

(A)	Size/Principal Outstanding reflects the estimated principal of the underlying assets held by the securitization trust.

(B)	Assets on balance sheet are securities issued by the entity and are recorded in the current marketable securities line item on the condensed consolidated balance sheets.

(C)	The maximum exposure to loss includes the assets held by the Company. The maximum exposure to loss assumes a total loss on the referenced assets held by the securitization trust.

(D)	Year to date cash flows are for the six months ended June 30, 2016 and 2015, respectively.

Note 6. Property and Equipment, Net

All of the Company's property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives of the Company's property and equipment are the lesser of 5 years or remaining lease term for leasehold improvements, 5 years for furniture and fixtures, 3 to 5 years for office and computer equipment, and 1 to 3 years for software.

Maintenance and repairs are charged to expense. Major renewals and improvements are capitalized. Gains and losses on dispositions are credited or charged to earnings as incurred. Depreciation expense for property and equipment is not material. Office furniture with a carrying value of $94,000 was written down to its fair value of $20,000 on June 30, 2016. As a result, we recorded an impairment charge of $74,000 in the three and six month periods ended June 30, 2016.

The following table shows the Company's property and equipment, net as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016 (unaudited)	December 31, 2015
Furniture, fixtures and office equipment	$284	$314
Leasehold improvement	402	402
Hardware and computer equipment	78	157
Software	—	547
Total Cost	764	1,420
Less: Accumulated depreciation and amortization	(549)	(1,062)
Property and equipment, net	$215	$358

Note 7. Borrowings

Senior Notes. The Company has outstanding three series of unsecured senior notes (collectively, the "Senior Notes") pursuant to three separate indentures (collectively, the “Indentures”) with an aggregate principal balance of $85.9 million. The Senior Notes were created through an exchange of the Company's previously outstanding junior subordinated notes that occurred prior to 2015. This exchange was considered a modification of a debt instrument for accounting purposes, therefore the Company uses the effective interest method to accrete from the existing balance as of the modification date to $88.3 million as of June 30, 2016 and to $88.4 million as of December 31, 2015. Under the effective interest method, significant changes in the rate at which a debt instrument accrues interest over its term can result in a recorded balance in excess of the aggregate principal balance of the debt instrument.

The Senior Notes accrued interest at a rate of 1.0% per annum until January 1, 2016 and since then have accrued interest at a rate of three-month LIBOR plus 3.5% per annum (the “Full Rate”). Interest on the Senior Notes is payable on a quarterly basis and no principal payments were due until maturity on March 30, 2033. However, the Company did not make the quarterly interest payments due on March 30 and June 30, 2016 totaling $1.8 million. These interest payments were not made within 30 days after they became due and payable, and remain unpaid, such non-payments constituting events of default under the Indentures. As a result, the Senior Notes have been classified as current liabilities in the June 30, 2016 balance sheet. The trustee under any Indenture or the holders of not less than 25% of the aggregate principal amount of the outstanding Senior

Notes issued pursuant to such Indenture, by notice in writing to the Company (and to the trustee if given by the holders), may declare the principal amount of all the Senior Notes issued under such Indenture to be due and payable immediately. On May 9, 2016, the Company received a notice of acceleration with respect to the Series 1 Senior Notes and the Series 2 Senior Notes, declaring all principal and unpaid interest immediately due and payable. A similar acceleration notice was received on June 6, 2016 with respect to the Series 3 Senior Notes. As of August 11, 2016, the aggregate outstanding principal was $85.9 million under the Senior Notes and the aggregate unpaid interest was $1.8 million.

The Indentures contain certain restrictive covenants (the “Negative Covenants”) subject to certain exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit the Company and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring shares of the Company or its subsidiaries, making payment on debt securities of the Company that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in certain subsidiaries or all or substantially all of the assets of certain subsidiaries unless certain conditions are met. The Negative Covenants remain in effect until the Company satisfies certain financial covenants (the “Financial Covenants”). Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95% (each such term as defined in the Indentures). The Negative Covenants, as defined above, were in effect as of June 30, 2016 and December 31, 2015. Compliance with the Financial Covenants is required only when the Company seeks to take action prohibited by the Negative Covenants that has not been approved by the holders of the Senior Notes.

With respect to the Company's recent divestiture activity, which is discussed further in Note 4 to the condensed consolidated financial statements, the sale of a subsidiary is not prohibited by the Negative Covenants provided that the sale is at fair market value and the proceeds are reinvested in the Company. The Company was in compliance with the Negative Covenants as of June 30, 2016 and December 31, 2015, and therefore the Company was under no obligation to comply with the Financial Covenants during these periods.

Note 8. Commitments and Contingencies

Contingencies – Prior to 2008, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. The Company has received indemnification and loan repurchase demands with respect to alleged violations of representations and warranties (“defects”) and with respect to other alleged misrepresentations and contractual commitments made in loan sale and securitization agreements. These demands have been received substantially beginning in 2006 and have continued into 2016. Prior to the Company ceasing the origination of loans in its mortgage lending business, it sold loans to securitization trusts and other third parties and agreed to repurchase loans with material defects and to otherwise indemnify parties to these transactions. Beginning in 1997 and ending in 2007, affiliates of the Company sold loans to securitization trusts and third parties with the potential of such obligations. The aggregate original principal balance of these loans was $43.1 billion at the time of sale or securitization. The remaining principal balance of these loans is not available as these loans are serviced by third parties and may have been refinanced, sold or liquidated. Claims to repurchase loans or to indemnify under securitization documents have not been acknowledged as valid by the Company. In some cases, claims were made against affiliates of the Company that have ceased operations and have no or limited assets. The Company has not repurchased any loans or made any such indemnification payments since 2010.

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

Although it is not possible to predict the outcome of any legal proceeding, in the opinion of management, other than the active proceedings described in detail below, proceedings and actions against the Company should not, individually, or in the aggregate, have a material effect on the Company's financial condition, operations or liquidity. Furthermore, due to the uncertainty of any potential loss as a result of pending litigation and due to the Company's belief that an adverse ruling is not probable, the Company has not accrued a loss contingency related to the following matters in its consolidated financial statements. However, a material outcome in one or more of the active proceedings described below could have a material impact on the results of operations in a particular quarter or fiscal year. See Note 2 to condensed consolidated financial statements for a description of the impact of the Company’s Chapter 11 Cases on these proceedings.

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

The following tables present for each of the fair value hierarchy levels, the Company's assets which are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$1,844	$1,844	$—	$—
Money market funds	7,900	7,900	—	—
Marketable securities, current:
Corporate notes and bonds	4,614	—	4,614	—
Equity securities	14,803	14,803	—	—
Mortgage securities	1,766	—	—	1,766
Marketable securities, non-current:
Corporate notes and bonds	593	593	—	—
Total	$31,520	$25,140	$4,614	$1,766

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$1,674	$1,674	$—	$—
Money market funds	1,152	1,152	—	—
Marketable securities, current:
Corporate notes and bonds	15,489	—	15,489	—
Mortgage securities	2,011	—	—	2,011
Marketable securities, non-current:
Corporate notes and bonds	1,397	—	1,397	—
Total	$21,723	$2,826	$16,886	$2,011

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

To the extent observable inputs are not available, as is the case with the Company's mortgage securities, the Company estimates fair value using present value techniques and generally does not have the option to choose other valuation methods for these securities. The methods and processes used to estimate the fair value of the Company's mortgage securities are discussed further below. There have been no significant changes to the Company's valuation techniques during the six months ended June 30, 2016. Accordingly, there have been no material changes to the condensed consolidated financial statements resulting from changes to our valuation techniques during the six months ended June 30, 2016.

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

Mortgage securities - available-for-sale. As discussed above and in Note 5 to the condensed consolidated financial statements, the Company's mortgage securities – available-for-sale, are measured at fair value. These securities are valued at each reporting date using significant unobservable inputs (Level 3) by discounting the expected cash flows.

An independent entity has been engaged to prepare projected cash flows and values of the Company's mortgage securities for each quarterly reporting period. Estimates, made by the Company's provider, for key assumptions, most notably the expected life of the security, are used in estimating future cash flows.

The most critical assumption used in estimating the value of the mortgage securities is the length of time the security will continue to provide cash flow. The loan servicer for the underlying mortgage loans, an independent party, retains the right to call our mortgage securities and therefore the decision to call the securitization is beyond the Company's control. In the event that were to occur, the mortgage securities would discontinue generating cash flows. For purposes of valuing the mortgage securities, the independent entity we have engaged to prepare the mortgage security valuations uses a 2-year time frame, after which it is assumed that the securities have been called. Given the long-term nature of the underlying mortgages, if the mortgage security is not called by the servicer, the cash flows could extend for many years, which would indicate a significantly higher value than the Company has recorded.

In addition to owning mortgage securities that represent excess interest, the Company also owns overcollateralization (OC) classes of various securities. These OC bonds represent the difference in the principal of the underlying mortgage loans compared to the bonds sold to third parties. This extra collateral serves as a cushion for losses that has and may occur in the underlying mortgage pool. The OC bonds may receive cash if and when it is determined that actual losses are less than expectations. As of June 30, 2016, the aggregate overcollateralization was $27 million. The timing and amount of cash to be generated by the OC bonds is contingent upon the performance of the underlying mortgage loan collateral. The independent loan servicer controls and manages the individual mortgage loans and therefore the Company has no control over the loan performance. Because of these uncertainties, the Company maintains no value for the OC bonds. The Company may in the future place a value on the OC securities.

The following table provides a reconciliation of the beginning and ending balances for the Company's mortgage securities – available-for-sale, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	For the Six Months Ended June 30,
	2016	2015
Balance, beginning of period	$2,011	$3,381
Increases (decreases) to mortgage securities – available-for-sale:
Total proceeds from paydowns of securities (A)	(223)	(351)
Accretion	215	277
Market value adjustment	(237)	(737)
Net decrease to mortgage securities – available-for-sale	(245)	(811)
Balance, end of period	$1,766	$2,570

(A)    Cash received on mortgage securities with no cost basis was $2.0 million and $2.9 million for the six months ended June 30, 2016 and 2015, respectively.

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

The estimated fair values of the Company's financial instruments are as follows as of June 30, 2016 and December 31, 2015 (in thousands):

	As of June 30, 2016 (unaudited)		As of December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Restricted cash	$112	$112	$598	$435
Marketable securities	21,776	21,776	18,897	18,897
Financial liabilities:
Senior notes	$88,342	$16,731	$88,385	$18,331

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

Restricted cash. As of June 30, 2016, the fair value of restricted cash is not material to the financial statements taken as a whole and the fair value is assumed to be equal to carrying value. As of December 31, 2015, the fair value of restricted cash was estimated by discounting estimated future releases of the cash from restriction. Restricted cash is included in the other current assets and other assets line items in the Company's condensed consolidated balance sheets.

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

Note 10. Income Taxes

Prior to 2015, the Company determined that it was no longer more likely than not that it will recognize a portion of its deferred tax assets. Therefore, as of June 30, 2016 and December 31, 2015, the Company maintained a full valuation allowance against its deferred tax assets of $281.2 million and $281.5 million, respectively. The Company's determination of the extent to which its deferred tax assets will be realized requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods. Because of the full valuation allowance, the Company's effective tax rate is expected to be near 0% and therefore the consolidated income tax expense is not material for any period presented.

As of June 30, 2016 and December 31, 2015, the total gross amount of unrecognized tax benefits was $0.4 million. This amount also represents the total amount of unrecognized tax benefits that would impact the effective tax rate in the respective periods. The Company does not anticipate a material reduction of the unrecognized tax benefits due to the lapse of the related statute of limitations in the next twelve months.

Note 11. Earnings Per Share

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options and nonvested shares. The computations of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015 (in thousands, except share and per share amounts) are as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss from continuing operations	$(1,493)	$(1,782)	$(168)	$(524)
Net loss from discontinued operations	(77)	(11,856)	(12)	(6,143)
Net loss available to common shareholders	$(1,570)	$(13,638)	$(180)	$(6,667)

Denominator:
Weighted average common shares outstanding – basic	91,338,420	91,061,455	91,355,821	91,097,761

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	91,338,420	91,061,455	91,355,821	91,097,761
Stock options	—	—	—	—
Nonvested shares	—	—	—	—
Weighted average common shares outstanding – dilutive	91,338,420	91,061,455	91,355,821	91,097,761

Basic earnings per share:
Net loss from continuing operations	$(0.02)	$(0.02)	$—	$—
Net loss from discontinued operations	—	(0.13)	—	(0.07)
Net loss available to common shareholders	$(0.02)	$(0.15)	$—	$(0.07)

Diluted earnings per share:
Net loss from continuing operations	$(0.02)	$(0.02)	$—	$—
Net loss from discontinued operations	—	(0.13)	—	(0.07)
Net loss available to common shareholders	$(0.02)	$(0.15)	$—	$(0.07)

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

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2016	2015	2016	2015
Number of stock options	5,203	10,148	5,203	10,350
Weighted average exercise price of stock options	$0.70	$0.63	$0.70	$0.62

There were no options granted during the six months ended June 30, 2016. Option grants for the six months ended June 30, 2015 were not significant.

As of June 30, 2016 and 2015, the Company had 1.5 million and 0.4 million nonvested shares outstanding, respectively. These shares, on weighted-average basis, are not included in the calculation of earnings per share for any period presented as they are anti-dilutive. While the nonvested shares granted during 2016 and 2015 vest one year from the date of grant, the nonvested shares granted in prior years vest ratably over their original term of six years.

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

•	Results of Operations – an analysis of our results of operations for the six months ended June 30, 2016 and 2015 as presented in our unaudited condensed consolidated financial statements.

•	Liquidity and Capital Resources – an analysis of our cash flows and financial commitments.

Reorganization

On July 20, 2016, Novation and three of our subsidiaries, NovaStar Mortgage LLC, NovaStar Mortgage Funding Corporation and 2114 Central, LLC, (collectively, the "Debtors"), filed voluntary petitions (the "Bankruptcy Petitions") for reorganization under the Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland (the "Bankruptcy Court"). Our Chapter 11 cases (the "Chapter 11 Cases") are being jointly administered under the case Novation Companies, Inc.., et al, No. 16-19745-DER. We will continue to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. We will account for the bankruptcy in accordance with the Financial Accounting Standards Board (the "FASB") Accounting Standard Codification ("ASC") 852, “Reorganizations”, beginning in the quarterly period ending September 30, 2016.

Pursuant to orders granted by the Bankruptcy Court, we obtained approval to, among other things, pay employee wages and benefits and continue with its existing cash management practices. The Company is able to conduct normal business activities and pay all associated obligations for the period following its bankruptcy filing, and is also authorized to pay and has paid pre-petition employee wages and benefits. During the Chapter 11 Cases, all transactions outside the ordinary course of business require the prior approval of the Bankruptcy Court.

For the duration of our Chapter 11 Cases, our operations and ability to develop and execute our business plan are subject to the risks and uncertainties associated with the Chapter 11 process. For example, negative events associated with our Chapter 11 Cases could adversely affect our relationships with our service providers and other third parties and our ability to retain employees, which in turn could adversely affect our operations and financial condition. For a description of these and other risks, please see Part II, Item 1A. “Risk Factors.” As a result of these risks and uncertainties, the number of our outstanding shares and shareholders, assets, liabilities, officers and directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of our operations, assets and plans included in this quarterly report may not accurately reflect our operations, assets and plans following the Chapter 11 process. The significant recent events surrounding the Bankruptcy Petitions raise significant doubts about our ability to continue as a going concern. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and our reported income and expenses could be required and could be material.

As discussed in Notes 1 and 7 to the condensed consolidated financial statements and in the Liquidity and Capital Resources section of this MD&A, the Company did not make the quarterly Senior Notes interest payments due on March 30, 2016 and June 30, 2016, totaling $1.8 million. These interest payments were not made within 30 days after they became due and payable, and remain unpaid, such non-payment constituting events of default under the Indentures. As a result, the Senior Notes have been classified as current liabilities in the June 30, 2016 balance sheet. On May 9, 2016, the Company received a notice of acceleration with respect to the Series 1 Senior Notes and the Series 2 Senior Notes, declaring all principal and unpaid interest immediately due and payable. A similar acceleration notice was received on June 6, 2016 with respect to the Series 3 Senior Notes. See “Liquidity and Capital Resources” below for additional discussion regarding the implications of default and acceleration under the Senior Notes.

Corvisa Sale

On December 21, 2015, the Company entered into a Membership Interest Purchase Agreement (the "Purchase Agreement") with ShoreTel, Inc. ("ShoreTel"), pursuant to which ShoreTel agreed to purchase all of the membership interests of Corvisa LLC ("Corvisa") from Corvisa Services LLC, a wholly-owned subsidiary of the Company, subject to the terms and conditions of the Purchase Agreement. This transaction closed on January 6, 2016. Additional details of this and related transactions is discussed in Note 4 to the condensed consolidated financial statements.

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

Table 1 – Summary of Financial Highlights and Key Performance Metrics (dollars in thousands; except per share amounts)

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$9,744	$2,826
Marketable securities	21,776	18,897

	For the Six Months Ended June 30,
	2016	2015
Net loss available to common shareholders, per diluted share	$(0.02)	$(0.15)

Critical Accounting Policies
In our 2015 Form 10-K, we disclose critical accounting policies that require management to use significant judgment or that require significant estimates. Management regularly reviews the selection and application of our critical accounting policies. Other than as discussed below and in Note 3 to the condensed consolidated financial statements, there have been no updates to the critical accounting policies contained in the 2015 Form 10-K.

Recently Issued Accounting Pronouncements that May Impact Our Financial Statements
In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02 Leases, a new standard on accounting for leases. ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized). Furthermore, this ASU addresses other concerns related to the current leases model. For example, this ASU eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. The standard also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. The new model represents a wholesale change to lease accounting. As a result, entities will face significant implementation challenges during the transition period and beyond, such as those related to:

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

Results of Operations
Interest Income – Mortgage Securities
Interest income on the mortgage securities decreased to approximately $2.2 million during the six months ended June 30, 2016 compared to $3.2 million during the six months ended June 30, 2015. Similarly, interest income on the mortgage securities decreased to approximately $1.1 million during the three months ended June 30, 2016 compared to $1.7 million during the three months ended June 30, 2015. Fluctuations in the interest income received from our mortgage portfolio are typically due to factors beyond the Company's control, such as the performance of the underlying loan collateral, prepayment speeds, interest rates, etc. The Company expects interest income and cash flow from its mortgage securities to decline as the principal on the underlying loan collateral is paid, written down, or written off.

General and Administrative
General and administrative expenses consist of salaries, office costs, legal and professional expenses and other customary costs of corporate administration. The future amount of general and administrative expenses will depend largely on corporate activities, professional fees associated with those activities and staffing needs based on the evolving business strategy.

Other Income
During the first quarter of 2016, the Company used available cash to acquire various equity and fixed income securities as part of its strategy to generate taxable earnings. Other income for the three and six months ended June 30, 2016 consists primarily of the interest, dividend, and other income received from these securities. Fluctuations in the income received from these securities are generally beyond the Company's control. Other income was not material for the three and six months ended June 30, 2015.

Interest Expense
Interest expense was materially consistent period over period, with the Company incurring $1.7 million and $1.6 million during the six months ended June 30, 2016 and 2015, respectively. Similarly, interest expense was materially unchanged during the three month periods ended June 30, 2016 and 2015 at $0.9 million and $0.8 million, respectively. See "Liquidity and Capital Resources" below and Note 7 to the condensed consolidated financial statements for additional information regarding the Company's borrowings.

Income Tax Expense
The income tax expense was not material for any period presented.

Liquidity and Capital Resources
As of June 30, 2016, the Company had approximately $9.7 million in unrestricted cash and cash equivalents and $0.2 million of restricted cash, portions of which are included in the other current assets and other assets line items on the condensed consolidated balance sheet. In addition, the Company held approximately $21.8 million in marketable securities, which consist of $5.2 million in corporate notes and bonds with a weighted average remaining maturity of 19 months as of June 30, 2016, $14.8 million of equity securities and $1.8 million in mortgage securities, which contributed approximately $2.2 million in cash flows during the six months ended June 30, 2016. The Company's marketable securities are classified as available-for-sale as of June 30, 2016 and are included in the current and non-current marketable securities line items on the condensed consolidated balance sheet as of June 30, 2016. For additional information regarding the Company's marketable securities, see the condensed consolidated statements of cash flow and Note 5 to the condensed consolidated financial statements. The Company's ongoing contractual obligations consist primarily of the Senior Notes (as defined below) and obligations under its operating lease agreements.

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

The Company's available cash and other liquid assets are not sufficient to meet the demands of the holders of the
Senior Notes. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As discussed in “Reorganization” above and in Note 2 to the condensed consolidated financial statements, the Company filed for reorganization under the Bankruptcy Code in the Bankruptcy Court. As discussed in Notes 1 and 7 to the condensed consolidated financial statements, the Company did not make the quarterly interest payments due on March 30 and June 30, 2016, totaling $1.8 million, as required under the Senior Notes and related Indentures. These interest payments were not made within 30 days after they became due and payable, and remain unpaid, such non-payments constituting events of default under the Indentures. The trustee under any Indenture or the holders of not less than 25% of the aggregate principal amount of the outstanding Senior Notes issued pursuant to such Indenture, by notice in writing to the Company (and to the trustee if given by the holders), may declare the principal amount of all the Senior Notes issued under such Indenture to be due and payable immediately. On May 9, 2016, the Company received a notice of acceleration with respect to the Series 1 Senior Notes and the

Series 2 Senior Notes, declaring all principal and unpaid interest immediately due and payable. A similar acceleration notice was received on June 6, 2016 with respect to the Series 3 Senior Notes. As of August 11, 2016, the aggregate outstanding principal was $85.9 million under the Senior Notes and the aggregate unpaid interest was $1.8 million.

The Indentures contain certain restrictive covenants (the “Negative Covenants”) subject to certain exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit the Company and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring shares of the Company or its subsidiaries, making payment on debt securities of the Company that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in certain subsidiaries or all or substantially all of the assets of certain subsidiaries unless certain conditions are met. The Negative Covenants remain in effect until the Company satisfies certain financial covenants (the “Financial Covenants”). Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95% (each such term as defined in the Indentures). The Negative Covenants, as defined above, were in effect as of June 30, 2016 and December 31, 2015. Compliance with the Financial Covenants is required only when the Company seeks to take action prohibited by the Negative Covenants that has not been approved by the holders of the Senior Notes.

With respect to the Company's recent divestiture activity, which is discussed further in Note 4 to the condensed consolidated financial statements, the sale of a subsidiary is not prohibited by the Negative Covenants provided that the sale is at fair market value and the proceeds are reinvested in the Company. The Company was in compliance with all Negative Covenants as of June 30, 2016.

As discussed in Note 8 to the condensed consolidated financial statements, the Company is also the subject of various legal proceedings, the outcomes of which are uncertain. We may also face demands in the future that are unknown to us today related to our legacy lending and servicing operations.

Based on current projections, the Company believes its existing liquid assets, as described above, and the ongoing cash flows from its mortgage securities portfolio will be sufficient to meet normal operating cash needs, which exclude the demands of the holders of the Senior Notes discussed above.

Overview of Cash Flow for the Six Months Ended June 30, 2016
The following table provides a summary of our operating, investing and financing cash flows as taken from our condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015.

Table 3 – Summary of Operating, Investing and Financing Cash Flows (dollars in thousands)

	For the Six Months Ended June 30,
	2016	2015
Consolidated Statements of Cash Flows:
Cash used in operating activities	$(1,731)	$(11,839)
Cash flows provided by investing activities	8,499	11,305
Cash flows used in financing activities of continuing operations	—	(78)

Operating Activities
The decrease in net cash flows used in operating activities to $1.7 million during the six months ended June 30, 2016 from $11.8 million during the six months ended June 30, 2016 was driven by the sale of Corvisa, which dramatically decreased the Company's net loss and operating cash requirements.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2016, the Company had outstanding $85.9 million aggregate principal balance of its Senior Notes. The Company did not make the quarterly interest payments on the Senior Notes due on March 30 and June 30, 2016, totaling approximately $1.8 million. These interest payments were not made within 30 days after they became due and payable, and remain unpaid, such non-payment constituting events of default under the Indentures. The trustee under any Indenture or the holders of not less than 25% of the aggregate principal amount of the outstanding Senior Notes issued pursuant to such Indenture, by notice in writing to the Company (and to the trustee if given by the holders), may declare the principal amount of all the Senior Notes issued under such Indentures to be due and payable immediately. On May 9, 2016, the Company received a notice of acceleration with respect to the Accelerated Notes, declaring all principal and unpaid interest immediately due and payable. A similar acceleration notice was received on June 6, 2016 with respect to the Series 3 Senior Notes. Management will actively pursue negotiation with the holders to modify or restructure the Senior Notes. However, there can be no assurance that negotiations will be successful and if the Company is not successful in such negotiations it will result in a material adverse effect on our financial condition.

We are subject to risks and uncertainties associated with our Chapter 11 proceedings.

For the duration of our Chapter 11 proceedings, our operations and our ability to develop and execute our business strategy, and our continuation as a going concern are subject to the risks and uncertainties associated with bankruptcy. These risks include the following:

•	Our ability to develop, confirm and consummate a Chapter 11 plan or other restructuring transaction;

•	Our ability to obtain court approval with respect to Chapter 11 proceedings from time to time;

•	Our ability to maintain our relationships with our suppliers, service providers, employees, and other third parties;

•	Our ability to execute on our strategy of acquiring operating businesses or make other investments that generate taxable earnings;

•	The ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;

•
The ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a Chapter 11 plan, to appoint a Chapter 11 trustee, or to convert the Chapter 11 proceedings to a Chapter 7 proceeding; and

•	The actions and decisions of our creditors or other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events associated with our Chapter 11 proceedings could adversely affect our relationships with our employees and other third parties, which in turn could adversely affect our operations and financial condition. Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities, including to execute on our strategy of acquiring operating businesses or make other investments that generate taxable earnings. Because of the risks and uncertainties associated with our Chapter 11 proceedings, we cannot accurately predict or quantify the ultimate impact of events which could occur during our Chapter 11 proceedings that may be inconsistent with our plans.

Operating under Bankruptcy Court protection for a long period of time may harm our business.

Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, results of operations and liquidity. So long as the proceedings related to the Chapter 11 proceedings continue, our Board and management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other personnel necessary to the success our business.

So long as the proceedings related to the Chapter 11 proceedings continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 proceeding. If we are unable to fund these expenses, our chances of successfully reorganizing our business may be seriously jeopardized, the likelihood that we instead will be required to liquidate our assets may be enhanced, and, as a result, any securities in the Debtor could become further devalued or become worthless.

We cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to a plan of reorganization. Even once a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from Chapter 11 proceedings.

Due to our Chapter 11 proceedings, our outstanding shares of common stock may be canceled and holders of our common stock may not be entitled to any payment in respect of their shares.

As a result of our Chapter 11 Cases, all of our outstanding shares of common stock may be canceled and holders of our common stock may not be entitled to any payment in respect of their shares. In addition, certain of our obligations to certain of our creditors may be satisfied by the issuance of shares of common stock in satisfaction of their claims. The value of any common stock so issued may be less than the face value of our obligations to those creditors and, if our common stock remains traded on an over-the-counter market, its price may be volatile. We would expect trading in our common stock to be limited, and our shareholders may not be able to resell our common stock for their purchase price or at all. Furthermore, our current shareholders may receive no continuing interest in us once we emerge from Chapter 11.

We may not be able to obtain confirmation of a Chapter 11 plan of reorganization.

To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to a Chapter 11 plan of reorganization (the “Plan”), solicit and obtain the requisite acceptances of such a Plan and fulfill other statutory conditions for confirmation of such a Plan, which have not occurred to date. The confirmation process is subject to numerous unanticipated potential delays, including a delay in the Bankruptcy Court’s commencement of the confirmation hearing regarding our Plan. If a Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

We face uncertainty regarding the adequacy of our liquidity and capital resources.

In addition to the cash requirements necessary to fund ongoing operations, we have incurred, and will continue to incur, significant professional fees and costs throughout our Chapter 11 proceedings. We cannot assure you that cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to Chapter 11 cases until we are able to emerge from our Chapter 11 proceedings.

Our liquidity, including our ability to meet our ongoing operation obligations, is dependent upon, among other things; (i) our ability to comply with the terms and conclusion of any cash collateral order entered by the Bankruptcy Court in connection with the Chapter 11 proceedings, (ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash flow from operations, (iv) our ability to develop, confirm and consummate a Chapter 11 plan or other alternative restructuring transaction, and (v) the cost, duration and outcome of the Chapter 11 proceedings. Our ability to maintain adequate liquidity depends in part upon industry conditions and general economic, financial, competitive, regulatory and other factors beyond our control. Our liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

If the Bankruptcy Court finds that it would be in the best interest of creditors and/or the Debtors, the Bankruptcy Court may convert our Chapter 11 bankruptcy case to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate the Debtors’ assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in a significantly smaller distributions being made to our creditors than those provided for in a Chapter 11 plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing or selling in a controlled manner our businesses as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with cessation of operations.

We may be subject to claims that will not be discharged in the Chapter 11 proceedings, which could have a material adverse effect on our financial condition and results or operations.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to July 20, 2016 or before confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the terms of the plan of reorganization. Any claims not ultimately discharged through a plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

Our financial results may be volatile and may not reflect historical trends.

During the Chapter 11 proceedings, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the bankruptcy filing.

Transfers of our equity, or issuances of equity in connection with our Chapter 11 proceedings, may impair our ability to utilize our federal income tax net operating loss carryforwards in future years.

Under federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses carried forward from prior years. Our ability to utilize our net operating loss carryforwards to offset future taxable income and to reduce federal income tax liability is subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in section 382 of the Internal Revenue Code (the "Code"), then our ability to use our net operating loss carryforwards may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, there is an “ownership change” if one or more shareholders owning 5% or more of a corporation’s common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three-year period. Following the implementation of a plan of reorganization, it is possible that an “ownership change” may be deemed to occur. Under section 382 of the Code, absent an applicable exception, if a corporation undergoes an “ownership change,” the amount of its net operating losses that may be utilized to offset future taxable income generally is subject to an annual limitation. Even if the net operating loss carryforwards is subject to limitation under Section 382, the net operating losses can be reduced from the amount of discharge of indebtedness arising in a Chapter 11 case under Section 108 of the Code.

Loss of additional personnel could adversely affect our operations.

Execution of our strategy and maintenance of our existing business is dependent on a small group of employees. Our recent liquidity issues and our Chapter 11 proceedings have created distractions and uncertainty for our employees. As a result, we may experience increased levels of employee attrition. Loss of personnel could have a material adverse effect on our ability to meet regulatory and other administrative requirements, thereby adversely affecting our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
See the "Liquidity and Capital Resources section of the MD&A above for a detailed discussion of events of default under the Senior Notes and related Indentures.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None

Item 6. Exhibits

Exhibit No.	Description of Document
31.1	Chief Executive Officer and Chief Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Novation Companies, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Shareholders' Deficit for the three and six months ended June 30, 2016 and 2015, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVATION COMPANIES, INC.

DATE:	August 12, 2016	/s/ Rodney E. Schwatken
Rodney E. Schwatken, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)