Form 10-Q
period 2016-09-30
NOVATION COMPANIES, INC.
filed 2016-11-14
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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
Yes ☐ No ☒

The number of shares of the Registrant's Common Stock outstanding on November 9, 2016 was 92,844,907.

NOVATION COMPANIES, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2016

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2016 (unaudited)	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$14,917	$2,826
Marketable securities, current	17,388	17,500
Other current assets	809	1,119
Current assets of discontinued operations	448	1,843
Total current assets	33,562	23,288
Non-current Assets
Marketable securities, non-current	802	1,397
Property and equipment, net of accumulated depreciation	142	358
Other assets	314	481
Non-current assets of discontinued operations	—	6,415
Total non-current assets	1,258	8,651
Total assets	$34,820	$31,939
Liabilities and Shareholders' Deficit
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$573	$1,453
Current liabilities of discontinued operations	—	2,470
Total current liabilities	573	3,923
Non-current liabilities
Senior notes	—	88,385
Other liabilities	75	391
Non-current liabilities of discontinued operations	—	1,833
Total non-current liabilities	75	90,609
Total liabilities not subject to compromise	648	94,532
Liabilities subject to compromise	91,394	—
Total liabilities	92,042	94,532

Commitments and contingencies

Shareholders' deficit:
Capital stock, $0.01 par value per share, 120,000,000 shares authorized:
Common stock, 92,844,907 and 92,748,753 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	928	928
Additional paid-in capital	744,863	744,575
Accumulated deficit	(808,657)	(809,532)
Accumulated other comprehensive income	5,644	1,436
Total shareholders' deficit	(57,222)	(62,593)
Total liabilities and shareholders' deficit	$34,820	$31,939

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share amounts)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2016	2015	2016	2015
Income and Revenues:
Interest income – mortgage securities	$3,635	$4,585	$1,435	$1,379
Total	3,635	4,585	1,435	1,379

General and administrative expenses	3,563	4,627	708	1,450
Total	3,563	4,627	708	1,450

Other income (loss)	1,449	(31)	539	32
Reorganization items, net	1,326	—	1,326	—
Interest expense	(1,914)	(2,414)	(181)	(773)

Income (loss) from continuing operations before income taxes	933	(2,487)	2,411	(812)
Income tax (benefit) expense, continuing operations	(19)	2	(34)	(105)
Net income (loss) from continuing operations	952	(2,489)	2,445	(707)
Loss from discontinued operations, net of income taxes	(77)	(18,388)	—	(6,532)
Net income (loss)	$875	$(20,877)	$2,445	$(7,239)

Earnings (Loss) Per Share attributable to Novation:
Basic	$0.01	$(0.23)	$0.03	$(0.08)
Diluted	$0.01	$(0.23)	$0.03	$(0.08)
Weighted average basic shares outstanding	91,345,504	91,103,880	92,180,484	91,187,345
Weighted average diluted shares outstanding	92,185,518	91,103,880	92,465,111	91,187,345

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$875	$(20,877)	$2,445	$(7,239)

Other comprehensive income (loss):
Unrealized gains realized upon the sale of securities	(100)	—	—	—
Change in unrealized gain on marketable securities – available-for-sale	4,308	(739)	1,084	(57)
Total other comprehensive income (loss)	4,208	(739)	1,084	(57)
Total comprehensive income (loss)	$5,083	$(21,616)	$3,529	$(7,296)

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(unaudited; in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Deficit
Balance, December 31, 2015	$928	$744,575	$(809,532)	$1,436	$(62,593)
Compensation recognized under stock compensation plans	—	288	—	—	288
Net income	—	—	875	—	875
Other comprehensive income	—	—	—	4,208	4,208
Balance, September 30, 2016	$928	$744,863	$(808,657)	$5,644	$(57,222)

Balance, December 31, 2014	$915	$743,919	$(780,803)	$2,619	$(33,350)
Compensation recognized under stock compensation plans	—	479	—	—	479
Issuance of nonvested shares, 1,269,234 shares	13	(13)	—	—	—
Net loss	—	—	(20,877)	—	(20,877)
Other comprehensive loss	—	—	—	(739)	(739)
Balance, September 30, 2015	$928	$744,385	$(801,680)	$1,880	$(54,487)

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$875	$(20,877)
Net loss from discontinued operations	(77)	(18,388)
Net income (loss) from continuing operations	952	(2,489)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Amortization of marketable securities, net	25	244
Amortization of deferred debt issuance costs and senior debt premium	(2,399)	1,861
Adjustment to deferred debt issuance costs and senior debt premium	(48)	—
Deferred taxes	—	(2)
Provision for bad debt, net	—	110
Loss on disposal and impairments of fixed assets	111	—
Realized gain on sale of marketable securities	(100)	—
Compensation recognized under stock compensation plans	264	479
Depreciation and amortization expense	86	113
Changes in:
Due from discontinued operations	(30)	(1,544)
Other current assets and liabilities, net	260	(774)
Other noncurrent assets and liabilities, net	(201)	(66)
Accounts payable and accrued expenses	2,052	(920)
Net cash from (used in) operating activities of continuing operations	972	(2,988)
Net cash used in operating activities of discontinued operations	(1,919)	(15,283)
Net cash used in operating activities	(947)	(18,271)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	17,697	21,994
Proceeds from paydowns of notes receivable	21	—
Proceeds from sale of subsidiary, net	7,643	—
Purchases of marketable securities	(12,707)	—
Proceeds from restricted cash	368	—
Proceeds from sales of property and equipment	19	—
Purchases of property and equipment	—	(4)
Net cash provided by investing activities of continuing operations	13,041	21,990
Net cash used in investing activities of discontinued operations	(159)	(4,283)
Net cash provided by investing activities	12,882	17,707

Cash flows from financing activities:
Cash payments for contributions of capital to discontinued operations	(205)	(18,080)
Net cash used in financing activities of continuing operations	(205)	(18,080)
Net cash provided by financing activities of discontinued operations	205	17,891
Net cash used in financing activities	—	(189)

Cash and cash equivalents, including discontinued operations:
Net increase (decrease)	11,935	(753)
Beginning of period	3,178	5,654
End of period	$15,113	$4,901

Supplemental disclosure of cash flow information:
Cash paid for reorganization items	$426	$—
Cash paid for interest	—	663
Cash income taxes paid (received), net	(12)	753

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the period ended September 30, 2016 (Unaudited)

Note 1. Financial Statement Presentation

Description of Operations – Novation Companies, Inc. (the “Company” or “Novation” or “we” or “us”) is in the process of implementing its strategy to acquire operating businesses or making other investments that generate taxable earnings. As of the date of these condensed consolidated financial statements, the Company has not yet identified any specific acquisition targets.

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

Liquidity and Going Concern – As of September 30, 2016, the Company had approximately $14.9 million in unrestricted cash and cash equivalents and $0.2 million of restricted cash, portions of which are included in the other current assets and other assets line items on the condensed consolidated balance sheet. In addition, the Company held approximately $18.2 million in marketable securities, which consist of $0.8 million in corporate notes and bonds with a weighted average remaining maturity of 19 months as of September 30, 2016, $15.9 million of equity securities and $1.5 million in mortgage securities. The Company's marketable securities are classified as available-for-sale as of September 30, 2016 and are included in the current and non-current marketable securities line items on the condensed consolidated balance sheet as of September 30, 2016. For additional information regarding the Company's marketable securities, see the condensed consolidated statements of cash flow and Note 5 to the condensed consolidated financial statements.

As discussed in Note 7, the Company did not make the quarterly interest payments due on March 30, June 30 and September 30, 2016, totaling $2.7 million, as required under the Company's three series of Senior Notes and three related Indentures (each as defined in Note 7). These interest payments were not made within 30 days after they became due and payable, and remain unpaid, such non-payment constituting events of default under the Indentures. The trustee under any Indenture or the holders of not less than 25% of the aggregate principal amount of the outstanding Senior Notes issued pursuant to such Indenture, by notice in writing to the Company (and to the trustee if given by the holders), may declare the principal amount of all of the Senior Notes issued under such Indenture to be due and payable immediately. On May 9, 2016, the Company received a notice of acceleration with respect to the Series 1 Senior Notes and the Series 2 Senior Notes declaring all principal and unpaid interest immediately due and payable. A similar acceleration notice was received on June 6, 2016 with respect to the Series 3 Senior Notes. Because the Senior Notes are expected to be impacted by the bankruptcy reorganization process, the Company discontinued accrued interest on the notes after the date of the Bankruptcy Petitions (as defined below). As of September 30,
2016 the aggregate outstanding principal under the Senior Notes was $85.9 million, and the recorded aggregate interest liability was $2.0 million.

The Company's available cash and other liquid assets are not sufficient to meet the demands of the holders of the Senior Notes. As discussed in Note 2 to the condensed consolidated financial statements, the Company and three of its subsidiaries filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland (the “Bankruptcy Court”). These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to reorganize and exit the Chapter 11 proceedings and will actively pursue negotiation with the holders to modify or restructure the Senior Notes. However, there can be no assurance that these efforts will be successful.

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

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

Financial statements for the period following the Chapter 11 filing through the confirmation of a plan of reorganization distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenue, expenses, realized gains and losses and provision for losses directly associated with the reorganization or restructuring of the business are reported separately as Reorganization items, net, in the condensed consolidated statement of operations. The condensed consolidated balance sheet distinguishes pre-petition liabilities subject to compromise, pre-petition liabilities that are not subject to compromise and post-petition liabilities. Liabilities subject to comprise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash used for reorganization items is disclosed separately in the condensed consolidated statements of cash flows.

For the nine months ended September 30, 2015, the Company's condensed consolidated statement of cash flows includes a reclassification correction of $0.4 million from accretion of marketable securities to proceeds from sales and maturities of marketable securities. The reclassification was made to correct an error in that statement as previously presented.

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

Note 2. Reorganization

On July 20, 2016, Novation and three of its subsidiaries, NovaStar Mortgage LLC, NovaStar Mortgage Funding Corporation and 2114 Central LLC (collectively, the “Debtors”), filed the Bankruptcy Petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors’ Chapter 11 cases (the “Chapter 11 Cases”) are being jointly administered under the case Novation Companies, Inc., et al, No. 16-19745-DER. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Beginning with the quarterly period ended September 30, 2016, the Company accounts for the bankruptcy in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations.”

Pursuant to orders granted by the Bankruptcy Court, the Company obtained approval to, among other things, pay employee wages and benefits and continue with its existing cash management practices. The Company can conduct normal business activities and pay all associated obligations for the period following its bankruptcy filing, and is also authorized to pay and has paid pre-petition employee wages and benefits. During the Chapter 11 Cases, all transactions outside the ordinary course of business require the prior approval of the Bankruptcy Court.

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

On August 1, 2016, the United States Trustee for the District of Maryland appointed an official committee for unsecured creditors of all of the Debtors (the “UCC”).

On August 23, 2016, the Debtors filed with the Bankruptcy Court a Schedule of Assets and Liabilities and Statement of Financial Affairs (collectively, the “Schedules and Statements”) setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. The Schedules and Statements may be subject to further amendment or modification after filing. Certain holders of pre-petition claims are required to file proofs of claim by the deadline for filing certain proofs of claims in the Debtors’ Chapter 11 Cases, which deadline is November 15, 2016, for pre-petition general unsecured claims and January 17, 2017, for governmental claims. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process. The ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

Under the Bankruptcy Code, we have the exclusive right to file a plan of reorganization under Chapter 11 through and including November 17, 2016, and to solicit acceptances of such plan through January 16, 2017. On October 19, 2016, the Company filed a motion to extend their exclusive right to file a  plan(s) for an additional ninety days, through and including February 15, 2017 and solicit acceptances thereof through and including  April 17, 2017, subject to the right to seek further extensions.  The UCC filed an objection to the motion to extend the exclusive periods.  At a hearing held on November 9, 2016, the Bankruptcy Court granted the Company’s motion and extended the exclusive periods for an additional ninety days.
We plan to emerge from our Chapter 11 Cases after we obtain approval from the Bankruptcy Court for a Chapter 11 plan of reorganization. Among other things, a Chapter 11 plan of reorganization will determine the rights and satisfy the claims of our creditors and security holders. The terms and conditions of a Chapter 11 plan of reorganization will be determined through negotiations with our stakeholders and, possibly, decisions by the Bankruptcy Court. Under the absolute priority scheme established by the Bankruptcy Code, unless our creditors agree otherwise, all of our pre-petition liabilities and post-petition liabilities must be satisfied in full before the holders of our existing common stock can receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation and implementation of a plan or plans of reorganization. We can give no assurance that any recovery or distribution of any amount will be made to any of our creditors or shareholders. Our plan of reorganization could result in any of the holders of our liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. Moreover, a plan of reorganization can be confirmed, under the Bankruptcy Code, even if the holders of our common stock vote against the plan and even if the plan provides that the holders of our common stock receive no distribution on account of their equity interests.

The condensed consolidated financial statements presented here include amounts classified as “liabilities subject to compromise.” This amount represents estimates of known or potential pre-petition claims expected to be resolved in connection with our Chapter 11 proceedings. Additional amounts may be included in liabilities subject to compromise in future periods if we elect to reject executory contracts and unexpired leases as part of our Chapter 11 Cases. Due to the uncertain nature of many of the potential claims, the magnitude of potential claims is not reasonably estimable at this time. Potential claims not currently included with liabilities subject to compromise in our consolidated balance sheets may be material. Differences between amounts we are reporting as liabilities subject to compromise in this Quarterly Report on Form 10-Q and the amounts attributable to such matters claimed by our creditors or approved by the Bankruptcy Court may be material. We will continue to evaluate our liabilities throughout the Chapter 11 process and may make adjustments in future periods as necessary and appropriate. These adjustments may be material.

Under the Bankruptcy Code, we may assume, assign, or reject executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and other conditions. If we reject a contract or lease, such rejection generally is treated as a pre-petition breach of the contract or lease, subject to exceptions, relieves the Debtors of performing their future obligations under such contract or lease and entitles the counterparty thereto to a pre-petition general unsecured claim for damages caused by the breach. If we assume an executory contract or unexpired lease, we are generally required to cure any existing monetary defaults under the contract or lease and provide adequate assurance of future performance to the counterparty. Accordingly, any description of an executory contract or unexpired lease in this Quarterly Report on Form 10-Q, including any quantification of our obligations under any such contract or lease, is wholly qualified by the rejection rights we have under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and we expressly preserve all of our rights with respect thereto. As of September 30, 2016, liabilities subject to compromise include (in thousands):

Obligations under the Senior Notes (see Note 7), including accrued interest through the petition date	$87,918
Liabilities associated with the discontinued operations of Advent	2,236
Claims and other liabilities related to operating leases	658
Income tax liabilities	300
Other	282
Liabilities subject to compromise	$91,394

To the best of our knowledge, we have notified all of our known current or potential creditors that the Debtors have filed Chapter 11 Cases. In addition, on August 23, 2016, each of the Debtors filed the Schedules and Statements with the Bankruptcy Court. These documents set forth, among other things, the assets and liabilities of each of the Debtors, including executory contracts to which each of the Debtors is a party. The Schedules and Statements are subject to the qualifications and assumptions included therein, and are subject to amendment or modification as our Chapter 11 Cases proceed. Many of the claims identified in the Schedules and Statements are listed as disputed, contingent or unliquidated. In addition, there may be differences between the amounts for certain claims listed in the Schedules and Statements and the amounts claimed by our creditors. These differences will be investigated and resolved as part of our claims resolution process in our Chapter 11 Cases. Pursuant to the Federal Rules of Bankruptcy Procedure, creditors who wish to assert pre-petition claims against us and whose claim (i) is not listed in the Schedules and Statements or (ii) is listed in the Schedules and Statements as disputed, contingent, or unliquidated, must file a proof of claim with the Bankruptcy Court prior to the bar date set by the court. The bar dates are November 15, 2016, for non-governmental creditors, and January 17, 2017, for governmental creditors.

As of November 9, 2016, approximately $228.7 million in claims have been filed with the Bankruptcy Court against the Debtors by 9 claimants. We expect additional claims to be filed prior to the bar dates. In addition, creditors who have already filed claims may amend or modify their claims in ways we cannot now predict. The amounts of additional claims may be material. Similarly, amendments or modifications to claims already filed may be material. We will investigate and evaluate all claims in connection with our plan of reorganization. As part of the process, we will work to resolve differences in amounts scheduled by the Debtors and the amounts of claims filed by creditors, including through the filing of objections with the Bankruptcy Court where appropriate.

We have substantial tax net operating loss carryforwards and other tax attributes. Under the U.S. Internal Revenue Code (the "Code"), our ability to use these net operating losses and other tax attributes may be limited if we experience a change of control, as determined under the Code. Accordingly, we obtained an order from the Bankruptcy Court that is intended to protect our ability to use our tax attributes by imposing certain notice procedures and transfer restrictions on the trading of the Company’s common stock. In general, the order applies to any person or entity that, directly or indirectly, beneficially owns (or would beneficially own as a result of a proposed transfer) at least 4.5% of the Company’s common stock. Such persons are required to notify us and the Bankruptcy Court before effecting a transaction that might result in us losing the ability to use our tax attributes, and we have the right to seek an injunction to prevent the transaction if it might adversely affect our ability to use our tax attributes. Any purchase, sale or other transfer of our equity securities in violation of the restrictions of the order is null and void ab initio as an act in violation of a Bankruptcy Court order and would therefore confer no rights on a proposed transferee.

We have incurred and will continue to incur significant costs associated with our reorganization and the Chapter 11 proceedings. We expect these costs, which are being expensed as incurred, will significantly affect our results of operations. In addition, a non-cash charge to write-off the unamortized debt issuance costs related to our Senior Notes is included in

“Reorganization items, net” as these debt instruments are expected to be impacted by the bankruptcy reorganization process. For the three and nine months ended September 30, 2016 reorganization items include (in thousands):

Adjustments to deferred debt issuance costs and senior debt premium	$2,399
Professional fees	(763)
Adjustments to other liabilities for claims made or rejected contracts	(293)
Other	(17)
Reorganization items, net	$1,326

Note 3. New Accounting Pronouncements

On August 26, 2016, the FASB issued Accounting Standards Update ("ASU") 2016-15, which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The ASU’s amendments add or clarify guidance on eight cash flow issues:

•	Debt prepayment or debt extinguishment costs.

•	Settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing.

•	Contingent consideration payments made after a business combination.

•	Proceeds from the settlement of insurance claims.

•	Proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies.

•	Distributions received from equity method investees.

•	Beneficial interests in securitization transactions.

•	Separately identifiable cash flows and application of the predominance principle.

For the Company, the new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Management has not determined if this guidance will have a significant impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02 Leases, a new standard on accounting for leases. ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized). Furthermore, this ASU addresses other concerns related to the current leases model. For example, this ASU eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. The standard also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. The new model represents a wholesale change to lease accounting. As a result, entities will face significant implementation challenges during the transition period and beyond, such as those related to:

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

During 2015, the Company incurred approximately $0.8 million in severance and related one-time termination benefits associated with this transaction. Approximately $0.1 million of this expense was included in current liabilities of discontinued operations at December 31, 2015. Also during 2015, the Company incurred $0.5 million of legal and audit fees related to this transaction. Due to the timing of the sale, no portion of these costs is reflected in the net loss from discontinued operations for the three and nine months ended September 30, 2015.

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

Results of Discontinued Operations

For the three and nine months ended September 30, 2015, net loss from discontinued operations consists primarily of the net operating losses of Corvisa and any necessary eliminations and income tax expense. For the three and nine months ended September 30, 2016 the net loss from discontinued operations consists of the gain on the sale of Corvisa, offset by transaction-related costs.

The results of the Company's discontinued operations are summarized below (in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2016	2015	2016	2015
Service fee income	$—	$2,557	$—	$877

Income (loss) from discontinued operations before income taxes	$(77)	$(18,388)	$—	$(6,532)
Income tax expense (benefit)	—	—	—	—
Income (loss) from discontinued operations, net of income taxes	$(77)	$(18,388)	$—	$(6,532)

The assets and liabilities of discontinued operations as of September 30, 2016 relate entirely to Advent. As of September 30, 2016, the current liabilities of discontinued operations were comprised of unclaimed funds and fees withheld from Advent's business partners for various violations of Advent's compliance program. Unclaimed funds will be escheated to the applicable state in accordance with unclaimed property laws. Obligations relating to fees withheld from business partners will be resolved when claims are received or when the statute of limitations for the related contractual obligation expires. Noncurrent liabilities of discontinued operations consist of fees withheld from business partners for various violations of Advent's compliance program. The classification of these fees held as current versus noncurrent is dependent on the nature of the compliance violation and the tax year during which the violation occurred. The assets and liabilities of discontinued operations as of December 31, 2015 include the assets and liabilities of Advent and Corvisa. Because the obligations of the discontinued operations arose prior to the Company's Bankruptcy Petitions, the obligations of discontinued operations are classified as liabilities subject to compromise subsequent to the petition date.

The major classes of assets and liabilities of discontinued operations as of September 30, 2016 and December 31, 2015 are detailed below (dollars in thousands).

	September 30, 2016 (unaudited)	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$196	$352
Service fee receivable, net	—	282
Other	252	1,209
Total current assets	448	1,843
Non-Current Assets
Property and equipment, net of accumulated depreciation	—	5,708
Other	—	707
Total non-current assets	—	6,415
Total assets	$448	$8,258

Liabilities
Current liabilities	$—	$2,470
Non-current liabilities	—	1,833
Liabilities subject to compromise	2,236	—
Total liabilities	$2,236	$4,303

Note 5. Marketable Securities

The following table presents certain information on the Company's portfolio of available-for-sale securities at September 30, 2016 and December 31, 2015 (in thousands):

	As of September 30, 2016 (unaudited)
		Gross Unrealized
Description of Securities	Amortized Cost	Gains	Losses	Estimated Fair Value
Marketable securities, current
Equity securities	$11,851	$4,045	$(7)	$15,889
Mortgage securities	441	1,058	—	1,499
Total	$12,292	$5,103	$(7)	$17,388

Marketable securities, non-current
Corporate notes and bonds	$254	$548	$—	$802
Total	$254	$548	$—	$802

	As of December 31, 2015
		Gross Unrealized
Description of Securities	Amortized Cost	Gains	Losses	Estimated Fair Value
Marketable securities, current
Corporate notes and bonds	$15,517	$—	$(28)	$15,489
Mortgage securities	525	1,486	—	2,011
Total	$16,042	$1,486	$(28)	$17,500

Marketable securities, non-current
Corporate notes and bonds	$1,419	$—	$(22)	$1,397
Total	$1,419	$—	$(22)	$1,397

Prior to 2008, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. As a result of those activities, the Company holds mortgage securities that continue to be a source of its earnings and cash flow. As of September 30, 2016 and December 31, 2015, these mortgage securities consisted entirely of the Company's investment in the residual securities issued by securitization trusts sponsored by the Company. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds.

There were no other-than-temporary impairments relating to available-for-sale securities for the three months ended September 30, 2016 and 2015. The weighted average remaining maturity of the Company’s short-term and long-term corporate notes and bonds at September 30, 2016 was 19 months. Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments. See Note 9 to the condensed consolidated financial statements for details on the Company's fair value methodology.

The following table relates to the securitizations where the Company retained an interest in the assets issued by the securitization trust (in thousands):

	Size/Principal Outstanding (A)	Assets on Balance Sheet (B)	Liabilities on Balance Sheet	Maximum Exposure to Loss(C)	Year to Date Loss on Sale	Year to Date Cash Flows (D)
September 30, 2016	$3,287,616	$1,499	$—	$1,499	$—	$3,719
December 31, 2015	3,601,468	2,011	—	2,011	—	6,287

(A)	Size/Principal Outstanding reflects the estimated principal of the underlying assets held by the securitization trust.

(B)	Assets on balance sheet are securities issued by the entity and are recorded in the current marketable securities line item on the condensed consolidated balance sheets.

(C)	The maximum exposure to loss includes the assets held by the Company. The maximum exposure to loss assumes a total loss on the referenced assets held by the securitization trust.

(D)	Year to date cash flows are for the nine months ended September 30, 2016 and 2015, respectively.

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

Maintenance and repairs are charged to expense. Major renewals and improvements are capitalized. Gains and losses on dispositions are credited or charged to earnings as incurred. Depreciation expense for property and equipment is not material. Office furniture with a carrying value of $94,000 was written down to its fair value of $20,000 on June 30, 2016, resulting in an impairment charge of $74,000.

The following table shows the Company's property and equipment (in thousands):

	September 30, 2016 (unaudited)	December 31, 2015
Furniture, fixtures and office equipment	$73	$314
Leasehold improvement	317	402
Hardware and computer equipment	71	157
Software	—	547
Total Cost	461	1,420
Less: Accumulated depreciation and amortization	(319)	(1,062)
Property and equipment, net	$142	$358

Note 7. Borrowings

Senior Notes. The Company has outstanding three series of unsecured senior notes (collectively, the "Senior Notes") pursuant to three separate indentures (collectively, the “Indentures”) with an aggregate principal balance of $85.9 million. The Senior Notes were created through an exchange of the Company's previously outstanding junior subordinated notes that occurred prior to 2015. This exchange was considered a modification of a debt instrument for accounting purposes. Through the Bankruptcy Petition date, the Company used the effective interest method to accrete from the principal balance as of the modification date to the carrying balance as of any reporting date. Under the effective interest method, significant changes in the rate at which a debt instrument accrues interest over its term can result in a recorded balance in excess of the aggregate principal balance of the debt instrument. As of the Bankruptcy Petition date, the Company charged off the entire difference between the contractual principal amount of the Senior Notes and their carrying value as these notes are expected to be impacted by the bankruptcy reorganization process.

The Senior Notes accrued interest at a rate of 1.0% per annum until January 1, 2016 and since then have accrued interest at a rate of three-month LIBOR plus 3.5% per annum (the “Full Rate”). Interest on the Senior Notes was payable on a quarterly basis and no principal payments were due until maturity on March 30, 2033. However, the Company did not make the quarterly interest payments due on March 30, June 30 and September 30, 2016 totaling $2.7 million. These interest payments were not made within 30 days after they became due and payable, and remain unpaid, such non-payments constituting events of default under the Indentures. As a result, the Senior Notes have been classified as current liabilities in the September 30, 2016 balance sheet. The trustee under any Indenture or the holders of not less than 25% of the aggregate principal amount of the outstanding Senior Notes issued pursuant to such Indenture, by notice in writing to the Company (and to the trustee if given by the holders), may declare the principal amount of all the Senior Notes issued under such Indenture to be due and payable immediately. On May 9, 2016, the Company received a notice of acceleration with respect to the Series 1 Senior Notes and the Series 2 Senior Notes, declaring all principal and unpaid interest immediately due and payable. A similar acceleration notice was received on June 6, 2016 with respect to the Series 3 Senior Notes.

Because the Senior Notes are expected to be impacted by the bankruptcy reorganization process, the Company discontinued accrued interest on the notes after the Bankruptcy Petition date. The aggregate outstanding principal under the Senior Notes is $85.9 million and the aggregate recorded interest liability is $2.0 million. The principal and recorded unpaid interest are classified as liabilities subject to compromise in the Company's condensed consolidated balance sheet. Had the Company continued the accrual of interest on the Senior Notes, interest expense and accounts payable and accrued expenses would have been higher and net income lower by $0.7 million during the three and nine months periods ended September 30, 2016.

The Indentures contain certain restrictive covenants (the “Negative Covenants”) subject to certain exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit the Company and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring shares of the Company or its subsidiaries, making payment on debt securities of the Company that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in certain subsidiaries or all or substantially all of the assets of certain subsidiaries unless certain conditions are met. The Negative Covenants remain in effect until the Company satisfies certain financial covenants (the “Financial Covenants”). Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95% (each such term as defined in the Indentures). The Negative Covenants, as defined above, were in effect as of September 30, 2016 and December 31, 2015. Compliance with the Financial Covenants is required only when the Company seeks to take action prohibited by the Negative Covenants that has not been approved by the holders of the Senior Notes.

With respect to the Company's recent divestiture activity, which is discussed further in Note 4 to the condensed consolidated financial statements, the sale of a subsidiary is not prohibited by the Negative Covenants provided that the sale is at fair market value and the proceeds are reinvested in the Company. The Company was in compliance with the Negative Covenants as of September 30, 2016 and December 31, 2015, and therefore the Company was under no obligation to comply with the Financial Covenants during these periods.

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

Although it is not possible to predict the outcome of any legal proceeding, in the opinion of management, other than the active proceedings described in detail below, proceedings and actions against the Company should not, individually, or in the aggregate, have a material effect on the Company's financial condition, operations or liquidity. Furthermore, due to the uncertainty of any potential loss as a result of pending litigation and due to the Company's belief that an adverse ruling is not probable, the Company has not accrued a loss contingency related to the following matters in its consolidated financial statements. However, a material outcome in one or more of the active proceedings described below could have a material impact on the results of operations in a particular quarter or fiscal year. See Note 2 to condensed consolidated financial statements for a description of the impact of the Company’s Chapter 11 Cases on these proceedings. The automatic stay provided by the Bankruptcy Code is currently in effect as to the defendants in these proceedings that are Debtors in the Chapter 11 Cases.

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case included NovaStar Mortgage Funding Corporation (NMFC) and NovaStar Mortgage, Inc. (NMI), wholly-owned subsidiaries of the Company, and NMFC's directors, several securitization trusts sponsored by the Company (“affiliated defendants”) and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. The plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by the plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff's claims, which the court granted on March 31, 2011, with leave to amend. The plaintiff filed a second amended complaint on May 16, 2011, and the Company again filed a motion to dismiss. On March 29, 2012, the court dismissed the plaintiff's second amended complaint with prejudice and without leave to replead. The plaintiff filed an appeal. On March 1, 2013, the appellate court reversed the judgment of the lower court, which had dismissed the case. Also, the appellate court vacated the judgment of the lower court which had held that the plaintiff lacked standing, even as a class representative, to sue on behalf of investors in securities in which plaintiff had not invested, and the appellate court remanded the case back to the lower court for further proceedings. On April 23, 2013 the plaintiff filed its memorandum with the lower court seeking a reconsideration of the earlier dismissal of plaintiff's claims as to five offerings in which plaintiff was not invested, and on February 5, 2015 the lower court granted plaintiff's motion for reconsideration and vacated its earlier dismissal. Given the stage of the litigation, the Company cannot provide an estimate of the range of any loss. The Company believes that the affiliated defendants have meritorious defenses to the case and expects them to defend the case vigorously.

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

On February 28, 2013, the Federal Housing Finance Agency, as conservator for the Federal Home Loan Mortgage Corporation (Freddie Mac) and on behalf of the Trustee of the NovaStar Mortgage Funding Trust, Series 2007-1 (the “Trust”), a securitization trust in which the Company retains a residual interest, filed a summons with notice in the Supreme Court of the State of New York, County of New York against the Company and NMI, a wholly-owned subsidiary of the Company. The notice provides that this is a breach of contract action with respect to certain, unspecified mortgage loans and defendant's failure to repurchase such loans under the applicable agreements. Plaintiff alleges that defendants, from the closing date of the transaction that created the Trust, were aware of the breach of the representations and warranties made and failed to notice and cure such breaches, and due to the failure of defendants to cure any breach, notice to defendants would have been futile. The summons with notice was not served until June 28, 2013. By letter dated June 24, 2013, the Trustee of the Trust forwarded a notice from Freddie Mac alleging breaches of representations and warranties with respect to 43 loans, as more fully set forth in included documentation. The 43 loans had an aggregate, original principal balance of about $6.5 million. On August 19, 2013, Deutsche Bank National Trust Company, as Trustee, filed a complaint identifying alleged breaches of representations and warranties with respect to seven loans that were included in the earlier list of 43 loans. Plaintiff also generally alleged a trust-wide breach of representations and warranties by defendants with respect to loans sold and transferred to the trust. Plaintiff seeks specific performance of repurchase obligations; compensatory, consequential, recessionary and equitable damages for breach of contract; specific performance and damages for anticipatory breach of contract; and indemnification (indemnification against NMI only). On October 9, 2013, the Company and NMI filed a motion to dismiss plaintiff’s complaint. This motion to dismiss was withdrawn after plaintiff filed an amended complaint on January 28, 2014, and on March 4, 2014 the Company and NMI filed a motion to dismiss the amended complaint. That motion remains pending. Given the stage of the litigation, the Company cannot provide an estimate of the range of any loss. The Company believes that it has meritorious defenses to the case and expects to defend the case vigorously.

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

The following tables present for each of the fair value hierarchy levels, the Company's assets which are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Fair Value as of September 30, 2016 (unaudited)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$1,832	$1,832	$—	$—
Money market funds	13,085	13,085	—	—
Marketable securities, current:
Equity securities	15,889	15,889	—	—
Mortgage securities	1,499	—	—	1,499
Marketable securities, non-current:
Corporate notes and bonds	802	802	—	—
Total	$33,107	$31,608	$—	$1,499

		Fair Value Measurements at Reporting Date Using
Description	Fair Value as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$1,674	$1,674	$—	$—
Money market funds	1,152	1,152	—	—
Marketable securities, current:
Corporate notes and bonds	15,489	—	15,489	—
Mortgage securities	2,011	—	—	2,011
Marketable securities, non-current:
Corporate notes and bonds	1,397	—	1,397	—
Total	$21,723	$2,826	$16,886	$2,011

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

To the extent observable inputs are not available, as is the case with the Company's mortgage securities, the Company estimates fair value using present value techniques and generally does not have the option to choose other valuation methods for these securities. The methods and processes used to estimate the fair value of the Company's mortgage securities are discussed further below. There have been no significant changes to the Company's valuation techniques during the nine months ended September 30, 2016. Accordingly, there have been no material changes to the condensed consolidated financial statements resulting from changes to our valuation techniques during the nine months ended September 30, 2016.

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

In addition to owning mortgage securities that represent excess interest, the Company also owns overcollateralization (OC) classes of various securities. These OC bonds represent the difference in the principal of the underlying mortgage loans compared to the bonds sold to third parties. This extra collateral serves as a cushion for losses that has and may occur in the underlying mortgage pool. The OC bonds may receive cash if and when it is determined that actual losses are less than expectations. As of September 30, 2016, the aggregate overcollateralization was $27.0 million. The timing and amount of cash to be generated by the OC bonds is contingent upon the performance of the underlying mortgage loan collateral. The independent loan servicer controls and manages the individual mortgage loans and therefore the Company has no control over the loan performance. Because of these uncertainties, the Company maintains no value for the OC bonds. The Company may in the future place a value on the OC securities.

The following table provides a reconciliation of the beginning and ending balances for the Company's mortgage securities – available-for-sale, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	For the Nine Months Ended September 30,
	2016	2015
Balance, beginning of period	$2,011	$3,381
Increases (decreases) to mortgage securities – available-for-sale:
Total proceeds from paydowns of securities (A)	(84)	(84)
Market value adjustment	(428)	(802)
Net decrease to mortgage securities – available-for-sale	(512)	(886)
Balance, end of period	$1,499	$2,495

(A)    Cash received on mortgage securities with no cost basis was $3.3 million and $4.2 million for the nine months ended September 30, 2016 and 2015, respectively.

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

The estimated fair values of the Company's financial instruments are as follows as of September 30, 2016 and December 31, 2015 (in thousands):

	As of September 30, 2016 (unaudited)		As of December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Restricted cash	$112	$112	$598	$435
Marketable securities	18,190	18,190	18,897	18,897
Financial liabilities:
Senior notes	$85,900	$18,629	$88,385	$18,331

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

Restricted cash. As of September 30, 2016, the fair value of restricted cash is not material to the financial statements taken as a whole and the fair value is assumed to be equal to carrying value. As of December 31, 2015, the fair value of restricted cash was estimated by discounting estimated future releases of the cash from restriction. Restricted cash is included in the other current assets and other assets line items in the Company's condensed consolidated balance sheets.

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

Note 10. Income Taxes

Prior to 2015, the Company determined that it was no longer more likely than not that it will recognize a portion of its deferred tax assets. Therefore, as of September 30, 2016 and December 31, 2015, the Company maintained a full valuation allowance against its deferred tax assets of $279.9 million and $281.5 million, respectively. The Company's determination of the extent to which its deferred tax assets will be realized requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods. Because of the full valuation allowance, the Company's effective tax rate is expected to be near 0% and therefore the consolidated income tax expense is not material for any period presented.

As of September 30, 2016 and December 31, 2015, the total gross amount of unrecognized tax benefits was $0.3 million and $0.4 million, respectively. This amount also represents the total amount of unrecognized tax benefits that would impact the effective tax rate in the respective periods. The Company does not anticipate a material reduction of the unrecognized tax benefits due to the lapse of the related statute of limitations in the next twelve months.

Note 11. Earnings Per Share

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options and nonvested shares. The computations of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 (in thousands, except share and per share amounts) are as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) from continuing operations	$952	$(2,489)	$2,445	$(707)
Net loss from discontinued operations	(77)	(18,388)	—	(6,532)
Net income (loss) available to common shareholders	$875	$(20,877)	$2,445	$(7,239)

Denominator:
Weighted average common shares outstanding – basic	91,345,504	91,103,880	92,180,484	91,187,345

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	91,345,504	91,103,880	92,180,484	91,187,345
Stock options	—	—	—	—
Nonvested shares	840,014	—	284,627	—
Weighted average common shares outstanding – dilutive	92,185,518	91,103,880	92,465,111	91,187,345

Basic earnings (loss) per share:
Net income (loss) from continuing operations	$0.01	$(0.03)	$0.03	$(0.01)
Net loss from discontinued operations	—	(0.20)	—	(0.07)
Net income (loss) available to common shareholders	$0.01	$(0.23)	$0.03	$(0.08)

Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$0.01	$(0.03)	$0.03	$(0.01)
Net loss from discontinued operations	—	(0.20)	—	(0.07)
Net income (loss) available to common shareholders	$0.01	$(0.23)	$0.03	$(0.08)

The following weighted-average options to purchase shares of common stock were outstanding during each period presented, but were not included in the computation of diluted earnings per share because the calculated number of shares assumed to be repurchased was greater than the number of shares to be obtained upon exercise, therefore, the effect would be anti-dilutive (in thousands, except exercise prices):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2016	2015	2016	2015
Number of stock options	4,613	10,379	4,443	10,832
Weighted average exercise price of stock options	$0.71	$0.62	$0.70	$0.62

There were no options granted during the nine months ended September 30, 2016. Option grants for the nine months ended September 30, 2015 were not significant.

As of September 30, 2016, the Company had no nonvested shares outstanding. As of September 30, 2015 there were 1.5 million nonvested shares outstanding. While the nonvested shares granted during 2016 and 2015 vest one year from the date of grant, the nonvested shares granted in prior years vest ratably over their original term of six years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Statements in this report regarding Novation Companies, Inc. and its business, that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are those that predict or describe future events, do not relate solely to historical matters and include statements regarding management's beliefs, estimates, projections, and assumptions with respect to, among other things, our future operations, business plans and strategies, as well as industry and market conditions, all of which are subject to change at any time without notice. Words such as “believe,” “expect,” “anticipate,” “promise,” “plan,” and other expressions or words of similar meanings, as well as future or conditional auxiliary verbs such as “would,” “should,” “could,” or “may” are generally intended to identify forward-looking statements. Actual results and operations for any future period may vary materially from those discussed herein. Some important factors that could cause actual results to differ materially from those anticipated include: the disposition and results of our Chapter 11 Cases (as defined below), our ability to identify and acquire operating business or make other investments that generate taxable earnings; decreases in cash flows from our mortgage securities; our ability to remain in compliance with the agreements governing our indebtedness; the outcome of litigation actions pending against us or other legal contingencies; our compliance with applicable local, state and federal laws and regulations; compliance with new accounting pronouncements; the impact of general economic conditions; and the risks that are from time to time included in our filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as amended (the "2015 Form 10-K"), and this Quarterly Report on Form 10-Q. Other factors not presently identified may also cause actual results to differ. This report speaks only as of its date and we expressly disclaim any duty to update the information herein except as required by federal securities laws.

Executive Overview
The following Management's Discussion and Analysis of Financial Condition and Operating Results (“MD&A”) should be read in conjunction with the preceding unaudited condensed consolidated financial statements of Novation Companies, Inc. and its subsidiaries (the “Company,” ”Novation," “we,” “us,” or "our") and the notes thereto as well as the 2015 Form 10-K. The MD&A includes the following sections:

•	Corporate Overview, Background and Strategy – a brief overview of our business, current strategy, and significant recent events.

•
Critical Accounting Policies – an update, since December 31, 2015, of our discussion of accounting policies that impact our financial statements and involve a high degree of judgment or complexity and a discuss of the impact of new accounting standards.

•	Results of Operations – an analysis of our results of operations for the nine months ended September 30, 2016 and 2015 as presented in our unaudited condensed consolidated financial statements.

•	Liquidity and Capital Resources – an analysis of our cash flows and financial commitments.

Reorganization

On July 20, 2016, Novation and three of our subsidiaries, NovaStar Mortgage LLC, NovaStar Mortgage Funding Corporation and 2114 Central, LLC (collectively, the "Debtors"), filed voluntary petitions (the "Bankruptcy Petitions") for reorganization under the Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland (the "Bankruptcy Court"). Our Chapter 11 cases (the "Chapter 11 Cases") are being jointly administered under the case Novation Companies, Inc., et al, No. 16-19745-DER. We will continue to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Beginning with the quarterly period ended September 30, 2016, the Company accounts for the bankruptcy in accordance with the FASB ASC 852, “Reorganizations”. Under the Bankruptcy Code, we have the exclusive right to file a plan of reorganization under Chapter 11 through and including November 17, 2016, and to solicit acceptances of such plan through January 16, 2016.  On October 19, 2016, the Company filed a motion to extend their exclusive right to file a  plan(s) for an additional 90 days, through and including February 15, 2017 and solicit acceptances thereof through and including April 17, 2017, subject to the right to seek further extensions.  The UCC filed an objection to the motion to extend the exclusive periods.  At a hearing held on November 9, 2016, the Bankruptcy Court granted the Company’s motion and extended the exclusive periods for an additional ninety days.

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

As discussed in Notes 1 and 7 to the condensed consolidated financial statements and in the Liquidity and Capital Resources section of this MD&A, the Company did not make the quarterly Senior Notes interest payments due on March 30, June 30 and September 30, 2016, totaling $2.7 million. These interest payments were not made within 30 days after they became due and payable, and remain unpaid, such non-payment constituting events of default under the Indentures. As a result, the Senior Notes have been classified as current liabilities in the September 30, 2016 balance sheet. On May 9, 2016, the Company received a notice of acceleration with respect to the Series 1 Senior Notes and the Series 2 Senior Notes, declaring all principal and unpaid interest immediately due and payable. A similar acceleration notice was received on June 6, 2016 with respect to the Series 3 Senior Notes. See “Liquidity and Capital Resources” below for additional discussion regarding the implications of default and acceleration under the Senior Notes.

Corvisa Sale

On December 21, 2015, the Company entered into a Membership Interest Purchase Agreement (the "Purchase Agreement") with ShoreTel, Inc. ("ShoreTel"), pursuant to which ShoreTel agreed to purchase all of the membership interests of Corvisa LLC ("Corvisa") from Corvisa Services LLC, a wholly-owned subsidiary of the Company, subject to the terms and conditions of the Purchase Agreement. This transaction closed on January 6, 2016. Additional details of this and related transactions are discussed in Note 4 to the condensed consolidated financial statements.

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

Table 1 – Summary of Financial Highlights and Key Performance Metrics (dollars in thousands; except per share amounts)

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$14,917	$2,826
Marketable securities	18,190	18,897

	For the Nine Months Ended September 30,
	2016	2015
Net income (loss) available to common shareholders, per diluted share	$0.01	$(0.23)

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

Recently Issued Accounting Pronouncements that May Impact Our Financial Statements
On August 26, 2016, the FASB issued ASU 2016-15, which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The ASU’s amendments add or clarify guidance on eight cash flow issues:

•	Debt prepayment or debt extinguishment costs.

•	Settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing.

•	Contingent consideration payments made after a business combination.

•	Proceeds from the settlement of insurance claims.

•	Proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies.

•	Distributions received from equity method investees.

•	Beneficial interests in securitization transactions.

•	Separately identifiable cash flows and application of the predominance principle.

For the Company, the new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Management has not determined if this guidance will have a significant impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02 Leases, a new standard on accounting for leases. ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized). Furthermore, this ASU addresses other concerns related to the current leases model. For example, this ASU eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. The standard also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. The new model represents a wholesale change to lease accounting. As a result, entities will face significant implementation challenges during the transition period and beyond, such as those related to:

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

Results of Operations
Interest Income – Mortgage Securities
Interest income on the mortgage securities decreased to approximately $3.6 million during the nine months ended September 30, 2016 compared to $4.6 million during the nine months ended September 30, 2015. Interest income on the mortgage securities was unchanged at $1.4 million during the three months ended September 30, 2016 and 2015. Fluctuations in the interest income received from our mortgage portfolio are typically due to factors beyond the Company's control, such as the performance of the underlying loan collateral, prepayment speeds, interest rates, etc. The Company expects interest income and cash flow from its mortgage securities to decline as the principal on the underlying loan collateral is paid, written down, or written off.

General and Administrative
General and administrative expenses consist of salaries, office costs, legal and professional expenses and other customary costs of corporate administration. Because of the recent divestitures (see Note 4 to the condensed consolidated financial statements) and given that our operations have been significantly reduced, management has been able to significantly reduce the amount of general and administrative expenses. The future amount of general and administrative expenses will depend largely on corporate activities, professional fees associated with those activities and staffing needs based on the evolving business strategy. However, management expects these expenses to generally remain low and to decrease for the foreseeable future.

Other Income
During the first quarter of 2016, the Company used available cash to acquire various equity and fixed income securities as part of its strategy to generate taxable earnings. Other income for the three and nine months ended September 30, 2016 consists primarily of the interest, dividend, and other income received from these securities. Fluctuations in the income received from these securities are generally beyond the Company's control. Other income was not material for the three and nine months ended September 30, 2015.

Interest Expense
As discussed in Note 7 to the condensed consolidated financial statements, the Company discontinued accruing interest on the Senior Notes as the notes are subject to the reorganization process. As a result, interest expense was $1.9 million during the nine months ended September 30, 2016 and $2.4 million for the same period in 2015. Similarly, interest expense was significantly lower when comparing the three month periods ended September 30, 2016 and 2015 at $0.2 million and $0.8 million, respectively.

Income Tax Expense
The income tax expense was not material for any period presented.

Liquidity and Capital Resources
As of September 30, 2016, the Company had approximately $14.9 million in unrestricted cash and cash equivalents and $0.2 million of restricted cash, portions of which are included in the other current assets and other assets line items on the condensed consolidated balance sheet. In addition, the Company held approximately $18.2 million in marketable securities, which consist of $0.8 million in corporate notes and bonds with a weighted average remaining maturity of 19 months as of September 30, 2016, $15.9 million of equity securities and $1.5 million in mortgage securities, which contributed approximately $3.7 million in cash flows during the nine months ended September 30, 2016. The Company's marketable securities are classified as available-for-sale as of September 30, 2016 and are included in the current and non-current marketable securities line items on the condensed consolidated balance sheet as of September 30, 2016. For additional information regarding the Company's marketable securities, see the condensed consolidated statements of cash flow and Note 5 to the condensed consolidated financial statements. The Company's ongoing contractual obligations consist primarily of the Senior Notes (as defined below) and obligations under its operating lease agreements.

The Company has outstanding three series of unsecured senior notes (collectively, the "Senior Notes") pursuant to three separate indentures (collectively, the "Indentures") with an aggregate principal balance of $85.9 million. The Senior Notes accrued interest at a rate of 1.0% per annum until January 1, 2016 and since then have accrued interest at a rate of three-month LIBOR plus 3.5% per annum (the “Full Rate”). Interest on the Senior Notes was payable on a quarterly basis and no principal payments were due until maturity on March 30, 2033.

The Company's available cash and other liquid assets are not sufficient to meet the demands of the holders of the
Senior Notes. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As discussed in “Reorganization” above and in Note 2 to the condensed consolidated financial statements, the Company filed for reorganization under the Bankruptcy Code in the Bankruptcy Court. As discussed in Notes 1 and 7 to the condensed consolidated financial statements, the Company did not make the quarterly interest payments due on March 30, June 30, 2016, and September 30, 2016 totaling $2.7 million, as required under the Senior Notes and related Indentures. These interest payments were not made within 30 days after they became due and payable, and remain unpaid, such non-payments constituting events of default under the Indentures. The trustee under any Indenture or the holders of not less than 25% of the aggregate principal amount of the outstanding Senior Notes issued pursuant to such Indenture, by notice in writing to the Company (and to the trustee if given by the holders), may declare the principal amount of all the Senior Notes issued under such Indenture to be due and payable immediately. On May 9, 2016, the Company received a notice of acceleration with respect to the Series 1 Senior Notes and the Series 2 Senior Notes, declaring all principal and unpaid interest immediately due and payable. A similar acceleration notice was received on June 6, 2016 with respect to the Series 3 Senior Notes. The aggregate outstanding principal under the Senior Notes is $85.9 million and the aggregate recorded unpaid interest is $2.0 million. The principal and recorded unpaid interest are classified as liabilities subject to compromise in the Company's condensed consolidated balance sheet.

The Indentures contain certain restrictive covenants (the “Negative Covenants”) subject to certain exceptions in the Indentures, including written consent of the holders of the Senior Notes. The Negative Covenants prohibit the Company and its subsidiaries, from among other things, incurring debt, permitting any lien upon any of its property or assets, making any cash dividend or distribution or liquidation payment, acquiring shares of the Company or its subsidiaries, making payment on debt securities of the Company that rank pari passu or junior to the Senior Notes, or disposing of any equity interest in certain subsidiaries or all or substantially all of the assets of certain subsidiaries unless certain conditions are met. The Negative Covenants remain in effect until the Company satisfies certain financial covenants (the “Financial Covenants”). Satisfaction of the Financial Covenants requires the Company to demonstrate on a consolidated basis that (1) its Tangible Net Worth is equal to or greater than $40 million, and (2) either (a) the Interest Coverage Ratio is equal to or greater than 1.35x, or (b) the Leverage Ratio is not greater than 95% (each such term as defined in the Indentures). The Negative Covenants, as defined above, were in effect as of September 30, 2016 and December 31, 2015. Compliance with the Financial Covenants is required only when the Company seeks to take action prohibited by the Negative Covenants that has not been approved by the holders of the Senior Notes.

With respect to the Company's recent divestiture activity, which is discussed further in Note 4 to the condensed consolidated financial statements, the sale of a subsidiary is not prohibited by the Negative Covenants provided that the sale is at fair market value and the proceeds are reinvested in the Company. The Company was in compliance with all Negative Covenants as of September 30, 2016.

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

Overview of Cash Flow for the Nine Months Ended September 30, 2016
The following table provides a summary of our operating, investing and financing cash flows as taken from our condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015.

Table 3 – Summary of Operating, Investing and Financing Cash Flows (dollars in thousands)

	For the Nine Months Ended September 30,
	2016	2015
Consolidated Statements of Cash Flows:
Cash used in operating activities	$(947)	$(18,680)
Cash flows provided by investing activities	12,882	17,707
Cash flows used in financing activities of continuing operations	—	(189)

Operating Activities
The decrease in net cash flows used in operating activities to $0.9 million during the nine months ended September 30, 2016 from 18.3 million during the nine months ended September 30, 2016 was driven by the sale of Corvisa, which dramatically decreased the Company's net loss and operating cash requirements.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 28, 2013, the Federal Housing Finance Agency, as conservator for the Federal Home Loan Mortgage Corporation (Freddie Mac) and on behalf of the Trustee of the NovaStar Mortgage Funding Trust, Series 2007-1 (the “Trust”), a securitization trust in which the Company retains a residual interest, filed a summons with notice in the Supreme Court of the State of New York, County of New York against the Company and NovaStar Mortgage, Inc. (“NMI”), a wholly-owned subsidiary of the Company. The notice provides that this is a breach of contract action with respect to certain, unspecified mortgage loans and defendant's failure to repurchase such loans under the applicable agreements. Plaintiff alleges that defendants, from the closing date of the transaction that created the Trust, were aware of the breach of the representations and warranties made and failed to notice and cure such breaches, and due to the failure of defendants to cure any breach, notice to defendants would have been futile. The summons with notice was not served until June 28, 2013. By letter dated June 24, 2013, the Trustee of the Trust forwarded a notice from Freddie Mac alleging breaches of representations and warranties with respect to 43 loans, as more fully set forth in included documentation. The 43 loans had an aggregate, original principal balance of about $6.5 million. On August 19, 2013, Deutsche Bank National Trust Company, as Trustee, filed a complaint identifying alleged breaches of representations and warranties with respect to seven loans that were included in the earlier list of 43 loans. Plaintiff also generally alleged a trust-wide breach of representations and warranties by defendants with respect to loans sold and transferred to the trust. Plaintiff seeks specific performance of repurchase obligations; compensatory, consequential, recessionary and equitable damages for breach of contract; specific performance and damages for anticipatory breach of contract; and indemnification (indemnification against NMI only). On October 9, 2013, the Company and NMI filed a motion to dismiss plaintiff’s complaint. This motion to dismiss was withdrawn after plaintiff filed an amended complaint on January 28, 2014, and on March 4, 2014 the Company and NMI filed a motion to dismiss the amended complaint. That motion remains pending. Given the stage of the litigation, the Company cannot provide an estimate of the range of any loss. The Company believes that it has meritorious defenses to the case and expects to defend the case vigorously.

Item 1A. Risk Factors

The following risk factors supplement those included in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 16, 2016.

Non-payment of interest on outstanding unsecured senior notes has resulted in events of default under their governing indentures and our obligations under certain of these senior notes have been accelerated.

As of September 30, 2016, the Company had outstanding $85.9 million aggregate principal balance of its Senior Notes. The Company did not make the quarterly interest payments on the Senior Notes due on March 30, June 30 and September 30, 2016, totaling approximately $2.7 million. These interest payments were not made within 30 days after they became due and payable, and remain unpaid, such non-payment constituting events of default under the Indentures. The trustee under any Indenture or the holders of not less than 25% of the aggregate principal amount of the outstanding Senior Notes issued pursuant to such Indenture, by notice in writing to the Company (and to the trustee if given by the holders), may declare the principal amount of all the Senior Notes issued under such Indentures to be due and payable immediately. On May 9, 2016, the Company received a notice of acceleration with respect to the Accelerated Notes, declaring all principal and unpaid interest immediately due and payable. A similar acceleration notice was received on June 6, 2016 with respect to the Series 3 Senior Notes. Management will actively pursue negotiation with the holders to modify or restructure the Senior Notes. However, there can be no assurance that negotiations will be successful and if the Company is not successful in such negotiations it will result in a material adverse effect on our financial condition.

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

If the Bankruptcy Court finds that it would be in the best interest of creditors and/or the Debtors, the Bankruptcy Court may convert our Chapter 11 bankruptcy case to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in a significantly smaller distributions being made to our creditors than those provided for in a Chapter 11 plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing or selling in a controlled manner our businesses as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with cessation of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
See the "Liquidity and Capital Resources" section of the MD&A above for a detailed discussion of events of default under the Senior Notes and related Indentures.

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
101
The following financial information from Novation Companies, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Shareholders' Deficit for the three and nine months ended September 30, 2016 and 2015, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVATION COMPANIES, INC.

DATE:	November 14, 2016	/s/ Rodney E. Schwatken
Rodney E. Schwatken, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)