Form 10-K
period 2016-12-31
NOVATION COMPANIES, INC.
filed 2017-10-26
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From __________to __________

Commission File Number 000-22897
NOVATION COMPANIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	74-2830661
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 Grand Boulevard, Suite 201B, Kansas City, MO	64106
(Address of Principal Executive Office)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2016 was approximately $4,869,000, based upon the closing sales price of the registrant’s common stock on that date ($0.063).

The number of shares of the registrant's common stock outstanding on October 24, 2017 was 95,590,178.

NOVATION COMPANIES, INC.
FORM 10-K
For the Fiscal Year ended December 31, 2016

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

Item 1. Business

Overview

Through Healthcare Staffing, Inc. ("HCS"), our wholly-owned subsidiary which was acquired on July 27, 2017, we provide outsourced health care staffing and related services in the State of Georgia. Services are performed by expert staff on-site at client facilities. We also own a portfolio of mortgage securities which generate earnings to support on-going financial obligations. Our common stock, par value $0.01 per share, is traded on the OTC Pink marketplace of the OTC Markets Group, Inc. under the symbol “NOVC”.

The Company is a Maryland corporation formed on September 13, 1996 as “CapStar Financial, Inc.” The Company’s name was changed to “NovaStar Financial, Inc.” effective October 11, 1996, and to “Novation Companies, Inc.” effective May 23, 2012. Our corporate executive offices are located at 500 Grand Boulevard, Suite 201B, Kansas City, MO 64106 and our telephone number is (816) 237-7000. Our website address is www.novationcompanies.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available, free of charge, on our website as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. Reports and other information we file with the SEC may also be viewed at the SEC’s website at www.sec.gov or viewed or obtained at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Our website is not intended to be a part of, nor are we incorporating it by reference into, this Annual Report on Form 10-K.

Reorganization

On July 20, 2016 (the "Bankruptcy Petition Date"), Novation and three of its subsidiaries, NovaStar Mortgage LLC, NovaStar Mortgage Funding Corporation and 2114 Central LLC (collectively, the “Debtors”), filed voluntary petitions (the Bankruptcy Petitions") for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland (the "Bankruptcy Court"). The Debtors’ Chapter 11 cases (the “Chapter 11 Cases”) were being jointly administered under the case Novation Companies, Inc., et al, No. 16-19745-DER.
The Company and one of its subsidiaries subsequently filed with the Bankruptcy Court, and amended, a plan of reorganization for the resolution of the outstanding claims against and interests pursuant to Section 1121(a) of the Bankruptcy Code (as amended and supplemented, the “Plan”) and a related disclosure statement. The Bankruptcy Court entered an order on June 12, 2017 confirming the Plan (the “Confirmation Order”) solely with respect to the Company, which provided that the effective date of the Plan will occur when all conditions precedent to effectiveness, as set forth in the Plan, have been satisfied or waived.

Two of the conditions to the effectiveness of the Plan were (i) the closing of the HCS Acquisition of (as defined below) and (ii) the restructuring (the “Note Refinancing”) of the Company’s outstanding Series 1 Notes, Series 2 Notes and Series 3 Notes (collectively, the “2011 Notes”), held by Taberna Preferred Funding I, Ltd. (“Taberna I”), Taberna Preferred Funding II, Ltd. (“Taberna II”) and Kodiak CDO I, Ltd. (“Kodiak” and, together with Taberna I and Taberna II, the “Noteholders”), issued pursuant to three Indentures, each dated as of March 22, 2011, between the Company and The Bank of New York Mellon

Trust Company, National Association. The HCS Acquisition and the Note Refinancing were completed on July 27, 2017, and are discussed in detail below.

On July 27, 2017, upon the completion of the HCS Acquisition and the Note Refinancing, and the satisfaction or waiver of all other conditions precedent to effectiveness, the effective date of the Plan occurred and the Company filed a Notice of Occurrence of Effective Date of the Plan with the Bankruptcy Court. Under the Plan, holders of existing equity interests in the Company (i.e., the common stock) retain their interests.

Additional details of the bankruptcy reorganization are discussed in Notes 2 and 11 to the consolidated financial statements.

Acquisitions and Dispositions

On January 6, 2016, the Company sold all of the membership interests of Corvisa LLC ("Corvisa") to ShoreTel, Inc. ("ShoreTel"), pursuant to the terms and conditions of a Membership Interest Purchase Agreement, dated as of December 21, 2015, by and among the Company, Corvisa Services LLC, a wholly-owned subsidiary of the Company, and ShoreTel (the "Corvisa Sale"). Additional details of this and related transactions are discussed in Note 4 to the consolidated financial statements.

On July 27, 2017, the Company acquired all of the outstanding capital stock of HCS from Butler America, LLC (“Butler”) for approximately $24.0 million in cash (the “HCS Acquisition”), pursuant to the terms and conditions of a Stock Purchase Agreement, dated as of February 1, 2017 (as amended, the “HCS Purchase Agreement”), by and among the Company, Novation Holding, Inc., a wholly-owned subsidiary of the Company (“NHI”), HCS and Butler. The purchase price is subject to a potential working capital adjustment, based on HCS having $5.0 million of working capital at closing. Additional details of the HCS Acquisition and related transactions are discussed in Note 11 to the consolidated financial statements.

We incurred expenses for professional fees associated with the HCS Acquisition of $1.2 million, primarily in 2017, including financial advisor fees of $0.9 million. These costs are included in the caption general and administrative expenses in our consolidated statement of operations and comprehensive income (loss).

Note Refinancing

On July 27, 2017, the Company entered into a Senior Secured Note Purchase Agreement, dated as of the same date (the “Note Purchase Agreement”), with NHI and HCS as guarantors (together with the Company, collectively, the “Credit Parties”), the Noteholders and Wilmington Savings Fund Society, FSB, as collateral agent for the benefit of the Noteholders, to refinance $85,937,500 of principal indebtedness of the Company under the 2011 Notes. Pursuant to the Note Purchase Agreement, the Noteholders exchanged their 2011 Notes for new notes from the Company in the same aggregate principal amount (collectively, the “2017 Notes”) on the terms and conditions set forth therein. The unpaid principal amounts of the 2017 Notes bear interest at a variable rate equal to LIBOR plus 3.5% per annum, payable quarterly in arrears until maturity on March 30, 2033. The 2017 Notes generally rank senior in right of payment to any existing or future subordinated indebtedness of the Credit Parties. The Company may at any time upon 30 days’ notice to the Noteholders redeem all or part of the 2017 Notes at a redemption price equal to 101% of the principal amount redeemed plus any accrued and unpaid interest thereon.

Pursuant to the Note Purchase Agreement, in connection with the Note Refinancing, the Company paid all overdue and unpaid accrued interest on the 2011 Notes in the agreed, reduced aggregate amount of $5,775,779, and paid $500,000 in fees and expenses incurred by the Noteholders.

Additional details of the Note Purchase Agreement and the Note Refinancing are discussed in Note 11 to the consolidated financial statements.

Business

Our business includes the operation of HCS and the management of our other investments, as described below.

HCS

Established in 1995, HCS is the largest outsourced healthcare services provider in the State of Georgia. HCS delivers outsourced full-time and part-time employees primarily to Community Service Boards (“CSBs”). A CSB is a quasi-state organization providing behavioral health services at facilities across Georgia including mental health services, developmental disabilities programs and substance abuse treatments. The State of Georgia has a total of 25 CSBs. Each CSB has a number of facilities, including crisis centers, outpatient centers and 24-hour group homes that require a broad range of employees, such as registered nurses, social workers, house parents and supervisors. The CSB market in Georgia is large and growing steadily, as the demand for the services provided by the CSBs continues to grow. The Georgia Association for CSBs estimates that CSBs in Georgia provided services to over 173,000 people in 2010, a figure that grew to over 188,000 people in 2015. In addition to providing outsourced employees to CSBs, HCS also provides healthcare outsourcing and staffing services to hospitals, schools and a variety of privately owned businesses.

Over the past 15 years, HCS has become the largest medical services outsource provider in Georgia, operating throughout the state. HCS has long-term relationships with its customers and has been providing services to several clients for more than 15 years. The services and positions provided to non-CSB clients are similar to the ones provided to CSB client.

Other Investments

Prior to 2015, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. As a result of those activities, we acquired mortgage securities that continue to be a source of our earnings and cash flow. Residual securities consist of interest-only and overcollateralization bonds. Collectively, these securities are referred to as our retained mortgage securities.

Strategy
The strategy of HCS is to continue expanding its market share in providing healthcare staffing services in Georgia and in particular serving Georgia CSBs. HCS is the dominant player in providing services to Georgia CSBs and has earned a market share of 55% of the CSB business. HCS will also continue to expand business to additional hospitals, private group homes, clinics, rest homes, prisons and retirement centers. Furthermore, the HCS strategy includes expanding clerical staff within existing customers, as well as gaining new clients. The longer-term strategy includes expansion beyond the Georgia market and may include acquisitions of staffing companies outside of Georgia, particularly in states that have public health infrastructure similar to that of Georgia.

We expect to use profits from HCS along with, potentially, other funding sources to acquire other businesses or make investments.

Competition
HCS competes with numerous national staffing and recruiting businesses that specialize in the medical and healthcare industry, such as Nursefinders, Lighthouse Recruiting, Action Med and Brightstar. Other national staffing businesses have divisions that compete with HCS in Georgia, including Kelly Services, Interim, Randstad and Maxim. Numerous Georgia non-national and smaller staffing providers also compete with HCS.

Regulation
The healthcare industry is subject to extensive and complex federal, state and local laws and regulations related to, among other things, conduct of operations, and costs and payment for services. HCS is not directly regulated as a healthcare provider, although the customers of HCS are highly regulated. Therefore, HCS complies with many of the regulations prescribed for its customers.

HCS provides services directly to its clients on a contract basis and receives payment directly from them. However, many clients are reimbursed under the federal Medicare program and state Medicaid programs for the services they provide.
Therefore, HCS also may be affected indirectly by reimbursement changes in government programs, particularly Medicare and
Medicaid.

Employees
As of December 31, 2016, the Company employed 4 full-time employees and 1 part-time employee. As of October 24, 2017, the Company employed 1,400 full-time employees and 569 part-time employees. None of the Company's employees are represented by a union or covered by a collective bargaining agreement.

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

Risks Related to our Business and Industry

We may be unable to recruit enough healthcare professionals to meet our clients’ demands.

HCS relies significantly on its ability to attract, develop and retain healthcare professionals who possess the skills, experience and, as required, licensure necessary to meet the specified requirements of our healthcare clients. The ability to recruit healthcare professionals generally and the competition for their services may limit our ability to increase the number of healthcare professionals that we successfully recruit, decreasing our ability to grow our business.

We are subject to litigation in the ordinary course of business, which could result in substantial judgment or settlement costs; significant legal actions could subject us to substantial uninsured liabilities.

HCS is a party to various litigation claims and legal proceedings in its normal course of business. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. We may not have sufficient insurance to cover these risks. Actual outcomes or losses may differ materially from those estimated by our current assessments which would impact our profitability. Adverse developments in existing litigation claims or legal proceedings involving HCS or new claims could require us to establish litigation reserves, enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect our financial results. We may not have sufficient insurance to cover these risks. Litigation losses would impact our profitability.

Our collection, use, and retention of personal information and personal health information create risks that may harm our business.

As part of its business model, HCS collects, transmits and retains personal information of our employees and contract professionals and their dependents, including, without limitation, full names, social security numbers, addresses, birth dates, and payroll-related information. Employees or third parties may be able to circumvent security measures in place and acquire or misuse such information, resulting in breaches of privacy, and errors in the storage, use or transmission of such information may result in breaches of privacy. We may be required to incur significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, or contractual obligations if a privacy breach were to occur.

Cyber security risks and cyber incidents could adversely affect our business and disrupt operations.

Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The result of these incidents could include, but are not limited to, disrupted operations, misstated financial data, liability for stolen assets or information, increased cyber security protection costs, litigation and reputational damage adversely affecting customer or investor confidence. Security measures in place may not provide absolute security, and systems may be vulnerable to cyber-security breaches such as viruses, hacking, and similar disruptions from unauthorized intrusions. In addition, third party service providers perform certain services, such as payroll and tax services. Any failure of HCS or third party systems may compromise sensitive information and/or personally identifiable information of employees.

The healthcare industry is highly regulated.

The healthcare industry is subject to extensive and complex federal, state and local laws and regulations related to, among other things, conduct of operations, and costs and payment for services. While HCS is not directly regulated as a healthcare provider, the customers of HCS are highly regulated. Therefore, HCS must comply with many of the regulations prescribed for its customers. If HCS does not comply with applicable laws and regulations, it could incur civil and/or criminal penalties as well as litigation or be subject to equitable remedies. HCS may lose customers if it cannot adequately adhere to the regulations.

HCS provides services to hospitals and health systems that pay HCS directly. Accordingly, Medicare, Medicaid and insurance reimbursement policy changes generally do not directly impact HCS. However, HCS’s business, financial condition and results of operations depend upon conditions affecting the healthcare industry generally and hospitals and health systems particularly. The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. Factors such as changes in reimbursement policies for healthcare expenses, consolidation in the healthcare industry, regulation, litigation and general economic conditions affect the purchasing practices, operations and the financial health of HCS’s customers.

Reimbursement changes in government programs, particularly Medicare and Medicaid, can and do indirectly affect the demand and the prices paid for HCS’s services. For example, HCS clients could receive reduced or no reimbursements because of a change in the rates or conditions set by the government, which would negatively affect the demand and the prices for HCS’s services.

The business of HCS is concentrated in the State of Georgia and to a relatively few number of customers.
HCS derives all of its revenues from clients in the State of Georgia.  As a result, HCS is subject to risks associated with conditions in the State of Georgia, including but not limited to economic and regulatory risks, than healthcare staffing and other companies that are more geographically diversified.

HCS derives the majority of its businesses from CSBs. There are 24 CSBs in Georgia and HCS conductions business with 14 of them. Matters that adversely impact Georgia CSBs, including regulatory changes may negatively affect our business.

Risks Related to our Company

Our ability to use our net operating loss carryforwards and net unrealized built-in losses could be severely limited in the event of certain transfers of our voting securities.

As of December 31, 2016, we had a federal net operating loss of approximately $685.5 million, including $307.3 million in losses on mortgage securities that have not been recognized for income tax purposes. Our ability to use NOLs to offset future taxable income will depend on the amount of taxable income we generate in future periods and whether we become subject to annual limitations on the amount of taxable income that may be offset by our NOLs.

Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes an annual limitation on the amount of taxable income that may be offset by a corporation’s NOLs if the corporation experiences an “ownership change” as defined in Section 382 of the Code. An ownership change occurs when the corporation’s “5-percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership in the corporation by more than 50 percentage points (by value) over a rolling three-year period. Additionally, various states have similar limitations on the use of state NOLs following an ownership change.

Our charter includes provisions designed to protect the tax benefits of our NOLs by generally restricting any direct or indirect transfers of our common stock that increase the direct or indirect ownership of our common stock by any person from less than 4.99% to 4.99% or more, or increase the percentage of our common stock owned directly or indirectly by a person owning or deemed to own 4.99% or more of our common stock. Any direct or indirect transfer attempted in violation of these transfer restrictions will be void as of the date of the prohibited transfer as to the purported transferee. Additionally, we have adopted and our shareholders have approved a Rights Agreement (the “NOL Rights Plan”) that generally is designed to deter any person from acquiring shares of our common stock if the acquisition would result in such person beneficially owning 4.99% or more of our common stock without the approval of our Board of Directors (the “Board”).

Although these measures are intended to reduce the likelihood of an ownership change, we cannot assure you that they will prevent all transfers of our common stock that could result in such an ownership change. Further, these measures could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, the Company or a large block of our common stock, which may adversely affect the marketability, and depress the market price, of our common stock. In addition, these provisions could delay or frustrate the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, or impede an attempt to acquire a significant or controlling interest in us, even if such events might be beneficial to us and our shareholders.

Covenant restrictions under our indebtedness may limit our ability to operate our business.

The Note Purchase Agreement governing the 2017 Notes contains, among other things, covenants that may restrict our and our subsidiaries' ability to finance future operations, capital needs or to engage in other business activities. The Note Purchase Agreement and the 2017 Notes limit our ability and the ability of our subsidiaries to take certain actions without the consent of the noteholders, including but not limited to the following:

•	incur indebtedness;

•	create certain liens;

•	make payments to our shareholders;

•	acquire our outstanding shares, or the shares of our subsidiaries;

•	make payments on debt securities junior to the 2017 Notes; and

•	merge, consolidate, transfer and/or sell substantially all of our assets.

There can be no assurance that we will be able to receive the consent of the noteholders should we have a need to take one of the restricted actions, which such limitation may hinder our ability to operate or grow our business in the future.

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

Our common stock currently trades on the OTC Pink marketplace of the OTC Markets Group, Inc. Trading of securities on this quotation service is generally limited and is effected on a less regular basis than on exchanges, such as the NYSE, and accordingly investors who own or purchase our stock will find that the liquidity or transferability of the stock may be limited. Additionally, a shareholder may find it more difficult to dispose of, or obtain accurate quotations as to the market value of, our stock. If an active public trading market cannot be sustained, the trading price of our common stock could be adversely affected and the ability of an investor to transfer their shares of our common stock may be limited.

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

Some provisions of our charter, bylaws, Maryland law and our NOL Rights Plan may deter takeover attempts, which may limit the opportunity of our shareholders to sell their common stock at favorable prices.

Certain provisions of our charter, bylaws, Maryland law, and our NOL Rights Plan could discourage, delay or prevent transactions that involve an actual or threatened change in control, and may make it more difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders. Under our charter, generally a director may only be removed for cause and only by the affirmative vote of the holders of at least a majority of all classes of shares entitled to vote in the election for directors together as a single class. Maryland law provides protection for Maryland corporations against unsolicited takeover situations. Further, our charter includes provisions designed to protect the tax benefits of our NOLs by generally restricting any direct or indirect transfers of our common stock that increase the direct or indirect ownership of our common stock by any person from less than 4.99% to 4.99% or more, or increase the percentage of our common stock owned directly or indirectly by a person owning or deemed to own 4.99% or more of our common stock. Any direct or indirect transfer attempted in violation of these transfer restrictions will be void as of the date of the prohibited transfer as to the purported transferee. Additionally, we have adopted an NOL Rights Plan that generally is designed to deter any person from acquiring shares of our common stock if the acquisition would result in such person beneficially owning 4.99% or more of our common stock without the approval of our Board.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The executive and administrative offices for the Company are located in Kansas City, Missouri, and consist of approximately 2,300 square feet of leased office space. The Company is also a party to an operating lease for 12,000 square feet of office space in Kansas City and 30,000 square feet of office space in Tampa, Florida. The Company abandoned these operating leases during the fourth quarter of 2016 and 2014, respectively.

HCS leases office space in a number of locations in the state of Georgia. The executive and administrative offices for HCS are located in College Park, Georgia, and consist of approximately 4,700 square feet of leased office space.

Item 3. Legal Proceedings

The Company is a party to various legal proceedings. Except as set forth below, these proceedings are of an ordinary and routine nature.

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case included NovaStar Mortgage Funding Corporation (“NMFC”) and NovaStar Mortgage, Inc. ("NMI"), wholly-owned subsidiaries of the Company, and NMFC's individual directors, several securitization trusts sponsored by the Company (“affiliated defendants”) and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. The plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by the plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff's claims, which the court granted on March 31, 2011, with leave to amend. The plaintiff filed a second amended complaint on May 16, 2011, and the Company again filed a motion to dismiss. On March 29, 2012, the court dismissed the plaintiff's second amended complaint with prejudice and without leave to replead. The plaintiff filed an appeal. On March 1, 2013, the appellate court reversed the judgment of the lower court, which had dismissed the case. Also, the appellate court vacated the judgment of the lower court which had held that the plaintiff lacked standing, even as a class representative, to sue on behalf of investors in securities in which plaintiff had not invested, and the appellate court remanded the case back to the lower court for further proceedings. On April 23, 2013 the plaintiff filed its memorandum with the lower court seeking a reconsideration of the earlier dismissal of plaintiff's claims as to five offerings in which plaintiff was not invested, and on February 5, 2015 the lower court granted plaintiff's motion for reconsideration and vacated its earlier dismissal. On March 8, 2017, the affiliated defendants and all other parties executed an agreement to settle the action, with the contribution of the affiliated defendants to the settlement fund being paid by their insurance carriers. The court certified a settlement class and granted preliminary approval to the settlement on May 10, 2017.  One member of the settlement class objected to the settlement and sought a stay of the final settlement approval hearing on the ground that it did not receive notice of the settlement and had no opportunity to timely opt out of the class.  After the court rejected the motion for a stay, the objector filed an appeal and requested a stay of the district court proceedings pending disposition of the appeal. The court of appeals has granted a temporary stay of the district court proceedings pending a decision on the objector’s request for a stay. Given the stage of the litigation, the Company cannot provide an estimate of the range of any loss. The Company believes that the affiliated defendants have meritorious defenses to the case and expects them to defend the case vigorously.

On June 20, 2011, the National Credit Union Administration Board, as liquidating agent of U.S. Central Federal Credit Union, filed an action against NMFC and numerous other defendants in the United States District Court for the District of Kansas, claiming that the defendants issued or underwrote residential mortgage-backed securities pursuant to allegedly false or misleading registration statements, prospectuses, and/or prospectus supplements. On August 24, 2012, the plaintiff filed an amended complaint making essentially the same claims against NMFC. NMFC filed a motion to dismiss the amended complaint which was denied on September 12, 2013. The defendants had claimed that the case should be dismissed based upon a statute of limitations and sought an appeal of the court's denial of this defense. An interlocutory appeal of this issue was allowed, and on August 27, 2013, the Tenth Circuit affirmed the lower court’s denial of defendants’ motion to dismiss the plaintiff’s claims as being time barred; the appellate court held that the Extender Statute, 12 U.S.C. §1787(b)(14) applied to plaintiff’s claims. On June 16, 2014, the United States Supreme Court granted a petition of NMFC and its co-defendants for certiorari, vacated the ruling of the Tenth Circuit, and remanded the case back to that court for further consideration in light of the Supreme Court’s decision in CTS Corp. v. Waldburger, 134 S. Ct. 2175 (2014). On August 19, 2014, the Tenth Circuit reaffirmed its prior decision, and on October 2, 2014 the defendants filed a petition for writ of certiorari with the Supreme Court, which was denied. On March 22, 2016, NMFC filed motions for summary judgment, and plaintiff filed a motion for partial summary judgment. Those motions remain pending. Given that plaintiff did not file a timely proof of claim in NMFC’s bankruptcy case, the Company believes it is likely that the case will be dismissed. The Company believes that NMFC has meritorious defenses to the case and expects it to defend the case vigorously in the event it proceeds.

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

See "Reorganization" in Part I, Item 1. Business of the Form 10-K and Note 2 to the consolidated financial statements for a description of the Chapter 11 Cases.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock currently trades on the OTC Pink marketplace of the OTC Markets Group, Inc. under the symbol “NOVC”. Prior to the commencement of the Chapter 11 Cases, the Company's common stock traded on the OTCQB market of the OTC Markets Group, Inc. under the symbol "NOVC." The following table sets forth the high and low bid prices as reported by these quotation services, for the periods indicated.

	High	Low
2016
First Quarter	$0.14	$0.05
Second Quarter	0.10	0.06
Third Quarter	0.08	0.03
Fourth Quarter	0.06	0.03

2015
First Quarter	$0.35	$0.24
Second Quarter	0.42	0.22
Third Quarter	0.32	0.22
Fourth Quarter	0.31	0.12

As of October 24, 2017, we had approximately 709 shareholders of record of the Company's common stock. This figure does not represent the actual number of beneficial owners of our common stock because such stock is frequently held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares.

No dividends were declared during 2016 or 2015, nor do we expect to declare any stock dividend distributions in the near future. The Note Purchase Agreement governing the 2017 Notes contains restrictive covenants which prohibit the Company and its subsidiaries, from among other things, making any cash dividend or distribution to Novation shareholders. Should the restrictions be relieved, any future determination to pay dividends will be made at the discretion of our Board and will depend on earnings, financial condition, cost of equity, investment opportunities and other factors as our Board may deem relevant.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations for the years ended December 31, 2016 and 2015. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and Notes to the Consolidated Financial Statements set forth in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

Executive Overview
The Management's Discussion and Analysis of Financial Condition and Operating Results (“MD&A”) includes the following sections:

•	Corporate Overview – a brief overview of our business and current strategy, and summary of financial highlights as of December 31, 2016.

•	Consolidated Results of Operations – an analysis of our results of operations for the years ended December 31, 2016 and 2015 as presented in our Consolidated Financial Statements.

•	Liquidity and Capital Resources – an analysis of our cash flows and financial commitments.

•
Critical Accounting Estimates – a discussion of our critical accounting estimates, which involve a high degree of judgment or complexity. This section also includes the impact of new accounting standards.

Corporate Overview
Emergence from Bankruptcy. On the Bankruptcy Petition Date, Novation and three of its subsidiaries (referred to as the Debtors), filed the Bankruptcy Petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases were being jointly administered under the case Novation Companies, Inc., et al, No. 16-19745-DER. The Company and one of its subsidiaries subsequently filed with the Bankruptcy Court and amended a plan of reorganization (referred to as the Plan) and a related disclosure statement. The Bankruptcy Court entered the Confirmation Order confirming the Plan solely with respect to the Company, which provided that the effective date of the Plan will occur when all conditions precedent to effectiveness, as set forth in the Plan, have been satisfied or waived. Two of the conditions to the effectiveness of the Plan were (i) the closing of the HCS Acquisition and (ii) the closing of the Note Refinancing. The HCS Acquisition and the Note Refinancing were completed on July 27, 2017. On July 27, 2017, upon the completion of the HCS Acquisition and the Note Refinancing, and the satisfaction or waiver of all other conditions precedent to effectiveness, the effective date of the Plan occurred and the Company filed a Notice of Occurrence of Effective Date of the Plan with the Bankruptcy Court. Under the Plan, holders of existing equity interests in the Company (i.e., the common stock) retain their interests.

Acquisition of Healthcare Staffing, Inc. On July 27, 2017, the Company and NHI completed the HCS Acquisition pursuant to the terms of the HCS Purchase Agreement, as a result of which HCS became a wholly-owned subsidiary of NHI. HCS owns and operates a healthcare staffing solutions business based in the State of Georgia. Consideration for the HCS Acquisition consisted of $24 million in cash, subject to adjustment as provided in the HCS Purchase Agreement.

Note Refinancing. On July 27, 2017, the Company entered into the Note Purchase Agreement with NHI and HCS as guarantors (together with the Company, referred to as the Credit Parties), the Noteholders and Wilmington Savings Fund Society, FSB, as collateral agent for the benefit of the Noteholders, to refinance $85,937,500 of principal indebtedness of the Company under the 2011 Notes. Pursuant to the Note Purchase Agreement, the Noteholders exchanged their 2011 Notes for 2017 Notes on the terms and conditions set forth therein. The unpaid principal amounts of the 2017 Notes bear interest at a variable rate equal to LIBOR plus 3.5% per annum, payable quarterly in arrears until maturity on March 30, 2033. The 2017 Notes generally rank senior in right of payment to any existing or future subordinated indebtedness of the Credit Parties. The Company may at any time upon 30 days’ notice to the Noteholders redeem all or part of the 2017 Notes at a redemption price equal to 101% of the principal amount redeemed plus any accrued and unpaid interest thereon. Pursuant to the Note Purchase Agreement, in connection with the Note Refinancing, the Company paid all overdue and unpaid accrued interest on the 2011 Notes in the agreed, reduced aggregate amount of $5,775,779, and paid $500,000 in fees and expenses incurred by the Noteholders.

Following is a summary of financial highlights (in thousands; except per share amounts).

	December 31,
	2016	2015
Cash and cash equivalents	$4,805	$2,826
Marketable securities	$36,488	$18,897
Net income (loss) available to common shareholders, per diluted share	$0.06	$(0.32)

Consolidated Results of Operations
Year ended December 31, 2016 as Compared to the Year Ended December 31, 2015
Interest Income – Mortgage Securities
Interest income on mortgage securities decreased to approximately $5.1 million in 2016 from $6.1 million in 2015. Fluctuations in the interest income received from our mortgage portfolio are typically due to factors beyond the Company's control, such as the performance of the underlying loan collateral, prepayment speeds, interest rates, etc. The Company expects interest income and cash flow from these securities to decline as the principal on the underlying loan collateral is paid, written down, or written off. However, the Company owns overcollateralization ("OC") mortgage securities that are expected to generate significant cash flow. These securities represent the excess of securitized mortgage loan collateral over mortgage bonds sold to third parties. When the third party bonds are fully repaid, the mortgage loan principal and interest payments will be paid to the Company as the owner of the OC bonds. The timing of receipt of these payments is unknown and depends on the timing of the mortgage loan principal and interest payments.

General and Administrative
General and administrative expenses decreased to approximately $4.4 million in 2016 compared to $5.7 million in 2015. The decrease in general and administrative expenses is due to the elimination of a significant portion of employees subsequent to 2015 and as a result of its divestiture of Corvisa. The Company is continuing to take steps to reduce other operating and overhead costs, including the reduction in leased office space. The anticipated cost savings cannot be quantified at this time, but the Company expects further reductions in operating costs in 2017.

Other (Expense) Income
The Company invests in liquid marketable securities, including equities, corporate bonds and traditional mortgage-backed securities in order to supplement earnings. During 2016, these investments generated additional income during the period where the Company had no other operating income. During 2016, other income includes realized gains of $3.7 million and interest and dividends of $1.7 million from this investing activity. The Company realized approximately $0.2 million in losses from the write-down of leasehold improvements when it abandoned its Kansas City office lease and recognized other income of approximately $0.3 million during 2016. During 2015, other expense includes $20 thousand of interest income and $47 thousand of miscellaneous expenses.

Reorganization items, net
The Company has incurred significant costs associated with our reorganization and the Chapter 11 proceedings. These costs are being expensed as incurred. In addition, a non-cash charge to write-off the unamortized debt issuance costs related to our 2011 Notes is included in “Reorganization items, net” as these debt instruments are expected to be impacted by the bankruptcy reorganization process. For the year ended December 31, 2016 reorganization items include (in thousands):

Adjustments to deferred debt issuance costs and senior debt premium	$2,399
Professional fees	(1,252)
Adjustments to other liabilities for claims made or rejected contracts	(449)
Other	(31)
Reorganization items, net	$667

While these costs will significantly affect our results of operations for the first and second quarters of 2017, we expect these costs to decline significantly beginning in the third quarter following the resolution of our Chapter 11 proceedings. For the six months ended June 30, 2017, the Company incurred $3.1 million in reorganization items, net, primarily professional fees.

Interest Expense

Interest expense is comprised primarily of interest on the 2011 Notes, which is variable based on 3-month LIBOR. Interest expense increased to $3.6 million in 2016 from $3.2 million in 2015. The increase in interest expense is a result of an increase in LIBOR.

Liquidity and Capital Resources
As of December 31, 2016, the Company had approximately $4.8 million in unrestricted cash and cash equivalents. In addition, the Company held approximately $26.5 million in liquid marketable securities, which consist of traditional agency mortgage-backed securities. In addition, the Company owns various residual interest and overcollateralization mortgage securities that are generating monthly cash. The Company's marketable securities are classified as available-for-sale and are included in the current and non-current marketable securities line items on the consolidated balance sheet. For additional information regarding the Company's marketable securities, see Note 5 to the consolidated financial statements.

As of December 31, 2016, the 2011 Notes had an aggregate principal balance of $85.9 million. The 2011 Notes were created through an exchange of the Company's previously outstanding junior subordinated notes that occurred prior to 2015. This exchange was considered a modification of a debt instrument for accounting purposes. Through the Bankruptcy Petition Date, the Company used the effective interest method to accrete from the principal balance as of the modification date to the carrying balance as of any reporting date. Under the effective interest method, significant changes in the rate at which a debt instrument accrues interest over its term can result in a recorded balance in excess of the aggregate principal balance of the debt instrument. As of the Bankruptcy Petition Date, the Company charged off the entire difference between the contractual principal amount of the 2011 Notes and their carrying value as these notes are expected to be impacted by the Company's bankruptcy reorganization process.

The 2011 Notes accrued interest at a rate of 1.0% per annum until January 1, 2016 and then accrued interest at a rate of three-month LIBOR plus 3.5% per annum. Interest on the 2011 Notes is payable on a quarterly basis and no principal payments were due until maturity on March 30, 2033. The Company did not make the quarterly interest payments due on March 30, 2016 totaling $0.9 million. These interest payments were not made within 30 days after they became due and payable, and remain unpaid, such non-payments constituting events of default under the Indentures. As a result, the 2011 Notes were classified as current liabilities. On May 9, 2016, the Company received a notice of acceleration with respect to the Series 1 Notes and the Series 2 Notes, declaring all principal and unpaid interest immediately due and payable. A similar acceleration notice was received on June 6, 2016 with respect to the Series 3 Notes.

On the Bankruptcy Petition Date, the aggregate outstanding principal under the 2011 Notes was $85.9 million and the aggregate recorded interest liability was $2.0 million. As of December 31, 2016, the principal and recorded unpaid interest ($3.7 million) are classified as liabilities subject to compromise in the Company's consolidated balance sheet.

Pursuant to the Note Purchase Agreement, in connection with the Note Refinancing, the Company paid all overdue and unpaid accrued interest on the 2011 Notes in the agreed, reduced aggregate amount of $5,775,779, and paid $500,000 in fees and expenses incurred by the Noteholders, and the Noteholders exchanged their 2011 Notes for the 2017 Notes on the terms and conditions set forth therein.

The unpaid principal amounts of the 2017 Notes bear interest at a variable rate equal to LIBOR plus 3.5% per annum, payable quarterly in arrears until maturity on March 30, 2033. The 2017 Notes generally rank senior in right of payment to any existing or future subordinated indebtedness of the Credit Parties. The Company may at any time upon 30 days’ notice to the Noteholders redeem all or part of the 2017 Notes at a redemption price equal to 101% of the principal amount redeemed plus any accrued and unpaid interest thereon.

The Note Purchase Agreement contains customary affirmative and negative covenants, including but not limited to certain financial covenants. The Note Purchase Agreement also contains customary events of default, including but not limited to payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Noteholders may, among other remedies, accelerate the payment of all obligations under the Note Purchase Agreement and the 2017 Notes.

In connection with the Note Purchase Agreement, on July 27, 2017, the Credit Parties entered into a Pledge and Security Agreement, dated as of the same date, pursuant to which each of the Credit Parties granted a first priority lien generally covering all of its assets, other than accounts receivable and inventory, for the benefit of the Noteholders, to secure the obligations under the Note Purchase Agreement and the 2017 Notes.

Overview of Cash Flow for the Year Ended December 31, 2016
The following table provides a summary of our operating, investing and financing cash flows as taken from our consolidated statements of cash flows for 2016 and 2015 (in thousands).

	For the Year Ended December 31,
	2016	2015
Consolidated Statements of Cash Flows:
Cash flows (used in) provided by operating activities of continuing operations	$1,922	$(1,742)
Cash flows provided by investing activities of continuing operations	1,980	26,993
Cash flows used in financing activities of continuing operations	(205)	(25,660)

Operating Activities
The increase in net cash flows from operating activities to approximately $1.9 million provided by operating activities during 2016 from approximately $1.7 million used in operating activities during 2015 was driven primarily by the reduction in interest payments and other operating expenses, demonstrated in the change in accounts payable and accrued expenses.

Investing Activities
Cash flows provided by investing activities includes primarily proceeds from and maturities of marketable securities. Significant funds were required in 2015 to finance the operations of Corvisa in 2015. Significantly less net proceeds sales were necessary in 2016 given the sale of Corvisa in January.

Financing Activities
The net cash flows used in financing activities results from contributions of capital to discontinued operations and decreased substantially after the sale of Corvisa in January of 2016.

Critical Accounting Estimates
We prepare our consolidated financial statements in conformity with GAAP and, therefore, are required to make estimates regarding the values of our assets and liabilities and in recording income and expenses. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. These estimates affect reported amounts of assets, liabilities and accumulated other comprehensive income at the date of the consolidated financial statements and the reported amounts of income, expenses and other comprehensive income during the periods presented. The following summarizes the components of our consolidated financial statements where understanding accounting policies is critical to understanding and evaluating our reported financial results, especially given the significant estimates used in applying the policies. The discussion is intended to demonstrate the significance of estimates to our consolidated financial statements and the related accounting policies. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board and the Audit Committee has reviewed our disclosure.

Marketable Securities
Our marketable securities include corporate equity and debt instruments and other traditional liquid investments, such as agency mortgage-backed securities. In addition, they include beneficial interests in the mortgage securitizations we executed prior to 2008. These beneficial interests include interest-only mortgage securities, residual interests and over-collateralization bonds, collectively "retained mortgage securities."

The accounting estimates used in valuing the retained mortgage securities and determining their income recognition rate are “critical accounting estimates” because they can materially affect net income and shareholders’ equity. In order to determine value, we must forecast interest rates, mortgage principal payments, prepayments and loan default assumptions and when, or if, the servicer for the underlying mortgage loans will exercise optional redemption rights (the "call date"). Making these assumptions requires a large degree of judgment. The rate used to discount the projected cash flows is also critical in the valuation of our residual securities. Management’s best estimate of key assumptions, including credit losses, prepayment speeds, expected call dates, market discount rates and forward yield curves commensurate with the risks involved, are used in estimating future cash flows.

We use historical collateral performance data, market economic data and published forward yield curves when modeling future expected cash flows and establishing the rate of income recognized on our retained mortgage securities. At each reporting date, future expected cash flows to be received is forecasted based on the assumptions made. The fair value of the retained mortgage securities is estimated by discounting these cash flows. We have relied heavily on historical performance of non-prime mortgage loans, in general, to determine assumptions. However, market trends for housing prices, labor statistics and other economic factors have consistently improved for several years. Sufficient time has passed to suggest that these trends are sustainable. Therefore, we are now relying more heavily on the specific performance of these loans in forecasting cash flow from our retained mortgage securities. To date, these specific loans have performed significantly better than non-prime loans in general. Better performance by the underlying mortgage securities generally results in more cash flow and higher values for our retained mortgage securities.

We believe the value of our residual securities is appropriate, but can provide no assurance that future changes in interest rates, prepayment and loss experience or changes in the market discount rate will not require material adjustments to the retained mortgage securities. See Note 8 to the consolidated financial statements for additional information on the estimates used in the valuation of our retained mortgage securities.

Liabilities Subject to Compromise

Beginning with the quarterly period ended September 30, 2016, the Company accounts for the bankruptcy in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations.” The consolidated financial statements include amounts classified as “liabilities subject to compromise.” This amount represents estimates of known or potential pre-petition claims that were expected to be resolved in connection with our Chapter 11 Cases. Differences between amounts we are reporting as liabilities subject to compromise in this Annual Report on Form 10-K and the amounts attributable to such matters claimed by our creditors or approved by the Bankruptcy Court may be material. We continued to evaluate our liabilities throughout the Chapter 11 process and may make adjustments in future periods as necessary and appropriate.

Income Taxes
In determining the amount of deferred tax assets to recognize in the consolidated financial statements, the Company evaluates the likelihood of realizing such benefits in future periods. The income taxes guidance requires the recognition of a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. Income tax guidance indicates the more likely than not threshold is a level of likelihood that is more than 50%.

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

The Company currently evaluates estimates of uncertainty in income taxes based upon a framework established in the income tax accounting guidance. The guidance prescribes a recognition threshold and measurement standard for the recognition and measurement of tax positions taken or expected to be taken in a tax return. In accordance with the guidance, the Company evaluates whether a tax position will more likely than not be sustained upon examination by the appropriate taxing authority. The Company measures the amount to recognize in its consolidated financial statements as the largest amount that is greater than 50% likely of being realized upon ultimate settlement. The recognition and measurement of tax benefits is often judgmental, and determinations regarding the tax benefit can change as additional developments occur relative to the issue.

The amounts of income taxes, deferred tax assets and the related valuation allowance are discussed in Note 10 to the Company's consolidated financial statements.

Impact of Recently Issued Accounting Pronouncements
Information regarding the impact of recently issued accounting pronouncements is included in Note 3 to the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
NOVATION COMPANIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Novation Companies, Inc.

We have audited the accompanying consolidated balance sheet of Novation Companies, Inc. as of December 31, 2016, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ deficit, and cash flows the year ended December 31, 2016. Management of the Company is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not reuqred to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Novation Companies, Inc. as of December 31, 2016 and the results of its operations and its cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ BOULAY PLLP
October 25, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Novation Companies, Inc.

We have audited the accompanying consolidated balance sheet of Novation Companies, Inc. a Maryland corporation, and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Novation Companies, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 in the previously filed 2015 consolidated financial statements, which is not presented herein, the Company has changed its method of accounting for the presentation of deferred income taxes in 2015 due to the adoption of FASB Accounting Standards Update No. 2015-17 - Balance Sheet Classification of Deferred Taxes.

/s/ GRANT THORNTON LLP
Kansas City, Missouri
February 16, 2016

NOVATION COMPANIES, INC.
DEBTORS-IN-POSSESSION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Current Assets
Cash and cash equivalents	$4,805	$2,826
Marketable securities, current	9,943	17,500
Other current assets	644	1,119
Current assets of discontinued operations	447	1,843
Total current assets	15,839	23,288
Non-Current Assets
Marketable securities, non-current	26,545	1,397
Other assets	246	839
Non-current assets of discontinued operations	—	6,415
Total non-current assets	26,791	8,651
Total assets	$42,630	$31,939

Liabilities and Shareholders' Deficit
Liabilities:
Current Liabilities
Accounts payable and accrued expenses	$792	$1,453
Current liabilities of discontinued operations	—	2,470
Total current liabilities	792	3,923
Non-Current Liabilities
Senior notes	—	88,385
Other liabilities	71	391
Non-current liabilities of discontinued operations	—	1,833
Total non-current liabilities	71	90,609
Total liabilities not subject to compromise	863	94,532
Liabilities subject to compromise	90,966	—
Total liabilities	91,829	94,532

Commitments and contingencies (Note 7)

Shareholders' deficit:
Capital stock, $0.01 par value per share, 120,000,000 shares authorized:
Common stock, 92,844,907 and 92,748,753 shares issued and outstanding as of December 31, 2016 and 2015, respectively	928	928
Additional paid-in capital	744,873	744,575
Accumulated deficit	(804,319)	(809,532)
Accumulated other comprehensive income	9,319	1,436
Total shareholders' deficit	(49,199)	(62,593)
Total liabilities and shareholders' deficit	$42,630	$31,939

See notes to consolidated financial statements.

NOVATION COMPANIES, INC.
DEBTORS-IN-POSSESSION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2016	2015
Income:
Interest income – mortgage securities	$5,060	$6,131
Total	5,060	6,131

Operating Expenses:
General and administrative	4,367	5,704
Total	4,367	5,704

Other income (expense)	5,472	(27)
Reorganization items, net	667	—
Interest expense	(3,606)	(3,193)

Income (loss) from continuing operations before income taxes	3,226	(2,793)
Income tax benefit	(21)	(28)
Net income (loss) from continuing operations	3,247	(2,765)
Income (loss) from discontinued operations, net of income taxes	1,966	(25,964)
Net income (loss)	5,213	(28,729)

Other comprehensive income (loss):
Less reclassification gain included in net income	(3,672)	—
Change in unrealized gain on marketable securities	11,555	(1,183)
Other comprehensive income (loss)	7,883	(1,183)
Net comprehensive income (loss)	$13,096	$(29,912)

Earnings (loss) per common share:
Basic	$0.06	$(0.32)
Diluted	$0.06	$(0.32)
Weighted average basic common shares outstanding	91,905,941	91,138,068
Weighted average diluted common shares outstanding	91,905,941	91,138,068

NOVATION COMPANIES, INC.
DEBTORS-IN-POSSESSION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Deficit
Balance, December 31, 2015	$928	$744,575	$(809,532)	$1,436	$(62,593)
Issuance of nonvested shares	—	—	—	—	—
Compensation recognized under stock compensation plans	—	298	—	—	298
Net income	—	—	5,213	—	5,213
Other comprehensive income	—	—	—	7,883	7,883
Balance, December 31, 2016	$928	$744,873	$(804,319)	$9,319	$(49,199)

Balance, December 31, 2014	$915	$743,919	$(780,803)	$2,619	$(33,350)
Issuance of nonvested shares	13	(13)	—	—	—
Compensation recognized under stock compensation plans	—	669	—	—	669
Net loss	—	—	(28,729)	—	(28,729)
Other comprehensive loss	—	—	—	(1,183)	(1,183)
Balance, December 31, 2015	$928	$744,575	$(809,532)	$1,436	$(62,593)

See notes to consolidated financial statements.

NOVATION COMPANIES, INC.
DEBTORS-IN-POSSESSION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$5,213	$(28,729)
Income (loss) from discontinued operations, net of income taxes	1,966	(25,964)
Net income (loss) from continuing operations	3,247	(2,765)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gains on sales of marketable securities, net	(3,672)	—
Non-cash reorganization items, net	(2,447)	—
Accretion of marketable securities, net	16	(235)
Amortization of deferred debt issuance costs and senior debt discount	—	2,448
Other non-cash losses, net	—	203
Compensation recognized under stock compensation plans	274	669
Changes in:
Due from discontinued operations	(26)	89
Other current assets and liabilities, net	183	(1,346)
Other noncurrent assets and liabilities, net	225	57
Accounts payable and accrued expenses	4,122	(862)
Net cash provided by (used in) operating activities of continuing operations	1,922	(1,742)
Net cash used in operating activities of discontinued operations	(1,921)	(23,005)
Net cash provided by (used in) operating activities	1	(24,747)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	33,468	26,995
Proceeds from other investing activities, net	—	(2)
Proceeds from paydowns of notes receivable	21	—
Proceeds from sale of subsidiary	7,643	—
Purchases of marketable securities	(39,520)	—
Release of restricted cash	368	—
Net cash provided by investing activities of continuing operations	1,980	26,993
Net cash used in investing activities of discontinued operations	(159)	(4,490)
Net cash provided by investing activities	1,821	22,503

Cash flows from financing activities:
Cash payments for contributions of capital to discontinued operations	(205)	(25,660)
Net cash used in financing activities of continuing operations	(205)	(25,660)
Net cash provided by financing activities of discontinued operations	205	25,428
Net cash used in financing activities	—	(232)

Net increase (decrease) in cash and cash equivalents, including discontinued operations	1,822	(2,476)
Cash and cash equivalents, beginning of period including cash in assets held for sale	3,178	5,654
Cash and cash equivalents, end of period including cash in assets held for sale	$5,000	$3,178

Supplemental disclosure of cash flow information:
Cash paid for reorganization items	$902	$—
Cash paid for interest	—	871
Cash income taxes paid, net	(17)	(708)
Cash received on mortgage securities - available-for-sale with no cost basis	4,666	5,603

See notes to consolidated financial statements.

NOVATION COMPANIES, INC.
DEBTORS-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Business Plan and Liquidity

Description of Operations – Novation Companies, Inc. (the “Company” or “Novation” or “we” or “us”) has been implementing its strategy to acquire operating businesses or making other investments that generate taxable earnings. See Note 2 for a description of the Company's bankruptcy reorganization and see Note 11 for a description of the Healthcare Staffing, Inc. ("HCS") Acquisition (as defined below) and the Note Refinancing (as defined below), which were completed after the end of fiscal year 2016.

Prior to 2016, Novation owned 100% of Corvisa LLC ("Corvisa"). On December 21, 2015, the Company entered into a Membership Interest Purchase Agreement (the "Corvisa Purchase Agreement") with Corvisa Services LLC ("Corvisa Services"), a wholly owned subsidiary of the Company, and ShoreTel, Inc. ("ShoreTel"). Subject to the terms and conditions under the Corvisa Purchase Agreement, ShoreTel agreed to purchase all of the membership interests of Corvisa (the "Corvisa Sale"). The Corvisa Sale closed on January 6, 2016. The operations of Corvisa have been classified as discontinued operations for all periods presented. Prior to 2015, the Company sold a portion of the assets and conducted an orderly wind-down of Advent Financial Services LLC ("Advent"), a financial settlement services provider for professional tax preparers nationwide. See Note 4 to the consolidated financial statements for additional information regarding the Company's divestiture activity.

Prior to 2008, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. As a result of those activities, the Company holds mortgage securities that continue to be a source of its earnings and cash flow. See Note 5 and Note 8 to the consolidated financial statements for additional information regarding these securities and the valuation thereof. Also as a result of those activities, the Company may, from time to time, receive indemnification and loan repurchase demands related to past sales of loans to securitization trusts and other third parties. See Note 7 to the consolidated financial statements for additional information regarding these demands.

Liquidity and Going Concern – As of December 31, 2016, the Company had approximately $4.8 million in unrestricted cash and cash equivalents. In addition, the Company held approximately $36.5 million in marketable securities, which consist of primarily agency mortgage-backed securities. The Company's marketable securities are classified as available-for-sale as of December 31, 2016 and are included in the current and non-current marketable securities line items on the consolidated balance sheet as of December 31, 2016. For additional information regarding the Company's marketable securities, see the consolidated statements of cash flow and Note 5 to the consolidated financial statements.

As discussed in Note 6, the Company did not make the quarterly interest payments due in 2016, totaling $3.6 million, as required under the Company's three series of 2011 Notes and three related Indentures (each as defined in Note 6). These interest payments were not made within 30 days after they became due and payable, and remain unpaid, such non-payment constituting events of default under the Indentures. The trustee under any Indenture or the holders of not less than 25% of the aggregate principal amount of the outstanding 2011 Notes issued pursuant to such Indenture, by notice in writing to the Company (and to the trustee if given by the holders), was able to declare the principal amount of all of the 2011 Notes issued under such Indenture to be due and payable immediately. On May 9, 2016, the Company received a notice of acceleration with respect to the Series 1 2011 Notes and the Series 2 2011 Notes declaring all principal and unpaid interest immediately due and payable. A similar acceleration notice was received on June 6, 2016 with respect to the Series 3 2011 Notes. Because the 2011 Notes were expected to be impacted by the bankruptcy reorganization process, the Company discontinued accrued interest on the 2011 Notes after the date of the Bankruptcy Petitions (as defined below). As of December 31, 2016 the aggregate outstanding principal under the 2011 Notes was $85.9 million, and the recorded aggregate interest liability was $3.7 million.

As discussed in Note 2 to the consolidated financial statements, the Company and three of its subsidiaries filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland (the “Bankruptcy Court”). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We have taken action to alleviate the substantial doubt raised by our historical operating results and to satisfy expected liquidity needs that will arise with the 12 months from the issuance of these consolidated financial statements. These actions included completing our plan of reorganization, refinancing the terms of our 2011 Notes and acquiring an operating business, which is anticipated to be cash flow positive, each effective July 27, 2017. The terms of the refinanced 2011 Notes allow the Company to obtain additional financing based on the accounts receivable and inventory of operating subsidiaries. The Company is aggressively pursuing such financing. Other actions the Company has taken include significantly reducing corporate overhead costs. Excluding the cost of reorganization, the Company has reduced compensation and other general and administrative expense by reducing staff, eliminating office space and paring back other administrative costs.

The Company acknowledges that it continues to face significant liquidity challenges. The cost of the bankruptcy proceedings have placed demands on the Company's liquidity resources. While no principal is due for many years on the Company's 2011

Notes, the on-going interest costs are significant and the rate is variable. If HCS and the Company's other investments do not perform as expected and/or we are unable to obtain other funding sources, we may not be able to meet financial obligations.

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Financial Statement Presentation. The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the period. The Company uses estimates and judgments in establishing the fair value of its mortgage securities, liabilities subject to compromise and accounting for income taxes, including the determination of the timing of the establishment or release of the valuation allowance related to the deferred tax asset balances and reserves for uncertain tax positions. While the consolidated financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ significantly from those estimates.

The consolidated financial statements of the Company include the accounts of all wholly-owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Note 2. Reorganization

On July 20, 2016, (the "Bankruptcy Petition Date"), Novation and three of its subsidiaries, NovaStar Mortgage LLC, NovaStar Mortgage Funding Corporation and 2114 Central LLC (collectively, the “Debtors”), filed the Bankruptcy Petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors’ Chapter 11 cases (the “Chapter 11 Cases”) were being jointly administered under the case Novation Companies, Inc., et al, No. 16-19745-DER.
The Company and one of its subsidiaries subsequently filed with the Bankruptcy Court, and amended, a plan of reorganization for the resolution of the outstanding claims against and interests pursuant to Section 1121(a) of the Bankruptcy Code (as amended and supplemented, the “Plan”) and a related disclosure statement. The Bankruptcy Court entered an order on June 12, 2017 confirming the Plan (the “Confirmation Order”) solely with respect to the Company, which provided that the effective date of the Plan will occur when all conditions precedent to effectiveness, as set forth in the Plan, have been satisfied or waived.

Two of the conditions to the effectiveness of the Plan were (i) the closing of the Company’s acquisition (the “HCS Acquisition”) of all of the capital stock of HCS as discussed in Note 11 to the consolidated financial statements and (ii) the restructuring (the “Note Refinancing”) of the Company’s outstanding Series 1 Notes, Series 2 Notes and Series 3 Notes (collectively, the “2011 Notes”), held by Taberna Preferred Funding I, Ltd. (“Taberna I”), Taberna Preferred Funding II, Ltd. (“Taberna II”) and Kodiak CDO I, Ltd. (“Kodiak” and, together with Taberna I and Taberna II, the “Noteholders”), issued pursuant to three Indentures, each dated as of March 22, 2011, between the Company and The Bank of New York Mellon Trust Company, National Association. The HCS Acquisition and the Note Refinancing were completed on July 27, 2017, and are discussed in Note 11 to the consolidated financial statements.

On July 27, 2017, upon the completion of the HCS Acquisition and the Note Refinancing, and the satisfaction or waiver of all other conditions precedent to effectiveness, the effective date of the Plan occurred and the Company filed a Notice of Occurrence of Effective Date of the Plan with the Bankruptcy Court. Under the Plan, holders of existing equity interests in the Company (i.e., the common stock) retain their interests.

Beginning with the quarterly period ended September 30, 2016, the Company accounts for the bankruptcy in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations.” The consolidated financial statements presented here include amounts classified as “liabilities subject to compromise.” This amount represents estimates of known or potential pre-petition claims that were expected to be resolved in connection with our Chapter 11 Cases. Additional amounts may be included in liabilities subject to compromise in future periods related to an election to reject executory contracts and unexpired leases as part of our Chapter 11 Cases. Due to the uncertain nature of many of the potential claims, the magnitude of potential claims is not reasonably estimable at this time. Potential claims not currently included with liabilities subject to compromise in our consolidated balance sheets may be material. Differences between amounts we are reporting as liabilities subject to compromise in this Annual Report on Form 10-K and the amounts attributable to such matters claimed by our creditors or approved by the Bankruptcy Court may be material. We continued to evaluate our liabilities throughout the Chapter 11 process and may make adjustments in future periods as necessary and appropriate. These adjustments may be material.

Under the Bankruptcy Code, except with respect to the Company, which is bound by the Plan, we may assume, assign, or reject executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and other conditions. If we reject a contract or lease, such rejection generally is treated as a pre-petition breach of the contract or lease, subject to exceptions, relieves the Debtors of performing their future obligations under such contract or lease and entitles the counterparty thereto to a pre-petition general unsecured claim for damages caused by the breach. If we assume an executory contract or unexpired lease, we are generally required to cure any existing monetary defaults under the contract or lease and provide adequate assurance of future performance to the counterparty. Accordingly, any description of an executory contract or unexpired lease in this Annual Report on Form 10-K, including any quantification of our obligations under any such contract or lease, is wholly qualified by the rejection rights we have under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and we expressly preserve all of our rights with respect thereto. As of December 31, 2016, liabilities subject to compromise include (in thousands):

Obligations under the 2011 Notes (see Note 6), including accrued interest through the petition date	$89,626
Claims and other liabilities related to operating leases	715
Income tax liabilities	309
Liabilities associated with the discontinued operations of Advent	195
Other	121
Liabilities subject to compromise	$90,966

To the best of our knowledge, we notified all of our known current or potential creditors that the Debtors have filed Chapter 11 Cases. In addition, on August 23, 2016, each of the Debtors filed the Schedules and Statements with the Bankruptcy Court. These documents set forth, among other things, the assets and liabilities of each of the Debtors, including executory contracts to which each of the Debtors is a party. The Schedules and Statements are subject to the qualifications and assumptions included therein, and were subject to amendment or modification as our Chapter 11 Cases proceed. Many of the claims identified in the Schedules and Statements are listed as disputed, contingent or unliquidated. In addition, there may be differences between the amounts for certain claims listed in the Schedules and Statements and the amounts claimed by our creditors. These differences were investigated and resolved as part of our claims resolution process in our Chapter 11 Cases.

We have incurred significant costs associated with our reorganization and the Chapter 11 proceedings. These costs, which are being expensed as incurred, will significantly affect our results of operations. In addition, a non-cash charge to write-off the unamortized debt issuance costs related to our 2011 Notes is included in “Reorganization items, net” as these debt instruments are expected to be impacted by the bankruptcy reorganization process. For the year ended December 31, 2016 reorganization items include (in thousands):

Adjustments to deferred debt issuance costs and senior debt premium	$2,399
Professional fees	(1,252)
Adjustments to other liabilities for claims made or rejected contracts	(449)
Other	(31)
Reorganization items, net	$667

Note 3. Summary of Significant Accounting and Reporting Policies

Cash and Cash Equivalents. Cash equivalents consist of liquid investments with an original maturity of three months or less. Cash equivalents are stated at cost, which approximates fair value. The Company maintains cash balances at one major financial institutions in the United States. Accounts are secured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2016, 49% of the Company’s cash and cash equivalents were with one institution. The uninsured balances of the Company’s unrestricted cash and cash equivalents accounts aggregated $4.3 million as of December 31, 2016.

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

Income Taxes. The Company had a gross deferred tax asset of $295.9 million and $282.1 million as of December 31, 2016 and 2015, respectively. In determining the amount of deferred tax assets to recognize in the financial statements, the Company evaluates the likelihood of realizing such benefits in future periods. The income tax guidance requires the recognition of a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. Income tax guidance indicates the more likely than not threshold is a level of likelihood that is more than 50%.

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

New Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which amended Going Concern (Topic 205) of the Accounting Standards Codification. This amendment provided guidance in generally accepted accounting principles about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. The Company has adopted this standard as of January 1, 2016. See the Company's evaluation in Note 1.

In November 2016, the FASB issued ASU 2016-18, which amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. Key requirements of the ASU are as follows:

•	Cash and cash-equivalent balances in the statement of cash flows should include those amounts that are deemed to be restricted cash and restricted cash equivalents.

•	Under some circumstances, a reconciliation between the statement of financial position and the statement of cash flows must be disclosed.

•
Changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows.

•	Information regarding the nature of restrictions on cash and cash equivalents must be disclosed.

This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods therein. The impact of this guidance will be determined based on the amounts of cash and restricted cash upon implementation, but is not expected to be material.

In August 2016, the FASB issued ASU 2016-15, which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The ASU’s amendments add or clarify guidance on eight cash flow issues:

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

For the Company, the new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Management has not determined if this guidance will have a significant impact on its consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. This ASU also amends certain disclosure requirements associated with the fair value of financial instruments. For Novation, the new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Management has not yet determined if this guidance will have a significant impact on its consolidated financial statements.

Note 4. Divestitures

On December 21, 2015, the Company entered into the Corvisa Purchase Agreement with Corvisa Services and ShoreTel. Subject to the terms and conditions of the Corvisa Purchase Agreement, ShoreTel agreed to purchase 100% of the membership interests of Corvisa. The Corvisa Sale closed on January 6, 2016. The aggregate consideration for the transaction included approximately $8.4 million in cash, subject to a potential post-closing working capital adjustment, of which amount approximately $7.0 million was paid at the closing and the following was deposited in escrow: (i) approximately $1.0 million for a period of twelve months to secure certain indemnification obligations of the Company; and (ii) $0.35 million to secure certain obligations of the Company in connection with the post-closing working capital adjustment.

In connection with the Corvisa Sale, the Company and ShoreTel also agreed to enter into a Transition Services Agreement pursuant to which each of the Company and ShoreTel would provide the other with specified services for a transition period following the closing. The Company does not expect the cash flows associated with these services to be significant to Corvisa, and the Company will have no significant continuing involvement with Corvisa beyond these services.

During 2015, the Company incurred approximately $0.8 million in severance and related one-time termination benefits associated with this transaction. Approximately $0.1 million of this expense was included in current liabilities of discontinued operations as of December 31, 2015. Also during 2015, the Company incurred approximately $0.5 million of legal and audit fees related to this transaction. These costs are included in the loss from discontinued operations line item in the consolidated statement of operations.

The Company recognized a gain on the transaction of $1.4 million during 2016, which is reflected in the income (loss) from discontinued operations. Also included in discontinued operations during 2016 are transaction-related costs that were contingent upon the closing of the sale. These costs include approximately $0.3 million of earned bonus payments to a Corvisa executive, $1.0 million of advisory fees and $0.1 million of other transaction-related costs.

At ShoreTel’s request, the Company disposed of Corvisa’s third-party software implementation consulting business in December 2015. The Company sold the assets related exclusively to this business, including but not limited to customer contracts, computer hardware and marketing materials, to Canpango LLC (“Canpango”), which agreed to hire certain employees of the business, to assume Corvisa’s obligations under the customer contracts, and to pay to the Company a portion of the business’s existing accounts receivable collected in the next nine months, less associated collection costs. Canpango is led by a former employee of Corvisa, and certain current and former employees of Corvisa have financial interests in Canpango. The sales price, assets and operations related exclusively to this business were not material to the Company’s consolidated financial statements when taken as a whole.

Prior to 2015, Advent sold certain intellectual property, software, and customer data to an unrelated entity and conducted an orderly winding-down of Advent’s remaining business and operations. As the run-off operations are substantially complete, and as the Company will not have any significant continuing involvement in Advent, the operations of Advent have been classified as discontinued operations for all periods presented.

Results of Discontinued Operations

During 2016, net income from discontinued operations consists of the net operating income and losses of the disposed entities and any necessary eliminations through the date of sale or disposal, the gain on the Corvisa Sale and any transaction-related expenses, along with any income tax impact. During 2015, net income from discontinued operations consists of the net operating income and losses of the disposed entities and any necessary eliminations and income tax expense.

The results of the Company's discontinued operations are summarized below (dollars in thousands):

	For the Year Ended December 31,
	2016	2015

Service fee income	$—	$3,254

Income from discontinued operations before income taxes	$1,966	$(25,964)
Income tax expense	—	—
Income from discontinued operations, net of income taxes	$1,966	$(25,964)

The assets and liabilities of discontinued operations as of December 31, 2016, shown below in thousands, include those of Advent. As of December 2015, the assets and liabilities of discontinued operations include those of Advent and Corvisa.

	December 31,
	2016	2015
Assets
Current Assets
Cash and cash equivalents	$195	$352
Service fee receivable, net	—	282
Other current assets	252	1,209
Total current assets	447	1,843
Non-Current Assets
Property and equipment, net of accumulated depreciation	—	5,708
Other assets	—	707
Total non-current assets	—	6,415
Total assets	$447	$8,258

Liabilities
Current liabilities	$—	$2,470
Non-current liabilities	—	1,833
Liabilities subject to compromise	195	—
Total liabilities	$195	$4,303

Note 5. Marketable Securities

The following table presents certain information on the Company's portfolio of available-for-sale securities (dollars in thousands):

As of December 31, 2016
	Amortized Cost	Gross Unrealized		Estimated Fair Value
Description of Securities		Gains	Losses
Marketable securities, current
Mortgage securities	$450	$9,341	$—	$9,791
Equity securities	112	47	(7)	152
Total	$562	$9,388	$(7)	$9,943

Marketable securities, non-current
Agency mortgage-backed securities	$26,607	$—	$(62)	$26,545

As of December 31, 2015
	Amortized Cost	Gross Unrealized		Estimated Fair Value
Description of Securities		Gains	Losses
Marketable securities, current
Corporate notes and bonds	$15,517	$—	$(28)	$15,489
Mortgage securities	525	1,486	—	2,011
Total	$16,042	$1,486	$(28)	$17,500

Marketable securities, non-current
Corporate notes and bonds	$1,419	$—	$(22)	$1,397

Prior to 2015, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. As a result of those activities, we acquired mortgage securities that continue to be a source of our earnings and cash flow. As of December 31, 2016 and 2015, the mortgage securities classified as current consisted entirely of the Company's investment in the residual securities issued by securitization trusts sponsored by the Company. Residual securities consist of interest-only and overcollateralization bonds.

There were no other-than-temporary impairments relating to available-for-sale securities for 2016 and 2015. The average remaining maturities of the Company’s short-term and long-term available-for-sale investments as of December 31, 2016 were approximately six and 21 months, respectively. Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments. See Note 8 to the consolidated financial statements for details on the Company's fair value methodology.

The following table relates to the securitizations where the Company retained an interest in the assets issued by the securitization trust (dollars in thousands):

	Size/Principal Outstanding (A)	Assets on Balance Sheet (B)	Liabilities on Balance Sheet	Maximum Exposure to Loss(C)	Year to Date Loss on Sale	Year to Date Cash Flows
December 31, 2016	$3,185,270	9,943	$—	$9,943	$—	$5,135
December 31, 2015	$3,601,468	$2,011	$—	$2,011	$—	$6,287

(A)	Size/Principal Outstanding reflects the estimated principal of the underlying assets held by the securitization trust.

(B)	Assets on balance sheet are securities issued by the entity and are recorded in the current marketable securities line item of the consolidated balance sheets.

(C)	The maximum exposure to loss includes the assets held by the Company. The maximum exposure to loss assumes a total loss on the referenced assets held by the securitization trust.

The Company invests in liquid marketable securities, including equities, corporate bonds and traditional mortgage-backed securities in order to supplement earnings. During 2016, other income includes realized gains of $3.7 million and interest and dividends of $1.7 million from this investing activity. During 2015, other expense includes $20 thousand of interest income.

Note 6. Borrowings - 2011 Notes

As of December 31, 2016, the Company had outstanding three series of unsecured senior notes (collectively, the "2011 Notes") pursuant to three separate indentures (collectively, the “Indentures”) with an aggregate principal balance of $85.9 million. The 2011 Notes were created through an exchange of the Company's previously outstanding junior subordinated notes that occurred prior to 2015. This exchange was considered a modification of a debt instrument for accounting purposes. Through the Bankruptcy Petition Date, the Company used the effective interest method to accrete from the principal balance as of the modification date to the carrying balance as of any reporting date. As of the Bankruptcy Petition Date, the Company charged off the entire difference between the contractual principal amount of the 2011 Notes and their carrying value as these notes were impacted by the bankruptcy reorganization process.

The 2011 Notes accrued interest at a rate of 1.0% per annum until January 1, 2016 and then accrued interest at a rate of three-month LIBOR plus 3.5% per annum (the “Full Rate”). Interest on the 2011 Notes was payable on a quarterly basis and no principal payments were due until maturity on March 30, 2033. The Company did not make the quarterly interest payments due on March 30, 2016 totaling $0.9 million. These interest payments were not made within 30 days after they became due and payable, and remain unpaid, such non-payments constituting events of default under the Indentures. As a result, the 2011 Notes were classified as current liabilities. The trustee under any Indenture or the holders of not less than 25% of the aggregate principal amount of the outstanding 2011 Notes issued pursuant to such Indenture, by notice in writing to the Company (and to the trustee if given by the holders), was able to declare the principal amount of all the 2011 Notes issued under such Indenture to be due and payable immediately. On May 9, 2016, the Company received a notice of acceleration with respect to the Series 1 2011 Notes and the Series 2 2011 Notes, declaring all principal and unpaid interest immediately due and payable. A similar acceleration notice was received on June 6, 2016 with respect to the Series 3 2011 Notes.

The aggregate outstanding principal under the 2011 Notes was $85.9 million and the aggregate recorded interest liability is $3.7 million. The principal and recorded unpaid interest are classified as liabilities subject to compromise in the Company's consolidated balance sheet.

As discussed in Note 11 to the consolidated financial statements, on July 27, 2017 the 2011 Notes were exchanged for the 2017 Notes (as defined in Note 11).

Note 7. Commitments and Contingencies

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

Historically, repurchases of loans or indemnification of losses where a loan defect has been alleged have been insignificant and any future losses for alleged loan defects have not been deemed to be probable or reasonably estimable; therefore, the Company has recorded no reserves related to these claims. The Company does not use internal groupings for purposes of determining the status of these loans. The Company is unable to develop an estimate of the maximum potential amount of future payments related to repurchase demands because the Company does not have access to information relating to loans sold and securitized and the number or amount of claims deemed probable of assertion is not known nor is it reasonably estimated. Further, the validity of claims received remains questionable. Also, considering that the Company completed its last sale or securitization of loans during 2007, the Company believes that it will be difficult for a claimant to successfully validate any additional repurchase demands. Management does not expect that the potential impact of claims will be material to the Company's consolidated financial statements.

Pending Litigation. The Company is a party to various legal proceedings. Except as set forth below, these proceedings are of an ordinary and routine nature. Any legal fees associated with these proceedings are expensed as incurred.

Although it is not possible to predict the outcome of any legal proceeding, in the opinion of management, other than the active proceedings described in detail below, proceedings and actions against the Company should not, individually, or in the aggregate, have a material effect on the Company's financial condition, operations and liquidity. Furthermore, due to the uncertainty of any potential loss as a result of pending litigation and due to the Company's belief that an adverse ruling is not probable, the Company has not accrued a loss contingency related to the following matters in its consolidated financial statements. However, a material outcome in one or more of the active proceedings described below could have a material impact on the results of operations in a particular quarter or fiscal year. See Note 2 to the consolidated financial statements for a description of the impact of the Company's Chapter 11 Cases on these proceedings.

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case included NovaStar Mortgage Funding Corporation (“NMFC”) and NovaStar Mortgage, Inc. ("NMI"), wholly-owned subsidiaries of the Company, and NMFC's individual directors, several securitization trusts sponsored by the Company (“affiliated defendants”) and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. The plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by the plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff's claims, which the court granted on March 31, 2011, with leave to amend. The plaintiff filed a second amended complaint on May 16, 2011, and the Company again filed a motion to dismiss. On March 29, 2012, the court dismissed the plaintiff's second amended complaint with prejudice and without leave to replead. The plaintiff filed an appeal. On March 1, 2013, the appellate court reversed the judgment of the lower court, which had dismissed the case. Also, the appellate court vacated the judgment of the lower court which had held that the plaintiff lacked standing, even as a class representative, to sue on behalf of investors in securities in which plaintiff had not invested, and the appellate court remanded the case back to the lower court for further proceedings. On April 23, 2013 the plaintiff filed its memorandum with the lower court seeking a reconsideration of the earlier dismissal of plaintiff's claims as to five offerings in which plaintiff was not invested, and on February 5, 2015 the lower court granted plaintiff's motion for reconsideration and vacated its earlier dismissal. On March 8, 2017, the affiliated defendants and all other parties executed an agreement to settle the action, with the contribution of the affiliated defendants to the settlement fund being paid by their insurance carriers. The court certified a settlement class and granted preliminary approval to the settlement on May 10, 2017.  One member of the settlement class objected to the settlement and sought a stay of the final settlement approval hearing on the ground that it did not receive notice of the settlement and had no opportunity to timely opt out of the class.  After the court rejected the motion for a stay, the objector filed an appeal and requested a stay of the district court proceedings pending disposition of the appeal. The court of appeals denied the temporary stay of the district court proceedings, opening the way for the District Court to conduct the final settlement approval hearing. Assuming the settlement is approved and completed, which is expected, the Company will incur no loss. If the settlement is not approved, the Company believes that the affiliated defendants have meritorious defenses to the case and expects them to defend the case vigorously.

On June 20, 2011, the National Credit Union Administration Board, as liquidating agent of U.S. Central Federal Credit Union, filed an action against NMFC and numerous other defendants in the United States District Court for the District of Kansas, claiming that the defendants issued or underwrote residential mortgage-backed securities pursuant to allegedly false or misleading registration statements, prospectuses, and/or prospectus supplements. On August 24, 2012, the plaintiff filed an amended complaint making essentially the same claims against NMFC. NMFC filed a motion to dismiss the amended complaint which was denied on September 12, 2013. The defendants had claimed that the case should be dismissed based upon a statute of limitations and sought an appeal of the court's denial of this defense. An interlocutory appeal of this issue was allowed, and on August 27, 2013, the Tenth Circuit affirmed the lower court’s denial of defendants’ motion to dismiss the plaintiff’s claims as being time barred; the appellate court held that the Extender Statute, 12 U.S.C. §1787(b)(14) applied to plaintiff’s claims. On June 16, 2014, the United States Supreme Court granted a petition of NMFC and its co-defendants for certiorari, vacated the ruling of the Tenth Circuit, and remanded the case back to that court for further consideration in light of the Supreme Court’s decision in CTS Corp. v. Waldburger, 134 S. Ct. 2175 (2014). On August 19, 2014, the Tenth Circuit reaffirmed its prior decision, and on October 2, 2014 the defendants filed a petition for writ of certiorari with the Supreme Court, which was denied. On March 22, 2016, NMFC filed motions for summary judgment, and plaintiff filed a motion for partial summary judgment. Those motions remain pending. Given that plaintiff did not file a timely proof of claim in NMFC’s bankruptcy case, the Company believes it is likely that the case will be dismissed. The Company believes that NMFC has meritorious defenses to the case and expects it to defend the case vigorously in the event it proceeds.

On February 28, 2013 the Federal Housing Finance Agency, as conservator for the Federal Home Loan Mortgage Corporation (Freddie Mac) and on behalf of the Trustee of the NovaStar Mortgage Funding Trust, Series 2007-1 (the “Trust”), a securitization trust in which the Company retains a residual interest, filed a summons with notice in the Supreme Court of the State of New York, County of New York against the Company and NMI. The notice provides that this is a breach of contract action with respect to certain, unspecified mortgage loans and defendant's failure to repurchase such loans under the applicable agreements. Plaintiff alleges that defendants, from the closing date of the transaction that created the Trust, were aware of the breach of the representations and warranties made and failed to notice and cure such breaches, and due to the failure of defendants to cure any breach, notice to defendants would have been futile. The summons with notice was not served until June 28, 2013. By letter dated June 24, 2013, the Trustee of the Trust forwarded a notice from Freddie Mac alleging breaches of representations and warranties with respect to 43 loans, as more fully set forth in included documentation. The 43 loans had an aggregate, original principal balance of about $6.5 million. On August 19, 2013, Deutsche Bank National Trust Company, as Trustee, filed a complaint identifying alleged breaches of representations and warranties with respect to seven loans that were included in the earlier list of 43 loans. Plaintiff also generally alleged a trust-wide breach of representations and warranties by defendants with respect to loans sold and transferred to the trust. Plaintiff seeks specific performance of repurchase obligations; compensatory, consequential, recessionary and equitable damages for breach of contract; specific performance and damages for anticipatory breach of contract; and indemnification (indemnification against NMI only). On October 9, 2013, the Company and NMI filed a motion to dismiss plaintiff’s complaint. This motion to dismiss was withdrawn after plaintiff filed an amended complaint on January 28, 2014, and on March 4, 2014 the Company and NMI filed a motion to dismiss the amended complaint. Given the stage of the litigation, the Company cannot provide an estimate of the range of any loss. The Company believes that it has meritorious defenses to the case and expects to defend the case vigorously.

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

The following tables present for each of the fair value hierarchy levels, the Company's assets and liabilities which are measured at fair value on a recurring basis(in thousands):

December 31, 2016
		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities, current	$9,943	$152	$—	$9,791
Marketable securities, non-current	26,545	26,545	—	—
Total	$36,488	$26,697	$—	$9,791

December 31, 2015
		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities, current:
Corporate notes and bonds	$15,489	$—	$15,489	$—
Mortgage securities	2,011	—	—	2,011
Marketable securities, non-current:
Corporate notes and bonds	1,397	—	1,397	—
Total	$18,897	$—	$16,886	$2,011

Valuation Methods and Processes

When available, the Company determines the fair value of its marketable securities using market prices from industry-standard independent data providers. Market prices may be quoted prices in active markets for identical assets (Level 1 inputs) or pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs), such as yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures.

To the extent observable inputs are not available, as is the case with the Company's retained mortgage securities, the Company estimates fair value using present value techniques and generally does not have the option to choose other valuation methods for these securities. The methods and processes used to estimate the fair value of the Company's retained mortgage securities are discussed further below. There have been no significant changes to the Company's valuation techniques. Accordingly, there have been no material changes to the consolidated financial statements resulting from changes to our valuation techniques.

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

Mortgage securities - available-for-sale. The Company's mortgage securities include traditional agency mortgage-backed securities, with valuations based on quoted prices in active markets for identical assets (Level 1).

Additionally, mortgage securities include investments that were retained during the Company's lending and securitization process, conducted prior to 2015. For these securities, the Company maintains the right to receive excess interest and other cash flow generated through the mortgage loan securitization vehicle. The Company receives the difference between the interest on the mortgage loans and the interest paid to the securitization bondholders. The Company also owns overcollateralization ("OC") classes of various securitization trusts. These OC bonds represent the difference in the principal of the underlying mortgage loans compared to the bonds sold to third parties. This extra collateral serves as a cushion for losses that have and may occur in the underlying mortgage pool. The OC bonds may receive cash if and when it is determined that actual losses are less than expectations. As of December 31, 2016, the aggregate overcollateralization was $27.0 million. The timing and amount of cash to be generated by the OC bonds is contingent upon the performance of the underlying mortgage loan collateral.

The independent loan servicer controls and manages the individual mortgage loans and therefore the Company has no control over the loan performance. Collectively, these mortgage securities are identified by the Company as "retained mortgage securities," in order to distinguish them from the Company's traditional agency mortgage-backed securities.

Retained mortgage-backed securities are valued at each reporting date using significant unobservable inputs (Level 3) by discounting the expected cash flows. An independent valuation specialist has been engaged to assist management in estimating cash flows and values for the Company's mortgage securities. It is the Company's responsibility for the overall resulting valuation.

The critical assumptions used in estimating the value of the mortgage securities include market interest rates, rate and severity of default, prepayment speeds and how long the security will continue to provide cash flow. To determine the assumptions, the Company and its independent valuation specialist rely primarily on historical mortgage loan performance and appropriate general economic indicators. The Company continuously reviews the assumptions used and monitors the efforts of the independent valuation specialist used to value the retained mortgage securities. As a result of this review during 2016, the Company and its independent valuation specialist revised key assumptions, leading to an increase in the expected cash flow and estimated value of these securities. The significant assumptions used in preparing the fair value estimates are:

	As of December 31,
	2016 (A)	2015
Weighted average:
Loss severity	49.6%	121.6%
Default rate	2.1%	1.3%	(B)
Prepayment speed	9.8%	9.8%
Servicer's optional redemption date	None	2 years from valuation date
(A) For the 2016 assessment, rates are for actual historical performance of these individual loans based on most recent 24 months. The model also considers 12 and 36 month history and predicts performance using this information combined with other fundamental economic information.
(B) Prior to 2016, the model assumed a graduated default rate to a maximum. Rate is the initial month's default rate.

Management and its valuation specialist previously relied heavily on historical general industry average performance of non-prime mortgage loans in developing loan-specific assumptions. Management and the valuation specialist believed that the overall performance of non-prime loans was a predictor for how the loans underlying the Company's retained mortgage securities would perform. However, market trends for housing prices, labor statistics and other economic factors have consistently improved for several years. The performance of the specific loans underlying the Company's retained mortgage securities is substantially better than that of non-prime loans in general. Sufficient time has passed to suggest that these trends are sustainable. Therefore, the revised assumptions used in 2016 rely more heavily on the specific performance of the loans underlying the Company's retained mortgage securities. Better performance by the underlying mortgage loans generally results in more estimated cash flow and higher values for our retained mortgage securities. Furthermore, while management and its valuation specialist previously assumed that a reasonable servicer would exercise its optional redemption, this has not occurred and there is no indication it will occur. Therefore, in 2016 we have revised the assumption regarding the time at which the servicer will exercise its option. This serves to extend the term over which the Company expects to receive cash from the excess interest securities, which also results in higher estimated fair values.

The improving loan performance and therefore the changes in our assumptions during 2016 resulted in a change in estimate of the value of retained mortgage securities, resulting in an increase the estimated fair value of marketable securities, current and other comprehensive income and a decrease in the total stockholders’ deficit by $8.2 million. Adjustments to assets and liabilities measured at fair value on a recurring and nonrecurring basis did not have a material impact on the earnings of continuing operations for any period presented.

The following table provides a reconciliation of the beginning and ending balances for the Company's mortgage securities – available-for-sale which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in thousands):

	For the Year Ended December 31,
	2016	2015
Balance, beginning of period	$2,011	$3,381
Increases (decreases) to mortgage securities – available-for-sale:
Accretion of income (A)	394	528
Proceeds from paydowns of securities (A)	(469)	(685)
Mark-to-market value adjustment	7,855	(1,213)
Net increases (decreases) to mortgage securities – available-for-sale	7,780	(1,370)
Balance, end of period	$9,791	$2,011

(A)	Cash received on mortgage securities with no cost basis was $4.7 million and $5.6 million during 2016 and 2015, respectively.

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

The estimated fair values of the Company's financial instruments are as follows as of December 31, 2016 and 2015 (dollars in thousands):

	As of December 31,
	2016		2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Marketable securities	$36,488	$36,488	$18,897	$18,897
Financial liabilities:
2011 notes	$85,937	$23,349	$88,385	$18,331

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

2011 notes. The fair value is estimated by discounting future projected cash flows using a discount rate commensurate with the risks involved. The value of the 2011 Notes was calculated assuming that the Company would be required to pay interest at a rate of 1.0% per annum until January 2016, at which time the Company would be required to start paying the Full Rate of three-month LIBOR plus 3.5% until maturity in March 2033. The three-month LIBOR used in the analysis was projected using a forward interest rate curve. The increase in fair value for the senior notes when comparing December 31, 2016 to December 31, 2015 relates to the increase in the forward LIBOR, which is market driven.

Note 9. Earnings Per Share

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options and nonvested shares. The computations of basic and diluted earnings per share for 2016 and 2015 (dollars in thousands, except share and per share amounts) are as follows:

	For the Year Ended December 31,
	2016	2015
Numerator:
Net income (loss) from continuing operations	$3,247	$(2,765)
Income (loss) from discontinued operations	1,966	(25,964)
Net income (loss)	$5,213	$(28,729)

Denominator:
Weighted average common shares outstanding – basic	91,905,941	91,138,068

Weighted average common shares outstanding – diluted:
Weighted average common shares outstanding – basic	91,905,941	91,138,068
Stock options	—	—
Nonvested shares	—	—
Weighted average common shares outstanding – diluted	91,905,941	91,138,068

Basic earnings per share:
Net income (loss) from continuing operations	$0.04	$(0.03)
Income (loss) from discontinued operations	0.02	(0.29)
Net income (loss)	$0.06	$(0.32)

Diluted earnings per share:
Net income (loss) from continuing operations	$0.04	$(0.03)
Income (loss) from discontinued operations	0.02	(0.29)
Net income (loss)	$0.06	$(0.32)

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

	For the Year Ended December 31,
	2016	2015
Number of stock options	4,719	10,549
Weighted average exercise price of stock options	$0.68	$0.62

During 2016 the Company granted 0.1 million nonvested shares to a director and these shares vested in 2016. During 2015 the Company granted 1.4 million options to purchase shares of common stock at a weighted average exercise price of $0.51. The weighted average impact of 0.7 million of the options granted during 2015 is included in the table above for 2015. The Company granted 1.3 million nonvested shares to its directors in 2015. These shares vested during 2016. The weighted average impact of 0.5 million of the nonvested shares granted during 2015 were not included in the calculation of earnings per share for 2015, because they were anti-dilutive.

As of December 31, 2016 and 2015, respectively, the Company had approximately 0.1 million and 1.4 million nonvested shares outstanding. The nonvested shares granted during 2015 vested during the current year. The remaining restricted shares outstanding as of December 31, 2016 are schedule to vest in 2017. The weighted average impact of 0.9 million and 0.8 million nonvested shares were not included in the calculation of earnings per share for 2016 and 2015, respectively, because they were anti-dilutive.

Note 10. Income Taxes

The components of income tax benefit from continuing operations are (in thousands):

	For the Year Ended December 31,
	2016	2015
Current:
Federal	$(14)	$(13)
State and local	(7)	(15)
Total current	$(21)	$(28)

Below is a reconciliation of the expected federal income tax expense using the federal statutory tax rate of 35% to the Company’s actual income tax benefit and resulting effective tax rate (in thousands).

	For the Year Ended December 31,
	2016	2015
Income tax (benefit) at statutory rate	$1,129	$(977)

State income taxes, net of federal tax benefit	211	(96)
Valuation allowance	14,595	2,519
Change in state tax rate	(16,475)	—
State tax credits	—	488
Adjustment to deferred tax asset	—	(1,965)
Bankruptcy reorganization	437	—
Uncertain tax positions	(35)	(87)
Other	117	90
Total income tax benefit	$(21)	$(28)

Prior to 2015, the Company concluded that it was no longer more likely than not that it would realize a portion of its deferred tax assets. As such, the Company maintained a full valuation allowance against its net deferred tax assets as of both December 31, 2016 and 2015.

The Company's determination of the realizable deferred tax assets requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods. As of December 31, 2016 and 2015, the Company maintained a valuation allowance of $292.2 million and $281.5 million, respectively, for its deferred tax assets.

In 2016, due to the sale of Corvisa, the Company reassessed their state apportionment rates. Based on available information, the Company changed the apportionment factors, specifically the apportionment factor used for allocation of income to the State of Missouri. In this reassessment, the Company determined that as of December 31, 2016, the federal taxable net operating loss would also be the state net operating loss allocated to Missouri based on its state tax apportionment. Based on Missouri tax code, the Company is able to utilize the full amount of federal net operating losses to reduce Missouri taxable income, subject to certain adjustments outlined in Missouri tax code. As a result of this reassessment, the Company recalculated the deferred tax assets and recognized an additional deferred tax asset related to state net operating losses totaling approximately $16.5 million in the current year. This was offset by an increase in the valuation allowance of approximately $16.5 million. In 2015, the Company had apportioned 22.57% of the total federal net operating loss to Missouri in accordance with Missouri tax code.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2016 and 2015 are (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Basis difference – investments	$17,261	$18,043
Federal net operating loss carryforwards	239,942	239,003
State net operating loss carryforwards	35,896	20,168
Other	2,816	4,882
Gross deferred tax asset	295,915	282,096
Valuation allowance	(292,214)	(281,548)
Deferred tax asset	3,701	548
Deferred tax liabilities:
Other	3,701	548
Deferred tax liability	3,701	548
Net deferred tax asset	$—	$—

As of December 31, 2016, the Company had a federal net operating loss of approximately $685.5 million, including $307.3 million in losses on mortgage securities that have not been recognized for income tax purposes. The federal net operating loss may be carried forward to offset future taxable income, subject to applicable provisions of the Internal Revenue Code (the "Code"). If not used, this net operating loss will expire in years 2025 through 2036. The Company has state net operating loss carryovers arising from both combined and separate filings from as early as 2004. The state net operating loss carryovers may expire as early as 2017 and as late as 2036.

The activity in the accrued liability for unrecognized tax benefits for the years ended December 31, 2016 and 2015 was (in thousands):

	For the Year Ended December 31,
	2016	2015
Beginning balance	$368	$475
Gross increases – tax positions in current period	2	19
Lapse of statute of limitations	(39)	(126)
Ending balance	$331	$368

As of December 31, 2016 and 2015, the total gross amount of unrecognized tax benefits was $0.3 million and $0.4 million, respectively, which also represents the total amount of unrecognized tax benefits that would impact the effective tax rate. The Company anticipates a reduction of unrecognized tax benefits of less than $0.1 million due the lapse of statute of limitations in the next twelve months. The Company does not expect any other significant change in the liability for unrecognized tax benefits in the next twelve months. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. The benefit for interest and penalties recorded in income tax expense was not significant for 2016 and 2015. There were accrued interest and penalties of less than $0.1 million as of both December 31, 2016 and 2015. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. Tax years 2012 to 2016 remain open to examination for both U.S. federal income tax and major state tax jurisdictions.

Note 11. Subsequent Events

Acquisition of Healthcare Staffing, Inc. On February 1, 2017, the Company entered into a Stock Purchase Agreement (the “HCS Purchase Agreement”) with Novation Holding, Inc., a wholly-owned subsidiary of the Company (“NHI”), HCS, and Butler America, LLC, the owner of HCS (“Butler” and, together with HCS, the “Seller Parties”). Pursuant to the HCS Purchase Agreement, NHI agreed to purchase from Butler all of the outstanding capital stock of HCS for $24.0 million in cash (the “HCS Acquisition”), subject to terms and conditions as provided therein, including but not limited to the Company’s receipt of bankruptcy court approval for the HCS Acquisition in its chapter 11 case. The purchase price is subject to a potential working capital adjustment, based on HCS having $5.0 million of working capital at closing.

On July 27, 2017, in connection with the anticipated closing of the HCS Acquisition, the Company, NHI, HCS and Butler entered into a Closing Agreement, dated as of the same date (the “Closing Agreement”), relating to certain closing matters and the terms of the HCS Purchase Agreement. The Closing Agreement provided for the following: (i) eliminate the $240,000 indemnification escrow under the HCS Purchase Agreement; (ii) provide for NHI’s reimbursement to Butler of $100,000 in costs and expenses incurred by Butler in consideration for the delay in closing the HCS Acquisition; (iii) clarify the treatment of certain of HCS’s outstanding tax obligations; (iv) provide that an adjustment to the purchase price under the HCS Purchase Agreement will be made in connection with the calculation of final closing date net working capital of HCS only if there is a difference between such amount and the pre-closing estimate of greater than three percent; and (v) make certain other changes to the HCS Purchase Agreement.

On July 27, 2017, the Company and NHI completed the HCS Acquisition pursuant to the terms of the HCS Purchase Agreement and the Closing Agreement, as a result of which HCS became a wholly-owned subsidiary of NHI.

The net purchase price was allocated as shown below (in thousands).

Cash	$1,013
Accounts receivable	6,929
Property and equipment	568
Other assets	45
Intangible assets:
Customer relationships	6,041
Trademarks	906
Non-compete agreement	583
Goodwill	11,472
Liabilities assumed - accrued payroll and related liabilities	(3,411)
Net assets acquired	$24,146

The purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed at their estimated fair values as of the acquisition date. The fair value measurements of the assets acquired and liabilities assumed were based on valuations involving significant unobservable inputs, or Level 3 in the valuation hierarchy. The allocation of the purchase price above to the assets and liabilities are based on our preliminary assessment and is subject to further review pending the completion of an appraisal of the assets and liabilities acquired.

The gross contractual amount of accounts receivable is $6.9 million, which was determined to approximate fair value. Goodwill and trademarks are considered indefinite-lived assets and are not subject to future amortization, but will be tested for impairment at least annually. Goodwill is comprised primarily of processes for services and knowhow, assembled workforces and other intangible assets that do not qualify for separate recognition. The full amount of goodwill is expected to be deductible for tax purposes. The amortization period for the intangibles for customer relationships and the non-compete agreement are seven and three years, respectively.

Note Refinancing On July 27, 2017, the Company entered into a Senior Secured Note Purchase Agreement, dated as of the same date (the “Note Purchase Agreement”), with NHI and HCS as guarantors (together with the Company, collectively, the “Credit Parties”), the Noteholders and Wilmington Savings Fund Society, FSB, as collateral agent for the benefit of the Noteholders, to refinance $85,937,500 of principal indebtedness of the Company under the 2011 Notes. Pursuant to the Note Purchase Agreement, the Noteholders exchanged their 2011 Notes for new notes from the Company in the same aggregate principal amount (collectively, the “2017 Notes”) on the terms and conditions set forth therein.

The unpaid principal amounts of the 2017 Notes bear interest at a variable rate equal to LIBOR plus 3.5% per annum, payable quarterly in arrears until maturity on March 30, 2033. The 2017 Notes generally rank senior in right of payment to any existing or future subordinated indebtedness of the Credit Parties. The Company may at any time upon 30 days’ notice to the Noteholders redeem all or part of the 2017 Notes at a redemption price equal to 101% of the principal amount redeemed plus any accrued and unpaid interest thereon.

Pursuant to the Note Purchase Agreement, in connection with the Note Refinancing, the Company paid all overdue and unpaid accrued interest on the 2011 Notes in the agreed, reduced aggregate amount of $5,775,779, and paid $500,000 in fees and expenses incurred by the Noteholders.

The Note Purchase Agreement contains customary affirmative and negative covenants, including but not limited to certain financial covenants. The Note Purchase Agreement also contains customary events of default, including but not limited to payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Noteholders may, among other remedies, accelerate the payment of all obligations under the Note Purchase Agreement and the 2017 Notes.

In connection with the Note Purchase Agreement, on July 27, 2017, the Credit Parties entered into a Pledge and Security Agreement, dated as of the same date, pursuant to which each of the Credit Parties granted a first priority lien generally covering all of its assets, other than accounts receivable and inventory, for the benefit of the Noteholders, to secure the obligations under the Note Purchase Agreement and the 2017 Notes.

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This internal control system has been designed to provide reasonable assurance to the Company’s management and Board regarding the preparation and fair presentation of the Company’s published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2016 based on the framework set forth in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation and its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

Howard M. Amster, age 69, has been a member of the Board since 2009. Mr. Amster currently is an owner and operator of multiple real estate investments. Since March 1998, Mr. Amster has served as President of Pleasant Lake Apts. Corp., the corporate general partner of Pleasant Lake Apts. Limited Partnership. Mr. Amster also serves as a director of Maple Leaf
Financial, Inc., the holding company for Geauga Savings Bank, and newAX, Inc. (formerly Astrex, Inc.). Since June 2015, Mr. Amster also has served as a Financial Advisor at McDonald Partners, LLC, a securities brokerage firm. From 2000 to May 2015, Mr. Amster served as a Principal with Ramat Securities Ltd., a securities brokerage firm. From 1992 to 2000, Mr. Amster was an investment consultant with First Union Securities (formerly EVEREN Securities and formerly Kemper Securities). The Board believes Mr. Amster’s qualifications to serve on the Board include his investment experience and his service as a director of public companies.

Jeffrey E. Eberwein, age 47, has been a member of the Board since April 2015 and has been Executive Chairman since August 2017. Mr. Eberwein is the founder and chief executive officer of Lone Star Value Management, LLC, a registered investment firm. Prior to founding Lone Star Value Management, LLC in January 2013, Mr. Eberwein was a Portfolio Manager
at Soros Fund Management from January 2009 to December 2011 and Viking Global Investors from March 2005 to September
2008. Mr. Eberwein is Chairman of the Board of AMERI Holdings, Inc., ATRM Holdings, Inc., Digirad Corporation and Hudson Global, Inc. Previously Mr. Eberwein served as a director and Chairman of the Board of Crossroads Systems, Inc., from April 2013 to May 2016. Mr. Eberwein also served on the board of directors of The Goldfield Corporation from May 2012 to May 2013, On Track Innovations Ltd. from December 2012 to March 2014, and NTS, Inc. from December 2012 until its sale to a private equity firm was completed in June 2014. Mr. Eberwein served on the Board of Hope for New York, a 501(c)(3) organization dedicated to serving the poor in New York City from 2011 until 2014, where he was Treasurer and on the Executive Committee. Mr. Eberwein earned an MBA from The Wharton School, University of Pennsylvania and a BBA with High Honors from The University of Texas at Austin. The Board believes that Mr. Eberwein’s qualifications to serve on the Board include his expertise in finance and experience in the investment community and serving as a director of public companies.

Charles M. Gillman, age 47, has been a member of the Board since January 2016. Mr. Gillman is the head of the IDWR Multi-Family Office (the “IDWR”), a position he has held since 2013.  The IDWR employs a team of analysts with expertise in finding publicly traded companies that require operational enhancement and an improvement in corporate capital allocation. From 2001 to 2013, Mr. Gillman was a portfolio manager of certain family office investment portfolios at Nadel and Gussman, LLC. Prior to his employment at Nadel and Gussman, Mr. Gillman worked in the investment industry and as a strategic management consultant at McKinsey & Company, where he gained experience designing operational turnarounds of U.S. and international companies. Mr. Gillman currently serves on the board of directors of Points International, Digrad and Solitron. Mr. Gillman is a Summa Cum Laude graduate of the Wharton School and a Director of the Penn Club of New York which serves as the Manhattan home of the Wharton and Penn alumni community. The Board believes that Mr. Gillman’s qualifications to serve on the Board include his significant experience as a successful portfolio manager, M&A experience and divestiture experience.

Barry A. Igdaloff, age 62, has been a member of the Board since 2009. Mr. Igdaloff served as the sole proprietor of Rose Capital, a registered investment advisor in Columbus, Ohio, since 1995. Mr. Igdaloff has been a director of Dynex Capital, Inc. since 2000. Previously, Mr. Igdaloff was a director of Guest Supply, Inc. prior to its acquisition by Sysco Foods in 2001.  Prior to entering the investment business, Mr. Igdaloff was an employee of Ernst & Whinney’s international tax department.  Mr. Igdaloff is a non-practicing CPA and a non-practicing attorney. The Board believes Mr. Igdaloff’s qualifications to serve on the Board include his financial expertise, his years of experience as an investment advisor, attorney, and CPA and his service as a director of public companies.

Robert G. Pearse, age 57, has been a member of the Board since April 2015. Mr. Pearse currently serves as a Managing Partner at Yucatan Rock Ventures, where he specializes in technology investments and consulting, and has served in that position since August 2012. Mr. Pearse also serves as a director for Aviat Networks, Inc., Ameri Holdings, Inc., and Crossroads Systems, Inc. From 2005 to 2012, Mr. Pearse served as vice president of Strategy and Market Development at NetApp, Inc., a computer storage and data management company. From 1987 to 2004, Mr. Pearse held leadership positions at Hewlett-Packard, most recently as the vice president of Strategy and Corporate Development from 2001 to 2004 focusing on business strategy, business development and acquisitions. Mr. Pearse’s professional experience also includes positions at PricewaterhouseCoopers LLP, Eastman Chemical Company, and General Motors Company. Mr. Pearse earned a Master of Business Administration degree from the Stanford Graduate School of Business in 1986, and a Bachelor of Science degree in Mechanical Engineering from the Georgia Institute of Technology in 1982. The Board believes Mr. Pearse’s qualifications to serve on the Board include his extensive business development and financial expertise.

Carolyn K. Campbell, age 46, has served as our Chief Financial Officer since August 2017. She previously worked as an independent contractor in internal audit and tax roles for various businesses from July 2016 to August 2017. From 2007 to March 2016, Ms. Campbell served as the Company’s Internal Audit Manager and was responsible for overseeing corporate audit processes and developing and implementing risk-based audit plans and internal controls over financial recordkeeping and reporting. From 2001 to 2004, Ms. Campbell was an internal auditor with Butler Manufacturing Company, a construction engineering company. From 1995 to 2001, Ms. Campbell was employed by Houlihan’s Restaurant Group, a developer of restaurant concepts, most recently as a tax analyst. Ms. Campbell holds a Bachelor of Science in Business Administration from the University of Central Missouri.

CORPORATE GOVERNANCE AND RELATED MATTERS

Board Leadership Structure

The Board is led by Mr. Eberwein, the Company's Executive Chairman who also serves as the Company's principal executive officer, and by Mr. Igdaloff, who services as the Company's Lead Independent Director having such responsibilities set forth in the Company's' Corporate Governance Guidelines. The Board has determined that this leadership structure is in the best interests of the Company’s shareholders at this time.

Board and Committee Meetings

During 2016, there were 6 meetings of the Board, 4 meetings of the Audit Committee, 1 meeting of the Compensation Committee and 1 meeting of the Nominating and Corporate Governance Committee, in addition to actions taken by unanimous written consent. Each director participated in at least 75% of the meetings of the Board and the committees on which he served during the periods for which he has been a director or committee member. Mr. Igdaloff attended our 2016 annual meeting of shareholders. We have no written policy regarding director attendance at our annual meetings of shareholders.

Board Committees

The Board has a standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. The Board has determined that all directors serving on the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are independent with the meaning of SEC and NASDAQ rules. Descriptions of the responsibilities of such committees are provided below.  These descriptions are qualified in their entirety by the full text of the written committee charters that may be found on the Company’s website at www.novationcompanies.com.

Audit Committee.  The responsibilities of the Audit Committee are set forth in its charter and include assisting the Board in fulfilling its oversight responsibility relating to: (i) the integrity of the Company’s financial statements and financial reporting process and its system of internal accounting and financial controls; (ii) the performance of the internal audit function; (iii) the performance of the independent auditors, which would include an evaluation of the independent auditor’s qualifications and independence; (iv) the Company’s compliance with legal and regulatory requirements, including disclosure controls and procedures; and (v) the preparation of an Audit Committee report to be included in the Company’s annual proxy statement.  The Audit Committee consists of Barry A. Igdaloff, Howard M. Amster, and Robert G. Pearse, with Mr. Igdaloff serving as the chairman.  The Board has determined that Barry A. Igdaloff and Robert G. Pearse qualify as “audit committee financial experts” under SEC rules and that each Audit Committee member has sufficient knowledge in reading and understanding the Company’s financial statements to serve on the Audit Committee.

Nominating and Corporate Governance Committee.  The responsibilities of the Nominating and Corporate Governance Committee are set forth in its charter and include the following: (i) identify individuals qualified to become Board members consistent with the criteria established by the Board; (ii) recommend to the Board the director nominees for the next annual meeting of shareholders; (iii) lead the Board in the annual review of the Board’s performance and the review of management’s performance; and (iv) shape the corporate governance policies and practices including developing a set of corporate governance principles applicable to the Company and recommending them to the Board.  The Nominating and Corporate Governance Committee consists of Barry A. Igdaloff, Howard M. Amster and Robert G. Pearse, with Mr. Igdaloff serving as the chairman.

Compensation Committee.  The responsibilities of the Compensation Committee are set forth in its charter and include the following: (i) review and approve the goals, objectives and compensation structure for our Chief Executive Officer, Chief Financial Officer and senior management; (ii) review, approve and recommend to the Board any new incentive-compensation and equity-based plans that are subject to Board approval; and (iii) approve any required disclosure on executive officer compensation for inclusion in the Company’s annual proxy statement and Annual Report on Form 10-K.  The Compensation Committee consists of Robert G. Pearse, Howard M. Amster and Charles M. Gillman, with Mr. Pearse serving as the chairman.

Compensation Committee Process and Advisors

The Compensation Committee is responsible for discharging the responsibilities of the Board with respect to the compensation of our executive officers. The Compensation Committee recommends overall compensation of our executive officers to the

Board. The Board approves all compensation of our executive officers. The Compensation Committee may form and delegate authority to subcommittees, comprised of one or more members of the Compensation Committee, as necessary or appropriate, and each such subcommittee shall have the full power and authority of the Compensation Committee.

The charter of the Compensation Committee permits the Compensation Committee to engage outside consultants. In 2016, the Compensation Committee did not retain a compensation consultant.

Corporate Governance Documents

The Company’s Corporate Governance Guidelines, Code of Conduct, and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available at the corporate governance section of our website, www.novationcompanies.com.  The Company will also provide copies of these documents free of charge to any shareholder who sends a written request to: Novation Companies, Inc., Investor Relations, 500 Grand Boulevard, Suite 201B, Kansas City, MO 64106.

Code of Ethics

The Company has adopted a Code of Conduct that applies to our directors, principal executive officer, principal financial officer, principal accounting officer, and other employees. The Code of Conduct is available at the corporate governance section of our website, www.novationcompanies.com. We intend to satisfy the disclosure requirements regarding any amendment to, or waiver from, a provision of our Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions by disclosing such matters on our website within four business days.

Our investor relations contact information follows:

Investor Relations
500 Grand Boulevard, Suite 201B
Kansas City, Missouri 64106
816.237.7000
Email:  ir@novationcompanies.com

Shareholder Communications with the Board

Shareholders may communicate directly with any member of the Board or any individual chairman of a Board committee by writing directly to those individuals at the following address: Novation Companies, Inc., 500 Grand Boulevard, Suite 201B, Kansas City, MO 64106. Communications that are intended for the non-management, independent directors generally should be marked to the attention of the chairman of the Nominating and Corporate Governance Committee.  The Company’s general policy is to forward, and not to intentionally screen, any substantive mail received at the Company’s corporate office that is sent directly to a director; however, (i) routine advertisements and business solicitations and (ii) communications deemed to be a security risk or principally for harassment purposes, may not be forwarded in the discretion of the Corporate Secretary, provided that in the latter case the Chairman of the Board is notified thereof.

Risk Oversight

The Board oversees an enterprise-wide approach to risk management, designed to support the achievement of Company objectives, improve long-term Company performance and create shareholder value.  A fundamental part of risk management is understanding the risks the Company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the Company.  The involvement of the full Board in setting the Company’s business strategy and objectives is integral to the Board’s assessment of the Company’s risk and also a determination of what constitutes an appropriate level of risk for the Company.  The full Board conducts an annual risk assessment of the Company’s financial risk, legal/compliance risk and operational/strategic risk and addresses individual risk issues throughout the year as necessary.

While the Board has the ultimate oversight responsibility for the risk management process, the Board delegates responsibility for certain aspects of risk management to the Audit Committee.  Per its charter, the Audit Committee focuses on key financial risks and related controls and processes and discusses with management the Company’s major financial reporting exposures and the steps management has taken to monitor and control such exposures.

The Board believes its leadership structure enhances overall risk oversight.  While the Board requires risk assessments from management, the combination of Board member experience, diversity of perspectives, continuing education and independence of governance processes provide an effective basis for testing, overseeing and supplementing management assessments.

Identifying and Evaluating Nominees for Directors

The Nominating and Corporate Governance Committee utilizes a variety of methods for identifying and evaluating nominees for director.  The Nominating and Corporate Governance Committee regularly assesses the appropriate size of the Board, and whether any vacancies on the Board are expected due to retirement or otherwise.  In the event that vacancies are anticipated, or otherwise arise, the Nominating and Corporate Governance Committee considers various potential candidates for director.  Candidates may come to the attention of the Nominating and Corporate Governance Committee through current members of the Board, professional search firms, shareholders or other persons.  These candidates are evaluated at regular or special meetings of the Nominating and Corporate Governance Committee, and may be considered at any point during the year.  Shareholder nominations should be addressed to: Novation Companies, Inc., 500 Grand Boulevard, Suite 201B, Kansas City, MO 64106, attention Corporate Secretary.  The Nominating and Corporate Governance Committee will consider properly submitted shareholder nominations for candidates for the Board, following verification of the shareholder status of persons proposing candidates.  If any materials are provided by a shareholder in connection with the nominating of a director candidate, such material will be forwarded to the Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee will also review materials provided by professional search firms or other parties.

The Nominating and Corporate Governance Committee considers candidates for the Board based upon several criteria set forth in the Company’s Corporate Governance Guidelines, including their broad-based business and professional skills and experience, education, accounting and financial expertise, age, reputation, civic and community relationships, concern for the long-term interest of shareholders, personal integrity and judgment, knowledge and experience in the Company’s industry (such as operations, finance, accounting and marketing experience and education) and diversity.  The Nominating and Corporate Governance Committee considers diversity in the broadest sense, thus including factors such as age, sex, race, ethnicity and geographic location, as well as a variety of experience and educational backgrounds when seeking nominees to the Board.  The Nominating and Corporate Governance Committee does not have a formal diversity policy in place.

The Nominating and Corporate Governance Committee does not assign specific weights to the criteria and no particular criterion is necessarily applicable to all prospective nominees.  When evaluating nominees, the composition of the entire Board is also taken into account, including the need for a majority of independent directors.  In addition, the assessment of a candidate includes consideration of the number of public boards on which he or she serves because of the time requirements for duties and responsibilities associated with serving on the Board.  The Nominating and Corporate Governance Committee believes that the backgrounds and qualifications of the directors, considered as a group, should provide a significant composite mix of experience, knowledge and abilities that will allow the Board to fulfill its responsibilities.  The Nominating and Corporate Governance Committee assesses the effectiveness of the Corporate Governance Guidelines, including with respect to director nominations and qualifications and achievement of having directors with a broad range of experience and backgrounds, through completion of the annual self-evaluation process.

Involvement in Certain Legal Proceedings

Lone Star Value Management LLC and Company directors Jeffrey E. Eberwein and Charles M. Gillman are each subject to a SEC administrative order, dated February 14, 2017 (Securities Exchange Act Release No. 80038), relating to alleged violations of Section 13(d) of the Exchange Act and the rules promulgated thereunder, including failing to disclose the members of a stockholder group, and further allegations that Messrs. Eberwein and Gillman violated Section 16(a) of the Exchange Act and the rules promulgated thereunder, including failing to timely file initial statements of beneficial ownership on Form 3 and changes thereto on Form 4. Without admitting or denying any violations, (i) Lone Star Value Management agreed to cease and desist from committing or causing any violations of Section 13(d) of the Exchange Act and Rules 13d-1 and 13d-2 promulgated thereunder, and paid a civil penalty of $120,000 to the SEC and (ii) each of Messrs. Eberwein and Gillman agreed to cease and desist from committing or causing any violations of (x) Section 13(d) of the Exchange Act and Rules 13d-1 and 13d-2 promulgated thereunder and (y) Section 16(a) of the Exchange Act and Rules 16a-2 and 16a-3 promulgated thereunder, and paid civil penalties to the SEC in the amounts of $90,000 and $30,000, respectively.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, and holders of more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely upon a review of the copies of the forms furnished to us and written representations made by our directors and officers, we believe that our directors, officers and holders of more than 10% of our common stock complied with all applicable filing requirements during fiscal year 2016.

Item 11. Executive Compensation

DIRECTOR COMPENSATION

The Board approves compensation for non-employee directors for the periods between our annual meetings of shareholders.  For the period between our 2015 and 2016 annual meetings of shareholders, our non-employee directors received a retainer of $50,000, and the chairmen of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and the Lead Independent Director received retainers of $10,000, $5,000, $5,000 and

$10,000, respectively.  These amounts were paid in restricted stock through awards made on August 10, 2015, which shares vested on August 10, 2016. On January 6, 2016, the Board appointed Charles M. Gillman as a director of the Company. In connection with Mr. Gillman’s appointment, we awarded him 96,154 shares of restricted stock under the Company’s 2015 Incentive Stock Plan (the “2015 Incentive Plan”) as a pro-rated portion of his annual retainer for service as a director. These shares vested on August 10, 2016. There was no other compensation paid to the directors during 2016.

Name and Principal Position	Fees earned or paid in cash ($)	Stock Awards ($) (1)	Total ($)
Barry A. Igdaloff	$—	$—	$—
Howard M. Amster	—	—	—
Jeffrey E. Eberwein	—	—	—
Charles M. Gillman	—	12,019	12,019
Robert G. Pearse	—	—	—
Art N. Burtscher (2)	—	—	—
(1) Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(2) Mr. Burtscher resigned from the Board effective at the Company’s 2016 annual meeting of shareholders.

On August 23, 2017, the Board approved base compensation for each of the Company’s non-employee directors, Barry A. Igdaloff, Howard M. Amster, Charles M. Gillman and Robert G. Pearse, in an amount of $50,000 per annum, including (i) $25,000 in restricted stock awards, vesting on the first anniversary of the grant date, and (ii) $25,000 in cash, payable on a quarterly basis. The Board approved additional compensation for the chairmen of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and the Lead Independent Director in the amounts of $10,000, $7,500, $5,000 and $20,000, respectively, in cash, payable on a quarterly basis. In order to satisfy the foregoing compensation, on the same date, the Compensation Committee granted to each of the non-employee directors a $25,000 restricted stock award, which vests on the first anniversary of the grant date, pursuant to the terms and conditions of the 2015 Incentive Plan and each director’s respective award agreement, as a component of such director’s base compensation.

EXECUTIVE COMPENSATION

Our named executive officers for 2016 (each a “Named Executive Officer”) were (i) Rodney E. Schwatken, our former Chief Executive Officer, Chief Financial Officer and Treasurer and (ii) Brett A. Monger, our former Vice President, Controller and Chief Accounting Officer.

Summary Compensation Table

The following table sets forth the compensation of our Named Executive Officers for the periods indicated.

Name and Principal Position	Year	Salary	Bonus	Option Award(1)	All Other Compensation	Total
Rodney E. Schwatken (2)	2016	$300,000	$—	$—	$—	$300,000
Former Chief Executive Officer and Chief Financial Officer	2015	250,962	—	62,765	—	313,727
Brett A. Monger (3)	2016	43,846	—	—	100,000	143,846
Former Vice President, Controller and Chief Accounting Officer	2015	118,196	25,000	—	—	143,196
(1) Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(2) Mr. Schwatken resigned from his position as the Company's Chief Executive Officer effective October 1, 2017.
(3) Mr. Monger was terminated from his positions with the Company effective April 1, 2016. Other Compensation includes a severance payment made to Mr. Monger in connection with his termination.

Outstanding Equity Awards at Fiscal Year-End 2016

The following table sets forth the outstanding stock options of our Named Executive Officers as of December 31, 2016.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Options Exercise Price	Option Expiration Date
Rodney E. Schwatken	1,446,730	—	$0.97	11/10/2019
	87,500	262,500	0.51	8/18/2025
Brett A. Monger	—	—	—	—
(1) Options vest in equal installment of 87,500 shares on August 18 of each year through 2019.

Employment Agreements and Arrangements with Named Executive Officers

Rodney E. Schwatken

Mr. Schwatken resigned from his position as the Company’s Chief Executive Officer effective October 1, 2017. In connection with his resignation, to assist with our transition to a new Chief Executive Officer, Mr. Schwatken entered into an agreement (the
“Schwatken Transition Agreement”) with the Company providing for his continued employment as an Executive Advisor on an
“at-will” basis from October 2, 2017 to December 31, 2017 (subject to an extension of up to three months at the Company’s discretion) in exchange for (i) a base salary of $18,750 per month from October 2, 2017 through December 1, 2017 and
$12,500 per month thereafter, (ii) an award of 400,000 restricted shares of the Company’s common stock pursuant to the terms and conditions of the 2015 Incentive Plan and an award agreement, such shares vesting in full on January 1, 2018, and (iii)
certain other benefits. The Schwatken Transition Agreement also provides for the termination of all of Mr. Schwatken’s outstanding options (vested and unvested) to purchase shares of the Company common stock.

Mr. Schwatken entered into an employment agreement with the Company on January 7, 2008 (the “Schwatken Employment
Agreement”). Mr. Schwatken’s base salary was increased from $225,000 to $300,000, effective as of August 18, 2015, in connection with his appointment as our Chief Executive Officer. The Schwatken Employment Agreement had an indefinite term and provided that Mr. Schwatken was an employee “at-will,” and his employment may be terminated at any time by either party, with or without cause, for any reason or no reason. If Mr. Schwatken’s employment is terminated by the Company other than for “cause” or by Mr. Schwatken for “good reason” (each as defined in the Schwatken Employment Agreement),
Mr. Schwatken will receive, over a period of 12 months following termination, compensation at an annual rate equal to his then-existing annual base salary, in exchange for consulting services outlined in the Schwatken Employment Agreement. If termination by the Company without cause or by Mr. Schwatken for good reason occurs following a “change of control” (as defined in the Schwatken Employment Agreement) then, in addition to the foregoing, Mr. Schwatken will receive a lump-sum severance amount equal to the greater of $200,000 or the sum of his then-existing annual base salary and actual incentive pay for the prior fiscal year, and all outstanding equity awards will immediately vest upon the date of such termination. Mr. Schwatken continues to be bound by certain non-competition, non-solicitation, confidentiality and similar obligations under, and as more particularly described in, the Schwatken Employment Agreement.

Brett A. Monger

Mr. Monger was terminated from his positions with the Company effective April 1, 2016. In connection with his termination, Mr. Monger entered into a Severance Agreement and General Release with the Company (the “Monger Severance Agreement”) that upon its effectiveness provides for certain releases by Mr. Monger of, and certain other commitments to, the Company, and for a lump sum payment to Mr. Monger equal to 10 months of his annual base salary, or $100,000. Mr. Monger was provided with severance in exchange for, among other things, his releases and in recognition of his long service to the Company and his efforts in connection with the sale of Corvisa and providing transitional support to the buyer.

Mr. Monger entered into an employment agreement with the Company on March 1, 2012 (the “Monger Employment Agreement”). The Monger Employment Agreement provided for an initial term of three years, renewing automatically for successive one year periods unless either party provided prior written notice, and provided that Mr. Monger was an employee “at-will,” and his employment may be terminated at any time by either party, with or without cause, for any reason or no reason. The Monger Employment Agreement also provided that upon his termination by the Company other than for “cause”, by Mr. Monger for “good reason” or upon the occurrence of a “change of control” (each as defined in the Monger Employment Agreement), Mr. Monger would receive severance equal to six months of his then-existing annual base salary, in equal installments over six months. Under the terms of the Monger Severance Agreement, upon its effectiveness the Company is released from all payment obligations under the Monger Employment Agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth sets forth certain information with respect to beneficial ownership of the Company’s common stock as of October 24, 2017 by: (i) each person, or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors and named executive officers, and (iii) all of our current directors and executive officers as a group. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities.  The information relating to 5%

beneficial owners is based on information we received from such holders.  Except as otherwise set forth below, the address of the persons listed below is c/o Novation Companies, Inc., 500 Grand Boulevard, Suite 201B, Kansas City, Missouri 64106.

	Beneficial Ownership of Common Stock
Name of Beneficial Owner	Shares	Percent of Class (1)
Directors and Named Executive Officers
Howard M. Amster (2)	4,267,331	4.5%
Jeffrey E. Eberwein (3)	3,293,273	3.4%
Charles M. Gillman (4)	304,487	*
Barry A. Igdaloff (5)	8,116,566	8.5%
Robert G. Pearse (6)	419,872	*
Rodney E. Schwatken (7)	461,543	*
Brett A. Monger	100	*
All current directors and executive officers as a group (6 persons) (8)	16,551,529	17.3%

5% Beneficial Owners
Massachusetts Mutual Life Insurance Company (9)	19,258,775	20.1%
*	Less than 1%
(1)
Based on 95,590,178 shares of common stock outstanding as of October 18, 2017.  Shares of common stock issuable upon exercise of options, warrants or other rights or the conversion of other convertible securities beneficially owned that are exercisable or convertible within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such securities and rights and all directors and executive officers as a group.

(2)
Consists of 3,248,558 shares of common stock; 208,333 shares of unvested restricted stock and 36,168 shares of common stock issuable upon exercise of options held directly; and 774,272 shares of common stock held in two trusts of which Mr. Amster is the trustee.

(3)
Consists of 192,308 shares of common stock and 2,852,963 shares of common stock held by Lone Star Value Investors, LP; and 248,002 shares of common stock held by an account separately managed by Lone Star Value Management, LLC.  Mr. Eberwein is the manager of Lone Star Value Investors GP, LLC, the general partner of Lone Star Value Investors, LP, and Mr. Eberwein is also the sole member of Lone Star Value Management, LLC, the investment manager of Lone Star Value Investors, LP, which exercises voting and investment control over securities held by Lone Star Investors, LP.  Mr. Eberwein disclaims beneficial ownership of the shares held by Lone Star Value Investors, LP except to the extent of his pecuniary interest therein.

(4)	Consists of 96,154 shares of common stock and 208,333 shares of unvested restricted stock.
(5)
Consists of 4,702,497 shares of common stock; 208,333 shares of unvested restricted stock and 36,168 shares of common stock issuable upon exercise of options held directly; and 3,169,568 shares of common stock controlled by Mr. Igdaloff as a registered investment advisor.

(6)	Consists of 211,539 shares of common stock and 208,333 shares of unvested restricted stock.
(7)	Consists of 1,276 shares of common stock and 400,000 shares of unvested restricted stock held directly and 60,267 shares of stock owned by the Rodney E. Schwatken Trust.
(8)
Consists of 15,495,861 shares of common stock; 983,332 shares of unvested restricted stock; and 72,336 shares of common stock issuable upon exercise of options. Includes 150,000 shares beneficially owned by Carolyn K. Campbell , who is a current executive officer, but was not a named executive officer for 2016. Excludes shares beneficially owned by Messrs. Schwatken and Monger, who are no longer executive officers of the Company.

(9)
Based on a Form 3 filed on December 14, 2011, Massachusetts Mutual Life Insurance Company (“MassMutual”) may be deemed to own beneficially and indirectly 19,258,775 shares of common stock held in one or more advisory accounts and private investment funds. Babson Capital Management LLC acts as investment adviser to these advisory accounts and private investment funds, and in such capacities may also be deemed to be the beneficial owner of such shares.  The address of MassMutual is 1295 State Street, Springfield, MA 01111.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2016 with respect to compensation plans under which the Company’s common stock may be issued.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders (1)	9,160,297	$0.65	3,667,586
Equity compensation plans not approved by stockholder	—	—	—
Total	9,160,267	0.65	3,667,586

(1)
Represents shares that may be issued pursuant to outstanding options awarded under the 2004 Incentive Plan and the 2015 Incentive Plan. The 2015 Incentive Plan replaced the 2004 Incentive Plan upon its approval by shareholders. Shares remaining available for future issuance are solely under the 2015 Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

The Company has adopted a written policy that addresses the review, approval or ratification of any transaction, arrangement, or relationship or series of similar transactions, arrangements or relationships, including any indebtedness or guarantee of indebtedness, between the Company and any related party, in which the aggregate amount involved exceeds the lesser of $120,000 or 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years.  Under the policy, a related party of the Company includes:

•Any executive officer, or any director or nominee for election as a director;
•Any person who owns more than 5% of the Company’s voting securities;
•Any immediate family member of any of the foregoing; or
•Any entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person has a 10% beneficial ownership interest.

Under the policy, the Board reviews the material facts of any related party transaction and approves it prior to its occurrence.  If advance approval is not feasible, then the Board will either ratify the transaction at its next regularly scheduled meeting or the transaction will be rescinded.  In making its determination to approve or ratify any related party transaction, the Board may consider such factors as (i) the extent of the related party’s interest in the transaction, (ii) if applicable, the availability of other sources of comparable products or services, (iii) whether the terms of the transaction are no less favorable than terms generally available to Company in unaffiliated transactions under like circumstances, (iv) the benefit to the Company, and (v) the aggregate value of the transaction.

No director may engage in any Board discussion or approval of any related party transaction in which he or she is a related party, but that director is required to provide the Board with all material information reasonably requested concerning the transaction.

Director Independence

The Board has determined that all of our directors (including Art Burtscher who resigned from the Board effective at the Company's 2016 annual meeting of shareholders) are independent within the meaning of SEC and NASDAQ rules.  The Board has also determined that all directors serving on the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are independent within the meaning of SEC and NASDAQ rules.  Although the Company’s securities are not listed on NASDAQ, the Company uses the independence standards provided in NASDAQ rules in determining whether or not our directors are independent.

Item 14. Principal Accountant Fees and Services

Audit Fees

We engaged Boulay PLLP as our new independent registered public accounting firm on May 18, 2016, following our dismissal of Grant Thornton LLP on the same date. The following table presents aggregate fees billed for professional services rendered by Boulay PLLP for calendar year 2016 and Grant Thornton LLP for calendar year 2015. There were no other professional services rendered or fees billed by Boulay PLLP or Grant Thornton LLP.

	For the Fiscal Year Ended December 31,
	2016	2015
Audit fees (1)	74,381	$379,284
Audit-related (2)	75,632	175,590

Total	$150,013	$554,874

(1)Audit fees consist principally of fees for the annual and quarterly reviews of our consolidated financial statements and assistance with and review of documents filed with the SEC. For both 2016 and 2015, these fees represent additional services, consultations, etc. related to the Company’s various discontinued operations.
(2)For 2015, these fees consist principally of fees for the audit of the financial statements of Corvisa in connection with the Corvisa Sale. For 2016, these fees consist of payments for services related to due diligence for the HCS Acquisition and the Company's bankruptcy filings.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy with respect to the pre-approval of all audit and non-audit services provided by our independent registered public accounting firm.  All fees paid to our independent registered public accounting firm for fiscal years 2016 and 2015 were pre-approved in accordance with these policies. Generally, the policy requires that the Audit Committee annually approve fees exceeding $50,000 for audit services, audit-related and tax services. Fees expected to exceed $10,000 for all other services must be approved prior to engagement for those services.

PART IV

Item 15. Exhibits and Financial Statements Schedules

Financial Statements and Schedules

(1)	The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are included herein.

(2)	The required financial statement schedules are omitted because the information is disclosed elsewhere herein.

Exhibits

We describe the exhibits filed as part of, or incorporated by reference into, this Annual Report on Form 10-K in the attached Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description of Document
2.1
Membership Interest Purchase Agreement, dated as of December 21, 2015, by and among Novation Companies, Inc., Corvisa Services LLC and ShoreTel, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on December 21, 2015).

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 2, 2017).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 2, 2017).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Quarterly Report Form 10-Q filed on August 5, 2005).
4.2
Rights Agreement, dated as of September 15, 2011, by and between NovaStar Financial, Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 21, 2011).

4.3
First Amendment to Rights Agreement, dated June 20, 2014, by and between the Company and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to Form 8-A/A filed on June 20, 2014).

4.4
Second Amendment to Rights Agreement, dated August 24, 2015, by and between the Company and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to the Form 8-A12G filed on August 28, 2015).

10.1
Form of Indemnification Agreement for Officers and Directors of NovaStar Financial, Inc. and its Subsidiaries (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 16, 2005).*

10.2	Novation Companies, Inc. 2015 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 7, 2015).*
10.3	Form of Restricted Stock Award Agreement for Non-Employee Directors under the Novation Companies, Inc. 2015 Incentive Stock Plan.
10.4	Form of Restricted Stock Award Agreement for Employees under the Novation Companies, Inc. 2015 Incentive Stock Plan.
10.5	2011 Compensation Plan for Independent Directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 15, 2011).*
10.6	Amended and Restated 2004 Incentive Stock Plan (as amended May 29, 2014) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 30, 2014).*
10.7	First Amendment to the Company's Amended and Restated 2004 Incentive Stock Plan (incorporated by reference to Appendix A to Form DEF 14A filed on April 25, 2014).*
10.8	Form of Stock Option Agreement under NovaStar Financial, Inc. 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.25.1 to the Current Report on Form 8-K filed on February 4, 2005).*
10.9
Form of Restricted Stock Award Agreement under NovaStar Financial, Inc. 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.25.2 to the Current Report on Form 8-K filed on February 4, 2005).*

10.10
Form of Employee Non-Qualified Stock Option Agreement under the Company's Amended and Restated 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-Q filed on August 7, 2014).*

10.11
Employment Agreement, dated as of January 7, 2008, by and between NovaStar Financial, Inc. and Rodney E. Schwatken (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on January 10, 2008).*

10.12
Employee Non-Qualified Stock Option Agreement, between the Company and Rodney Schwatken, dated August 18, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 20, 2015).*

10.13
Amended and Restated Employee Non-Qualified Stock Option Agreement, dated as of March 2, 2015, by and between Novation Companies, Inc. and Rodney E. Schwatken (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 5, 2015).*

10.14
Second Amended and Restated Stock Option Agreement, dated August 14, 2015, between the Company and W. Lance Anderson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 14, 2015).*

10.15
Employment Agreement, dated as of March 2, 2012, by and between NovaStar Financial, Inc. and Matthew Lautz (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 9, 2012).*

10.16
Second Amended and Restated Employee Non-Qualified Stock Option Agreement, by and between Novation Companies, Inc. and Matthew Lautz (incorporated by reference to Exhibit 10.15 to the Form 10-K/A filed on April 30, 2015).*

10.17
Employee Non-Qualified Stock Option Agreement, between the Company and Matthew Lautz, dated August 18, 2015 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 20, 2015).*

10.18
Transaction Bonus and Release Agreement, dated December 20, 2015, by and between the Company and Matthew Lautz (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed on February 16, 2016).*

10.19
Employment Agreement, dated as of March 1, 2012, by and between NovaStar Financial, Inc. and Brett Monger (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on March 9, 2012).*

10.20
Employee Non-Qualified Stock Option Agreement, dated March 8, 2012, by and between NovaStar Financial, Inc. and Brett Monger (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on March 9, 2012).*

10.21
Agreement, by and among Novation Companies, Inc. a Maryland corporation, Lone Star Value Investors, LP, Lone Star Value Investors GP, LLC, Lone Star Value Management, LLC and Jeffrey E. Eberwein, dated April 22, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 27, 2015).

21.1	Subsidiaries of the Registrant.
23.1	Consent of Boulay PLLP.
23.2	Consent of Grant Thornton LLP.
31.1	Principal Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Novation Companies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016 and 2015, (iv) Consolidated Statements of Shareholders' Deficit for the years ended December 31, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015, and (vi) the Notes to Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVATION COMPANIES, INC.

DATE:	October 25, 2017	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein, Executive Chairman

DATE:	October 25, 2017	/s/ CAROLYN K. CAMPBELL
Carolyn K. Campbell, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

DATE:	October 25, 2017	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein, Executive Chairman
(Principal Executive Officer)

DATE:	October 25, 2017	/s/ CAROLYN K. CAMPBELL
Carolyn K. Campbell, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

DATE:	October 25, 2017	/s/ HOWARD M. AMSTER
Howard M. Amster, Director

DATE:	October 25, 2017	/s/ CHARLES M. GILLMAN
Charles M. Gillman, Director

DATE:	October 25, 2017	/s/ BARRY A. IGDALOFF
Barry A. Igdaloff, Director

DATE:	October 25, 2017	/s/ ROBERT G. PEARSE
Robert G. Pearse, Director