Form 10-Q
period 2017-03-31
NOVATION COMPANIES, INC.
filed 2017-11-20
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission File Number 001-13533

NOVATION COMPANIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	74-2830661 (I.R.S. Employer Identification No.)

500 Grand Boulevard, Suite 201B, Kansas City, MO (Address of Principal Executive Office)	64108 (Zip Code)

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

The number of shares of the Registrant's Common Stock outstanding on November 16, 2017 was 95,590,178.

NOVATION COMPANIES, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2017

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
NOVATION COMPANIES, INC.
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of
	March 31, 2017 (unaudited)	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$6,175	$4,805
Marketable securities, current	9,175	9,943
Other current assets	373	644
Current assets of discontinued operations	424	447
Total current assets	16,147	15,839
Non-current Assets
Marketable securities, non-current	25,805	26,545
Other assets	225	246
Total non-current assets	26,030	26,791
Total assets	$42,177	$42,630
Liabilities and Shareholders' Deficit
Liabilities
Current liabilities - accounts payable and accrued expenses	$1,135	$792
Non-current liabilities	72	71
Total liabilities not subject to compromise	1,207	863
Liabilities subject to compromise	91,971	90,966
Total liabilities	93,178	91,829

Commitments and contingencies

Shareholders' deficit:
Capital stock, $0.01 par value per share, 120,000,000 shares authorized:
Common stock, 92,844,907 and 92,748,753 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	928	928
Additional paid-in capital	744,882	744,873
Accumulated deficit	(805,426)	(804,319)
Accumulated other comprehensive income	8,615	9,319
Total shareholders' deficit	(51,001)	(49,199)
Total liabilities and shareholders' deficit	$42,177	$42,630

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2017	2016
Income and revenues:
Interest income – mortgage securities	$991	$1,060
Total	991	1,060

General and administrative expenses	1,037	1,808
Total	1,037	1,808

Other income	143	303
Reorganization items, net	(1,210)	—
Interest expense	(1,007)	(876)

Loss from continuing operations before income taxes	(2,120)	(1,321)
Income tax expense, continuing operations	7	5
Loss from continuing operations	(2,127)	(1,326)
Income (loss) from discontinued operations, net of income taxes	1,020	(65)
Net loss	(1,107)	(1,391)

Other comprehensive income (loss):
Unrealized gains realized upon the sale of securities	—	—
Change in unrealized gain on marketable securities – available-for-sale	(704)	2,225
Total other comprehensive income (loss)	(704)	2,225
Total comprehensive income (loss)	$(1,811)	$834

Loss per share:
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)
Weighted average basic shares outstanding	92,780,250	91,758,041
Weighted average diluted shares outstanding	92,780,250	91,758,041

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(unaudited; in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Deficit
Balance, December 31, 2016	$928	$744,873	$(804,319)	$9,319	$(49,199)
Compensation recognized under stock compensation plans	—	9	—	—	9
Net loss	—	—	(1,107)	—	(1,107)
Other comprehensive loss	—	—	—	(704)	(704)
Balance, March 31, 2017	$928	$744,882	$(805,426)	$8,615	$(51,001)

Balance, December 31, 2015	$928	$744,575	$(809,532)	$1,436	$(62,593)
Compensation recognized under stock compensation plans	—	141	—	—	141
Net loss	—	—	(1,391)	—	(1,391)
Other comprehensive income	—	—	—	2,225	2,225
Balance, March 31, 2016	$928	$744,716	$(810,923)	$3,661	$(61,618)

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,107)	$(1,391)
Income (loss) from discontinued operations	1,020	(65)
Net loss from continuing operations	(2,127)	(1,326)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Amortization of marketable securities, net	39	(76)
Amortization of deferred debt issuance costs and senior debt premium	—	(18)
Loss on disposal of fixed assets	—	2
Realized loss on sale of marketable securities	—	(4)
Compensation recognized under stock compensation plans	9	116
Changes in:
Due from discontinued operations	1	(19)
Other current assets and liabilities, net	271	(227)
Other noncurrent assets and liabilities, net	22	5
Accounts payable and accrued expenses	1,370	119
Net cash used in operating activities of continuing operations	(415)	(1,428)
Net cash provided by (used in) operating activities of discontinued operations	998	(1,653)
Net cash provided by (used in) operating activities	583	(3,081)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	765	9,334
Proceeds from paydowns of notes receivable	—	3
Proceeds from sale of subsidiary, net	—	7,642
Purchases of marketable securities	—	(12,672)
Proceeds from restricted cash	—	368
Net cash provided by investing activities of continuing operations	765	4,675
Net cash used in investing activities of discontinued operations	—	(159)
Net cash provided by investing activities	765	4,516

Cash flows from financing activities:
Cash payments for contributions of capital to discontinued operations	—	(205)
Net cash used in financing activities of continuing operations	—	(205)
Net cash provided by financing activities of discontinued operations	—	205
Net cash used in financing activities	—	—

Cash and cash equivalents, including discontinued operations:
Net increase	1,348	1,435
Beginning of period	5,000	3,178
End of period	$6,348	$4,613

Supplemental disclosure of cash flow information:
Cash paid for reorganization items	$(1,244)	$—
Cash received (paid for) from income taxes, net	$—	$5
Cash received on mortgage securities - available-for-sale with no cost basis	$904	$962
See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the period ended March 31, 2017 (Unaudited)

Note 1. Financial Statement Presentation

Description of Operations – Novation Companies, Inc. (the “Company,” “Novation,” “we” or “us”) has been implementing its strategy to acquire operating businesses or making other investments that generate taxable earnings. See Note 2 for a description of the Company's bankruptcy reorganization and see Note 10 for a description of the Healthcare Staffing, Inc. ("HCS") Acquisition (as defined in Note 2) and the Note Refinancing (as defined in Note 2), which were completed after March 31, 2017.

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

Prior to 2008, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. As a result of those activities, the Company holds mortgage securities that continue to be a source of its earnings and cash flow. See Note 4 and Note 7 for additional information regarding these securities and the valuation thereof. Also as a result of those activities, the Company may, from time to time, receive indemnification and loan repurchase demands related to past sales of loans to securitization trusts and other third parties. See Note 6 for additional information regarding these demands.

Liquidity and Going Concern – As of March 31, 2017, the Company had approximately $6.2 million in unrestricted cash and cash equivalents and $0.4 million of restricted cash, portions of which are included in the other current assets and other assets line items on the condensed consolidated balance sheet. In addition, the Company held approximately $35.0 million in marketable securities, which consist of $25.8 million in agency mortgage-backed securities, $0.2 million of equity securities and $9.0 million in mortgage securities as of March 31, 2017. The Company's marketable securities are classified as available-for-sale as of March 31, 2017 and are included in the current and non-current marketable securities line items on the condensed consolidated balance sheet as of March 31, 2017. For additional information regarding the Company's marketable securities, see the condensed consolidated statements of cash flow and Note 4.

As discussed in Note 5, the Company did not make the quarterly interest payments due on March 30, 2016, totaling $0.9 million, as required under the Company's three series of 2011 Notes and three related Indentures (each as defined in Note 2). These interest payments were not made within 30 days after they became due and payable, and remain unpaid, such non-payment constituting events of default under the Indentures. The trustee under any Indenture or the holders of not less than 25% of the aggregate principal amount of the outstanding 2011 Notes issued pursuant to such Indenture, by notice in writing to the Company (and to the trustee if given by the holders), was able to declare the principal amount of all of the 2011 Notes issued under such Indenture to be due and payable immediately. On May 9, 2016, the Company received a notice of acceleration with respect to the Series 1 2011 Notes and the Series 2 2011 Notes declaring all principal and unpaid interest immediately due and payable. A similar acceleration notice was received on June 6, 2016 with respect to the Series 3 2011 Notes. As of March 31, 2017 the aggregate outstanding principal under the 2011 Notes was $85.9 million, and the recorded aggregate interest liability was $4.7 million.

As discussed in Note 2, the Company and three of its subsidiaries filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland (the “Bankruptcy Court”). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We have taken action to alleviate the substantial doubt raised by our historical operating results and to satisfy expected liquidity needs that will arise within the 12 months from the issuance of these condensed consolidated financial statements. These actions included completing our Plan (as defined in Note 2), completing our Note Refinancing and acquiring an operating business, which is anticipated to be cash flow positive, each effective July 27, 2017. The terms of the 2017 Notes (as defined in Note 10), issued in exchange for the 2011 Notes in our Note Refinancing, allow the Company to obtain additional financing based on the accounts receivable and inventory of operating subsidiaries. The Company is aggressively pursuing such financing. Other actions the Company has taken include significantly reducing corporate overhead costs. Excluding the cost of reorganization, the Company has reduced compensation and other general and administrative expense by reducing staff, eliminating office space and paring back other administrative costs.

The Company acknowledges that it continues to face significant liquidity challenges. The cost of the bankruptcy proceedings have placed demands on the Company's liquidity resources. While no principal is due for many years on the 2017 Notes, the on-

going interest costs are significant and the rate is variable. If HCS and the Company's other investments do not perform as expected and/or we are unable to obtain other funding sources, we may not be able to meet financial obligations.

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Financial Statement Presentation – The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expense during the period. The Company uses estimates and judgments in establishing the fair value of its mortgage securities, assessing the recoverability of its long-lived assets, and accounting for income taxes, including the determination of the timing of the establishment or release of the valuation allowance related to the deferred tax asset balances and reserves for uncertain tax positions. While the condensed consolidated financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ significantly from those estimates.

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

The Company's condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements. The Company's condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K").

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

Two of the conditions to the effectiveness of the Plan were (i) the closing of the Company’s acquisition (the “HCS Acquisition”) of all of the capital stock of HCS as discussed in Note 10 and (ii) the restructuring (the “Note Refinancing”) of the Company’s outstanding Series 1 Notes, Series 2 Notes and Series 3 Notes (collectively, the “2011 Notes”), held by Taberna Preferred Funding I, Ltd. (“Taberna I”), Taberna Preferred Funding II, Ltd. (“Taberna II”) and Kodiak CDO I, Ltd. (“Kodiak” and, together with Taberna I and Taberna II, the “Noteholders”), issued pursuant to three Indentures, each dated as of March 22, 2011 (collectively, the “Indentures”), between the Company and The Bank of New York Mellon Trust Company, National Association. The HCS Acquisition and the Note Refinancing were completed on July 27, 2017, and are discussed in Note 10.

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

As of March 31, 2017, liabilities subject to compromise include (in thousands):

Obligations under the 2011 Notes (see Note 5), including accrued interest through the petition date	$90,634
Liabilities associated with the discontinued operations of Advent Financial Services LLC	173
Claims and other liabilities related to operating leases	715
Income tax liabilities	315
Other	134
Liabilities subject to compromise	$91,971

To the best of our knowledge, we notified all of our known current or potential creditors that the Debtors have filed Chapter 11 Cases. In addition, on August 23, 2016, each of the Debtors filed the Schedules and Statements with the Bankruptcy Court. These documents set forth, among other things, the assets and liabilities of each of the Debtors, including executory contracts to which each of the Debtors is a party. The Schedules and Statements are subject to the qualifications and assumptions included therein, and were subject to amendment or modification as our Chapter 11 Cases proceeded. Many of the claims identified in the Schedules and Statements are listed as disputed, contingent or unliquidated. In addition, there may be differences between the amounts for certain claims listed in the Schedules and Statements and the amounts claimed by our creditors. These differences were investigated and resolved as part of our claims resolution process in our Chapter 11 Cases.

We have incurred significant costs associated with our reorganization and the Chapter 11 proceedings. These costs, which are being expensed as incurred, will significantly affect our results of operations through the effective date of the Plan. For the three months ended March 31, 2017 reorganization items include (in thousands):

Professional fees	$(1,168)
Adjustments to other liabilities for claims made or rejected contracts	(33)
Other	(9)
Reorganization items, net	$(1,210)

Note 3. Divestitures

Corvisa LLC

On December 21, 2015, the Company entered into the Corvisa Purchase Agreement with Corvisa Services and ShoreTel. Subject to the terms and conditions of the Corvisa Purchase Agreement, ShoreTel agreed to purchase 100% of the membership interests of Corvisa. The Corvisa Sale closed on January 6, 2016. The aggregate consideration for the transaction included $8.4 million in cash, subject to a potential post-closing working capital adjustment, of which $7.0 million was paid at the closing and the following was deposited in escrow: (i) $1.0 million for a period of twelve months to secure certain indemnification obligations of the Company; and (ii) $0.35 million to secure certain obligations of the Company in connection with the post-closing working capital adjustment.

In connection with the Corvisa Sale, the Company and ShoreTel also agreed to enter into a Transition Services Agreement pursuant to which each of the Company and ShoreTel would provide the other with specified services for a transition period following the closing. The transition period ended in the second quarter of 2016, the cash flows associated with these services were not significant and the Company has no continuing involvement with Corvisa.

The Company recognized a gain on the transaction of $1.4 million during the first quarter of 2016, which is reflected in the income (loss) from discontinued operations. Also included in discontinued operations during the first quarter of 2016 are transaction-related costs that were contingent upon the closing of the sale. These costs include approximately $0.3 million of earned bonus payments to a Corvisa executive, $1.0 million of advisory fees and $0.1 million of other transaction-related costs. During the first quarter of 2017, the Company received $1.0 million from the release of the indemnification escrow which was recorded as a gain and included in discontinued operations.

At ShoreTel’s request, the Company disposed of Corvisa’s third-party software implementation consulting business in December 2015. The Company sold the assets related exclusively to this business, including but not limited to customer contracts, computer hardware and marketing materials, to Canpango LLC (“Canpango”), which agreed to hire certain employees of the business, to assume Corvisa’s obligations under the customer contracts and to pay to the Company a portion of the business’s existing accounts receivable collected in the next 9 months, less associated collection costs. Canpango is led by a former employee of Corvisa and certain current and former employees of Corvisa have financial interests in Canpango. The sales price, assets and operations related exclusively to this business were not material to the Company’s condensed consolidated financial statements.

Results of Discontinued Operations

For the three months ended March 31, 2017 the net income from discontinued operations consists of the release of the indemnification escrow.

The results of the Company's discontinued operations are summarized below (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Service fee income	$—	$—

Income (loss) from discontinued operations before income taxes	$1,020	$(65)
Income tax expense (benefit)	—	—
Income (loss) from discontinued operations, net of income taxes	$1,020	$(65)

The major classes of assets and liabilities of discontinued operations are (in thousands):

	As of
	March 31, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$173	$195
Other	251	252
Total current assets	424	447
Total assets	$424	$447

Liabilities
Liabilities subject to compromise	$173	$195
Total liabilities	$173	$195

Note 4. Marketable Securities

The following table presents certain information on the Company's portfolio of available-for-sale securities (in thousands):

	As of March 31, 2017 (unaudited)
	Amortized Cost	Gross Unrealized		Estimated Fair Value
Description of Securities		Gains	Losses
Marketable securities, current
Mortgage securities	$420	$8,590	$—	$9,010
Equity securities	112	59	(6)	165
Total	$532	$8,649	$(6)	$9,175

Marketable securities, non-current
Agency mortgage-backed securities	$25,834	$15	$(44)	$25,805

	As of December 31, 2016
	Amortized Cost	Gross Unrealized		Estimated Fair Value
Description of Securities		Gains	Losses
Marketable securities, current
Mortgage securities	$450	$9,341	$—	$9,791
Equity securities	112	47	(7)	152

Total	$562	$9,388	$(7)	$9,943

Marketable securities, non-current
Agency mortgage-backed securities	$26,607	$—	$(62)	$26,545

Prior to 2016, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. As a result of those activities, the Company holds mortgage securities that continue to be a source of its earnings and cash flow. As of March 31, 2017 and December 31, 2016, these mortgage securities consisted entirely of the Company's investment in the residual securities issued by securitization trusts sponsored by the Company. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds.

There were no other-than-temporary impairments relating to available-for-sale securities for the three months ended March 31, 2017 and 2016. Maturities of mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments. See Note 7 for details on the Company's fair value methodology.

The following table relates to the securitizations where the Company retained an interest in the assets issued by the securitization trust (in thousands):

	Size/Principal Outstanding (A)	Assets on Balance Sheet (B)	Liabilities on Balance Sheet	Maximum Exposure to Loss(C)	Year to Date Loss on Sale	Year to Date Cash Flows (D)
March 31, 2017	$3,091,335	$9,010	$—	$9,010	$—	$1,020
December 31, 2016	3,185,270	9,791	—	9,791	—	1,108

(A)	Size/Principal Outstanding reflects the estimated principal of the underlying assets held by the securitization trust.

(B)	Assets on balance sheet are securities issued by the entity and are recorded in the current marketable securities line item on the condensed consolidated balance sheets.

(C)	The maximum exposure to loss includes the assets held by the Company. The maximum exposure to loss assumes a total loss on the referenced assets held by the securitization trust.

(D)	Year to date cash flows are for the three months ended March 31, 2017 and 2016, respectively

Note 5. Borrowings - 2011 Notes

As of March 31, 2017, the Company had outstanding three series of unsecured senior notes (referred to as the "2011 Notes") pursuant to three separate indentures (referred to as the “Indentures”) with an aggregate principal balance of $85.9 million. The 2011 Notes were created through an exchange of the Company's previously outstanding junior subordinated notes that occurred prior to 2015. This exchange was considered a modification of a debt instrument for accounting purposes. Through the Bankruptcy Petition Date, the Company used the effective interest method to accrete from the principal balance as of the modification date to the carrying balance as of any reporting date. As of the Bankruptcy Petition Date, the Company charged off the entire difference between the contractual principal amount of the 2011 Notes and their carrying value as these notes were expected to be impacted by the bankruptcy reorganization process.

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

The aggregate outstanding principal under the 2011 Notes was $85.9 million and the aggregate recorded interest liability is $4.7 million. The principal and recorded unpaid interest are classified as liabilities subject to compromise in the Company's condensed consolidated balance sheet.

As discussed in Note 10 on July 27, 2017 the 2011 Notes were exchanged for the 2017 Notes (as defined in Note 10).

Note 6. Commitments and Contingencies

Contingencies. Prior to 2015, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. The Company has received indemnification and loan repurchase demands with respect to alleged violations of representations and warranties (“defects”) and with respect to other alleged misrepresentations and contractual commitments made in loan sale and securitization agreements. These demands have been received substantially beginning in 2006 and have continued into recent years. Prior to the Company ceasing the origination of loans in its mortgage lending business, it sold loans to securitization trusts and other third parties and agreed to repurchase loans with material defects and to otherwise indemnify parties to these transactions. Beginning in 1997 and ending in 2007, affiliates of the Company sold loans to securitization trusts and third parties with the potential of such obligations. The aggregate original principal balance of these loans was $43.1 billion at the time of sale or securitization. The remaining principal balance of these loans is not available as these loans are serviced by third parties and may have been refinanced, sold or liquidated.
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
Further, the validity of claims received remains questionable. Also, considering that the Company completed its last sale or securitization of loans during 2007, the Company believes that it will be difficult for a claimant to successfully validate any additional repurchase demands. Management does not expect that the potential impact of claims will be material to the
Company's condensed consolidated financial statements.

Pending Litigation. The Company is a party to various legal proceedings. Except as set forth below, these proceedings are of an ordinary and routine nature. Any legal fees associated with these proceedings are expensed as incurred.
Although it is not possible to predict the outcome of any legal proceeding, in the opinion of management, other than the active proceedings described in detail below, proceedings and actions against the Company should not, individually, or in the aggregate, have a material effect on the Company's financial condition, operations and liquidity. Furthermore, due to the uncertainty of any potential loss as a result of pending litigation and due to the Company's belief that an adverse ruling is not probable, the Company has not accrued a loss contingency related to the following matters in its condensed consolidated financial statements. However, a material outcome in one or more of the active proceedings described below could have a material impact on the results of operations in a particular quarter or fiscal year. See Note 2 for a description of the impact of the Company's Chapter 11 Cases on these proceedings.

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
One member of the settlement class objected to the settlement and sought a stay of the final settlement approval hearing on the ground that it did not receive notice of the settlement and had no opportunity to timely opt out of the class. After the court rejected the motion for a stay, the objector filed an appeal and requested a stay of the district court proceedings pending disposition of the appeal. The court of appeals denied the temporary stay of the district court proceedings pending a decision on the objector’s request for a stay. Assuming the settlement is approved and completed, the Company will incur no loss. The Company believes that the affiliated defendants have meritorious defenses to the case and, if the settlement is not approved, expects them to defend the case vigorously.

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

Note 7. Fair Value Accounting

Fair Value Measurements

The Company's valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1 - Valuations based on quoted prices in active markets for identical assets and liabilities.

•	Level 2 - Valuations based on observable inputs in active markets for similar assets and liabilities, other than Level 1 prices, such as quoted interest or currency exchange rates.

•	Level 3 - Valuations based on significant unobservable inputs that are supported by little or no market activity, such as discounted cash flow methodologies based on internal cash flow forecasts.

The following tables present for each of the fair value hierarchy levels, the Company's assets and liabilities which are measured at fair value on a recurring basis (in thousands):

March 31, 2017
		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities, current	$9,175	$165	$—	$9,010
Marketable securities, non-current	25,805	25,805	—	—
Total	$34,980	$25,970	$—	$9,010

December 31, 2016
		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities, current	9,943	152	—	9,791
Marketable securities, non-current	26,545	26,545	—	—
Total	$36,488	$26,697	$—	$9,791

Note 4 provides risk categories for the Company's marketable securities.

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

Additionally, mortgage securities include investments that were retained during the Company's lending and securitization process, conducted prior to 2015. For these securities, the Company maintains the right to receive excess interest and other cash flow generated through the mortgage loan securitization vehicle. The Company receives the difference between the interest on the mortgage loans and the interest paid to the securitization bondholders. The Company also owns overcollateralization ("OC") classes of various securitization trusts. These OC bonds represent the difference in the principal of the underlying mortgage loans compared to the bonds sold to third parties. This extra collateral serves as a cushion for losses that have and may occur in the underlying mortgage pool. The OC bonds may receive cash if and when it is determined that actual losses are less than expectations. As of March 31, 2017, the aggregate overcollateralization was approximately $27.0 million. The timing and amount of cash to be generated by the OC bonds is contingent upon the performance of the underlying mortgage loan collateral.

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

The critical assumptions used in estimating the value of the mortgage securities include market interest rates, rate and severity of default, prepayment speeds and how long the security will continue to provide cash flow. To determine the assumptions, the Company and its independent valuation specialist rely primarily on historical results mortgage loan performance and appropriate general economic indicators. The Company continuously reviews the assumptions used and monitors the efforts of the independent valuation specialist. As a result of this review during the year ended December 31, 2016, the Company and its independent valuation specialist revised key assumptions, leading to an increase in the expected cash flow and estimated value of these securities. The significant assumptions used in preparing the fair value estimates are:

	March 31, 2017	December 31, 2016
Weighted average:
Loss severity	49.6%	49.6%
Default rate	2.1%	2.1%
Prepayment speed	9.8%	9.8%
Servicer's optional redemption date	None	None

Management and its valuation specialist previously relied heavily on the general historical performance of non-prime mortgage loans in developing assumptions. Management and the valuation specialist believed that the overall performance of non-prime loans was a predictor for how the loans underlying the Company's retained mortgage securities would perform. However, market trends for housing prices, labor statistics and other economic factors have consistently improved for several years. The performance of the specific loans underlying the Company's retained mortgage securities is substantially better than that of non-prime loans in general. Sufficient time has passed to suggest that these trends are sustainable. Therefore, the revised assumptions used at December 31, 2016 rely more heavily on the specific loan performance. Better performance by the underlying mortgage loans generally results in more estimated cash flow and higher values for our retained mortgage securities. Furthermore, while management and its valuation specialist assumed that a reasonable servicer would exercise its optional redemption, this has not occurred and there is no indication it will occur. Therefore, we have revised the assumption regarding the time at which the servicer will exercise its option. This serves to extend the term over which the Company expects to receive cash from the excess interest securities, which also results in higher estimate fair values.

The improving loan performance and therefore the changes in our assumptions resulted in a change in estimate of the value of retained mortgage securities, resulting in an increase in marketable securities, current and other comprehensive income and a decrease in the total stockholders’ deficit by $8.2 million in 2016. Adjustments to assets and liabilities measured at fair value on a recurring and nonrecurring basis did not have a material impact on the earnings of continuing operations for any period presented.

The following table provides a reconciliation of the beginning and ending balances for the Company's mortgage securities – available-for-sale, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$9,791	$2,011
Increases (decreases) to mortgage securities – available-for-sale:
Accretion of income (A)	86	98
Total proceeds from paydowns of securities (A)	(116)	(145)
Market value adjustment	(751)	214
Net decrease to mortgage securities – available-for-sale	(781)	167
Balance, end of period	$9,010	$2,178

(A) Cash received on mortgage securities with no cost basis was $0.9 million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively.

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

The estimated fair values of the Company's financial instruments are as follows (in thousands):

	As of
	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Marketable securities	$34,980	$34,980	$36,488	$36,488
Financial liabilities:
2011 Notes	$85,937	$24,864	$85,937	$23,349

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

Note 8. Income Taxes

Prior to 2016, the Company determined that it was no longer more likely than not that it will recognize a portion of its deferred tax assets. Therefore, as of March 31, 2017 and December 31, 2016, the Company maintained a full valuation allowance against its net deferred tax assets of $292.6 million and $292.2 million, respectively. The Company's determination of the extent to which its deferred tax assets will be realized requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods. Because of the full valuation allowance, the Company's effective tax rate is expected to be near 0% and therefore the consolidated income tax expense is not material for any period presented.

As of March 31, 2017 and December 31, 2016, the total gross amount of unrecognized tax benefits was $0.3 million. This amount also represents the total amount of unrecognized tax benefits that would impact the effective tax rate in the respective periods. The Company does not anticipate a material reduction of the unrecognized tax benefits due to the lapse of the related statute of limitations in the next twelve months.

Note 9. Earnings (loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options and nonvested shares. The computations of basic and diluted earnings per share (in thousands, except share and per share amounts) are as follows:

	For the Three Months Ended March 31,
	2017	2016
Numerator:
Net loss from continuing operations	$(2,127)	$(1,326)
Net income (loss) from discontinued operations	1,020	(65)
Net loss available to common shareholders	$(1,107)	$(1,391)
Denominator:
Weighted average common shares outstanding – basic	92,780,250	91,758,041

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	92,780,250	91,758,041
Stock options	—	—
Nonvested shares	—	—
Weighted average common shares outstanding – dilutive	92,780,250	91,758,041

Basic earnings (loss) per share:
Net loss from continuing operations	$(0.02)	$(0.02)
Net income from discontinued operations	0.01	—
Net loss available to common shareholders	$(0.01)	$(0.02)

Diluted earnings (loss) per share:
Net loss from continuing operations	$(0.02)	$(0.02)
Net income from discontinued operations	0.01	—
Net loss income available to common shareholders	$(0.01)	$(0.02)

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

	For the Three Months Ended March 31,
	2017	2016
Number of stock options	2,394	5,203
Weighted average exercise price of stock options	$0.81	$0.70

There were no options granted during the three months ended March 31, 2017 or during the three months ended March 31, 2016. As of March 31, 2017 and December 31, 2016, the Company had 0.1 million nonvested shares outstanding.

Note 10. Subsequent Events

Acquisition of Healthcare Staffing, Inc. On February 1, 2017, the Company entered into a Stock Purchase Agreement (the “HCS Purchase Agreement”) with Novation Holding, Inc., a wholly-owned subsidiary of the Company (“NHI”), HCS and Butler America, LLC, the owner of HCS (“Butler” and, together with HCS, the “Seller Parties”). Pursuant to the HCS Purchase Agreement, NHI agreed to purchase from Butler all of the outstanding capital stock of HCS for $24.0 million in cash, subject to terms and conditions as provided therein, including but not limited to the Company’s receipt of bankruptcy court approval for the

HCS Acquisition in its Chapter 11 case. The purchase price is subject to a potential working capital adjustment, based on HCS having $5.0 million of working capital at closing.

On July 27, 2017, in connection with the anticipated closing of the HCS Acquisition, the Company, NHI, HCS and Butler entered into a Closing Agreement, dated as of the same date (the “Closing Agreement”), relating to certain closing matters and the terms of the HCS Purchase Agreement. The Closing Agreement provided for the following: (i) eliminate the $240,000 indemnification escrow under the HCS Purchase Agreement; (ii) provide for NHI’s reimbursement to Butler of $100,000 in costs and expenses incurred by Butler in consideration for the delay in closing the HCS Acquisition; (iii) clarify the treatment of certain of HCS’s outstanding tax obligations; (iv) provide that an adjustment to the purchase price under the HCS Purchase Agreement will be made in connection with the calculation of final closing date net working capital of HCS only if there is a difference between such amount and the pre-closing estimate of greater than 3%; and (v) make certain other changes to the HCS Purchase Agreement.

On July 27, 2017, the Company and NHI completed the HCS Acquisition pursuant to the terms of the HCS Purchase Agreement and the Closing Agreement, as a result of which HCS became a wholly-owned subsidiary of NHI. The net purchase price was allocated as shown below (in thousands):

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

The Company incurred approximately $1.2 million in fees associated with the HCS Acquisition, including $0.9 million in investment advisor fees.

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

Revolving Credit Agreement On November 17, 2017, HCS entered into a Revolving Credit and Security Agreement, dated as of the same date (the “FNCC Credit Agreement”), with Federal National Payables, Inc. (d/b/a Federal National Commercial Credit) (“FNCC”) providing HCS with a line of credit of up to $5 million. Availability under the FNCC Credit Agreement is based on a formula tied to HCS’s eligible accounts receivable, and borrowings under the FNCC Credit Agreement bear interest at the prime rate plus 1.25%. The FNCC Credit Agreement also provides for customary origination and collateral monitoring fees payable to FNCC during its term. The initial term of the FNCC Credit Agreement expires on November 17, 2018, but it will be renewed automatically for consecutive one-year terms thereafter unless the FNCC Credit Agreement is terminated pursuant to its terms. The obligations of HCS under the FNCC Credit Agreement are secured by HCS’s inventory and accounts receivable.

The FNCC Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including but not limited to financial covenants. The FNCC Credit Agreement also contains customary events of default, including but not limited to payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, FNCC may, among other remedies, accelerate payment of all obligations under the FNCC Credit Agreement.

In connection with the FNCC Credit Agreement, the Company and NHI, the sole stockholder of HCS, executed guaranties in favor of FNCC guaranteeing all of HCS’s obligations under the FNCC Credit Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Statements in this report regarding Novation Companies, Inc. and its business, that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are those that predict or describe future events, do not relate solely to historical matters and include statements regarding management's beliefs, estimates, projections, and assumptions with respect to, among other things, our future operations, business plans and strategies, as well as industry and market conditions, all of which are subject to change at any time without notice. Words such as “believe,” “expect,” “anticipate,” “promise,” “plan,” and other expressions or words of similar meanings, as well as future or conditional auxiliary verbs such as “would,” “should,” “could,” or “may” are generally intended to identify forward-looking statements. Actual results and operations for any future period may vary materially from those discussed herein. Some important factors that could cause actual results to differ materially from those anticipated include: decreases in cash flows from our mortgage securities; our ability to remain in compliance with the agreements governing our indebtedness; the outcome of litigation actions pending against us or other legal contingencies; our compliance with applicable local, state and federal laws and regulations; compliance with new accounting pronouncements; the impact of general economic conditions; and the risks that are from time to time included in our filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as amended (the "2016 Form 10-K"). Other factors not presently identified may also cause actual results to differ. This report speaks only as of its date and we expressly disclaim any duty to update the information herein except as required by federal securities laws.

Executive Overview
The following Management's Discussion and Analysis of Financial Condition and Operating Results (“MD&A”) should be read in conjunction with the preceding unaudited condensed consolidated financial statements of Novation Companies, Inc. and its subsidiaries (the “Company,” ”Novation," “we,” “us,” or "our") and the notes thereto as well as the 2016 Form 10-K. The MD&A includes the following sections:

•	Corporate Overview – a brief overview of our business and significant recent events.

•	Critical Accounting Policies – an update, since December 31, 2016, of our discussion of accounting policies that impact our financial statements.

•	Results of Operations – an analysis of our results of operations for the three months ended March 31, 2017 and 2016 as presented in our unaudited condensed consolidated financial statements.

•	Liquidity and Capital Resources – an analysis of our cash flows and financial commitments.

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

Corvisa Sale. On January 6, 2016, the Company sold all of the membership interests of Corvisa LLC (“Corvisa”) to ShoreTel, Inc. (“ShoreTel”), pursuant to the terms and conditions of a Membership Interest Purchase Agreement, dated as of December 21, 2015, by and among the Company, Corvisa Services LLC, a wholly-owned subsidiary of the Company, and ShoreTel. Additional details of this and related transactions are discussed in Note 3 to the condensed consolidated financial statements.

Emergence from Bankruptcy. On July 20, 2016 (the “Bankruptcy Petition Date”), Novation and three of its subsidiaries (the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland (the “Bankruptcy Court”). The Debtors’ Chapter 11 cases (the “Chapter 11 Cases”) were being jointly administered under the case Novation Companies, Inc., et al, No. 16-19745-DER. The Company and one of its subsidiaries subsequently filed with the Bankruptcy Court and amended a plan of reorganization (the “Plan”) and a related disclosure statement. The Bankruptcy Court entered an order on June 12, 2017 confirming the Plan (the “Confirmation Order”) solely with respect to the Company, which provided that the effective date of the Plan will occur when all conditions precedent to effectiveness, as set forth in the Plan, have been satisfied or waived. Two of the conditions to the effectiveness of the Plan were (i) the closing of the HCS Acquisition (as defined below) and (ii) the closing of the Note Refinancing (as defined below). The HCS Acquisition and the Note Refinancing were completed on July 27, 2017. On July 27, 2017, upon the completion of the HCS Acquisition and the Note Refinancing, and the satisfaction or waiver of all other conditions precedent to effectiveness, the effective date of the Plan occurred and the Company filed a Notice of Occurrence of Effective Date of the Plan with the Bankruptcy Court. Under the Plan, holders of existing equity interests in the Company (i.e., the common stock) retain their interests.

Acquisition of Healthcare Staffing, Inc. On July 27, 2017, the Company acquired all of the outstanding capital stock of HCS from Butler America, LLC (“Butler”) for approximately $24.0 million in cash (the “HCS Acquisition”), pursuant to the terms and conditions of a Stock Purchase Agreement, dated as of February 1, 2017 (as amended, the “HCS Purchase Agreement”), by and among the Company, Novation Holding, Inc., a wholly-owned subsidiary of the Company (“NHI”), HCS and Butler. The purchase price is subject to adjustment as provided in the HCS Purchase Agreement.

Note Refinancing. On July 27, 2017, the Company entered into a Senior Secured Note Purchase Agreement, dated as of the same date (the “Note Purchase Agreement”), with NHI and HCS as guarantors (together with the Company, collectively, the “Credit Parties”), Taberna Preferred Funding I, Ltd. (“Taberna I”), Taberna Preferred Funding II, Ltd. (“Taberna II”) and Kodiak CDO I, Ltd. (“Kodiak” and, together with Taberna I and Taberna II, the “Noteholders”) and Wilmington Savings Fund Society, FSB, as collateral agent for the benefit of the Noteholders, to refinance $85,937,500 of principal indebtedness of the Company under the Company’s Series 1 Notes, Series 2 Notes and Series 3 Notes (collectively, the “2011 Notes”) held by the Noteholders, issued pursuant to three Indentures, each dated as of March 22, 2011. Pursuant to the Note Purchase Agreement, the Noteholders exchanged their 2011 Notes for new notes from the Company in the same aggregate principal amount (collectively, the “2017 Notes”) on the terms and conditions set forth therein. The unpaid principal amounts of the 2017 Notes bear interest at a variable rate equal to LIBOR plus 3.5% per annum, payable quarterly in arrears until maturity on March 30, 2033. The 2017 Notes generally rank senior in right of payment to any existing or future subordinated indebtedness of the Credit Parties. The Company may at any time upon 30 days’ notice to the Noteholders redeem all or part of the 2017 Notes at a redemption price equal to 101% of the principal amount redeemed plus any accrued and unpaid interest thereon. Pursuant to the Note Purchase Agreement, in connection with the Note Refinancing, the Company paid all overdue and unpaid accrued interest on the 2011 Notes in the agreed, reduced aggregate amount of $5,775,779, and paid $500,000 in fees and expenses incurred by the Noteholders.

Financial Highlights and Key Performance Metrics. The following key performance metrics (in thousands, except per share amounts) are derived from our consolidated financial statements for the periods presented and should be read in conjunction with the more detailed information therein and with the disclosure included in this report under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$6,175	$4,805
Marketable securities	34,980	36,488

	For the Three Months Ended March 31,
	2017	2016
Net income (loss) available to common shareholders, per diluted share	$(0.01)	$(0.02)

Critical Accounting Policies
In our 2016 Form 10-K, we disclose critical accounting policies that require management to use significant judgment or that require significant estimates. Management regularly reviews the selection and application of our critical accounting policies. There have been no updates to the critical accounting policies included in the 2016 Form 10-K.

Results of Operations for the Three Month Period Ending March 31, 2017 as Compared to March 31, 2016
Interest Income – Mortgage Securities
Interest income on the mortgage securities decreased to approximately $1.0 million during the three months ended March 31, 2017 compared to $1.1 million during the three months ended March 31, 2016. Fluctuations in the interest income received from our mortgage portfolio are typically due to factors beyond the Company's control, such as the performance of the underlying loan collateral, prepayment speeds, interest rates, etc. The Company expects interest income and cash flow from its mortgage securities generally to decline as the principal on the underlying loan collateral is paid, written down, or written off. However, the Company may experience periods of increased interest income, given the volatile nature of the underlying loan performance.

General and Administrative
General and administrative expenses consist of salaries, office costs, legal and professional expenses and other customary costs of corporate administration. Because of the recent divestitures (see Note 3 to the condensed consolidated financial statements) and given that our operations have been significantly reduced, management has been able to significantly reduce the amount of general and administrative expenses. These expenses have declined consistently as the Company has reduced staff and office administrative costs and related items. The future amount of general and administrative expenses will depend largely on corporate activities, professional fees associated with those activities and staffing needs based on the evolving business strategy, and will increase significantly following the closing of the HCS Acquisition.

Other Income
The Company invests in liquid marketable securities, including equities, corporate bonds and traditional mortgage-backed securities. Other income includes interest, dividends and realized gains from this investing activity. Income received from these securities is dependent on the amount of investments, coupons/yield and market fluctuations. The Company recognized other income of approximately $0.1 million during the three months ended March 31, 2017 and $0.3 million for the same period in 2016. Subsequent to the HCS Acquisition, the Company has significantly less available funds to invest. Therefore, for the foreseeable future, income related to investments is expected to be significantly lower than has been demonstrated in 2016 and 2017 to date.

Reorganization items, net

The Company has incurred significant costs associated with our reorganization and the Chapter 11 proceedings. These costs are being expensed as incurred. In addition, a non-cash charge to write-off the unamortized debt issuance costs related to our 2011 Notes is included in “Reorganization items, net” as these debt instruments are expected to be impacted by the bankruptcy reorganization process. For the three months ended March 31, 2017 reorganization items totaled $1.2 million and includes primarily professional fees. See Note 2 to the condensed consolidated financial statements.

These costs will significantly affect our results of operations for the second quarter of 2017. However, we expect these costs to decline significantly beginning in the third quarter following resolution of our Chapter 11 proceedings.

Interest Expense
Interest expense is comprised primarily of interest on the 2011 Notes, which is variable based on 3-month LIBOR. Interest expense increased to $1.0 million for the three month period ended March 31, 2017 from $0.9 million for the three month period ended March 31, 2016. The increase is a result of an increase in LIBOR.

Income Tax Expense
Income tax expense was not material for any period presented.

Liquidity and Capital Resources
As of March 31, 2017, the Company had approximately $6.2 million in unrestricted cash and cash equivalents and $0.4 million of restricted cash, portions of which are included in the other current assets and other assets line items on the condensed consolidated balance sheet. In addition, the Company held approximately $35.0 million in marketable securities, which consist of $0.2 million of equity securities and $9.0 million in mortgage securities, which contributed approximately $1.0 million in cash flows during the three months ended March 31, 2017. The Company's marketable securities are classified as available-for-sale as of March 31, 2017 and are included in the current and non-current marketable securities line items on the condensed consolidated balance sheet as of March 31, 2017. For additional information regarding the Company's marketable securities, see the condensed consolidated statements of cash flow and Note 4 to the condensed consolidated financial statements.

As of March 31, 2017, the 2011 Notes had an aggregate principal balance of $85.9 million. The 2011 Notes were created through an exchange of the Company's previously outstanding junior subordinated notes that occurred prior to 2015. This exchange was considered a modification of a debt instrument for accounting purposes. Through the Bankruptcy Petition Date, the Company used the effective interest method to accrete from the principal balance as of the modification date to the carrying balance as of any reporting date. Under the effective interest method, significant changes in the rate at which a debt instrument accrues interest over its term can result in a recorded balance in excess of the aggregate principal balance of the debt instrument. As of the Bankruptcy Petition Date, the Company charged off the entire difference between the contractual principal amount of the 2011 Notes and their carrying value as these notes are expected to be impacted by the Company's bankruptcy reorganization process.

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

On the Bankruptcy Petition Date, the aggregate outstanding principal under the 2011 Notes was $85.9 million and the aggregate recorded interest liability was $2.0 million. As of March 31, 2017, the principal and recorded unpaid interest ($4.7 million) are classified as liabilities subject to compromise in the Company's consolidated balance sheet.

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

Overview of Cash Flow for the Three Months Ended March 31, 2017
The following table provides a summary of our operating, investing and financing cash flows as taken from our condensed consolidated statements of cash flows.

Summary of Operating, Investing and Financing Cash Flows (in thousands)

	For the Three Months Ended March 31,
	2017	2016
Consolidated Statements of Cash Flows:
Cash provided by (used in) operating activities	$583	$(3,081)
Cash flows provided by investing activities	765	4,516
Cash flows used in financing activities	—	—

Operating Activities
The increase in net cash flows from operating activities to $0.6 million during the three months ended March 31, 2017 from $3.1 million used in operating activities during the three months ended March 31, 2016 was driven primarily by the significant reduction of general and administrative expenses and the change in accounts payable and accrued expenses.

Investing Activities
The decrease in the net cash flows provided by investing activities is due primarily to proceeds from the sale of Corvisa and an increase in proceeds from the sale or maturity of marketable securities, which was offset by an increase in purchases of marketable securities.

Financing Activities
We did not have any financing activities for any period presented.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
One member of the settlement class objected to the settlement and sought a stay of the final settlement approval hearing on the ground that it did not receive notice of the settlement and had no opportunity to timely opt out of the class. After the court rejected the motion for a stay, the objector filed an appeal and requested a stay of the district court proceedings pending disposition of the appeal. The court of appeals denied the temporary stay of the district court proceedings pending a decision on the objector’s request for a stay. Assuming the settlement is approved and completed, the Company will incur no loss. The Company believes that the affiliated defendants have meritorious defenses to the case and, if the settlement is not approved, expects them to defend the case vigorously.

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

See the "Corporate Overview" section of the MD&A above and Note 2 to the condensed consolidated financial statements for a description of the Chapter 11 Cases.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in the 2016 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
See the "Liquidity and Capital Resources" section of the MD&A above for a detailed discussion of events of default under the 2011 Notes and related Indentures.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description of Document
2.1
Stock Purchase Agreement, dated as of February 1, 2017, by and among Novation Companies, Inc., Novation Holding, Inc., Healthcare Staffing, Inc. and Butler America, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on February 3, 2017).*

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
101
The following financial information from Novation Companies, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Shareholders' Deficit for the three months ended March 31, 2017 and 2016 (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements.

* The registrant has omitted certain schedules and exhibits to this agreement in accordance with Item 601(b)(2) of Regulation S-K, and will supplementally furnish a copy of any omitted schedule and/or exhibit to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVATION COMPANIES, INC.

DATE:	November 20, 2017	/s/ Jeffrey E. Eberwein
Jeffrey E. Eberwein, Executive Chairman
(Principal Executive Officer)

DATE:	November 20, 2017	/s/ Carolyn K. Campbell
Carolyn K. Campbell, Chief Financial Officer
(Principal Financial Officer)