Form 10-Q
period 2017-06-30
NOVATION COMPANIES, INC.
filed 2017-11-21
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission File Number 001-13533

NOVATION COMPANIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	74-2830661 (I.R.S. Employer Identification No.)

500 Grand Boulevard, Suite 201B, Kansas City, MO (Address of Principal Executive Office)	64106 (Zip Code)

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

The number of shares of the Registrant's Common Stock outstanding on November 20, 2017 was 95,590,178.

NOVATION COMPANIES, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2017

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
NOVATION COMPANIES, INC.
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2017 (unaudited)	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$32,263	$4,805
Marketable securities, current	8,995	9,943
Other current assets	223	644
Current assets of discontinued operations	407	447
Total current assets	41,888	15,839
Non-current Assets
Marketable securities, non-current	—	26,545
Other assets	203	246
Total non-current assets	203	26,791
Total assets	$42,091	$42,630
Liabilities and Shareholders' Deficit
Liabilities:
Current liabilities - accounts payable and accrued expenses	$2,829	$792
Non-current liabilities	73	71
Total liabilities not subject to compromise	2,902	863
Liabilities subject to compromise	93,016	90,966
Total liabilities	95,918	91,829

Commitments and contingencies

Shareholders' deficit:
Capital stock, $0.01 par value per share, 120,000,000 shares authorized:
Common stock, 92,844,907 shares issued and outstanding	928	928
Additional paid-in capital	744,891	744,873
Accumulated deficit	(808,121)	(804,319)
Accumulated other comprehensive income	8,475	9,319
Total shareholders' deficit	(53,827)	(49,199)
Total liabilities and shareholders' deficit	$42,091	$42,630

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands, except share and per share amounts)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2017	2016	2017	2016
Income:
Interest income – mortgage securities	$1,819	$2,201	$829	$1,140
Total	1,819	2,201	829	1,140

General and administrative expenses	1,793	2,857	755	1,048
Total	1,793	2,857	755	1,048

Other income	306	910	162	607
Reorganization items, net	(3,056)	—	(1,846)	—
Interest expense	(2,084)	(1,733)	(1,078)	(857)

Loss from continuing operations before income taxes	(4,808)	(1,479)	(2,688)	(158)
Income tax expense, continuing operations	14	14	7	10
Net loss from continuing operations	(4,822)	(1,493)	(2,695)	(168)
Income (loss) from discontinued operations, net of income taxes	1,020	(77)	—	(12)
Net loss	(3,802)	(1,570)	(2,695)	(180)

Other comprehensive income (loss):
Unrealized gains realized upon the sale of securities	(79)	(100)	(79)	(100)
Unrealized gain (loss) on marketable securities – available-for-sale	(765)	3,224	(61)	899
Total other comprehensive income (loss)	(844)	3,124	(140)	799
Total comprehensive income (loss)	$(4,646)	$1,554	$(2,835)	$619

Earnings (loss) per share:
Basic	$(0.04)	$(0.02)	$(0.03)	$—
Diluted	$(0.04)	$(0.02)	$(0.03)	$—
Weighted average shares outstanding:
Basic	92,778,583	91,338,420	92,776,846	91,355,821
Diluted	92,778,583	91,338,420	92,776,846	91,355,821

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
DEBTORS-IN-POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(unaudited; in thousands)

	Total Novation Shareholders’ Deficit
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Deficit
Balance, December 31, 2016	$928	$744,873	$(804,319)	$9,319	$(49,199)
Compensation recognized under stock compensation plans	—	18	—	—	18
Net loss	—	—	(3,802)	—	(3,802)
Other comprehensive loss	—	—	—	(844)	(844)
Balance, June 30, 2017	$928	$744,891	$(808,121)	$8,475	$(53,827)

Balance, December 31, 2015	$928	$744,575	$(809,532)	$1,436	$(62,593)
Compensation recognized under stock compensation plans	—	240	—	—	240
Net loss	—	—	(1,570)	—	(1,570)
Other comprehensive income	—	—	—	3,124	3,124
Balance, June 30, 2016	$928	$744,815	$(811,102)	$4,560	$(60,799)

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
DEBTORS-IN-POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,802)	$(1,570)
Net income (loss) from discontinued operations	1,020	(77)
Net loss from continuing operations	(4,822)	(1,493)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accretion of marketable securities	58	(282)
Amortization of deferred debt issuance costs and senior debt discount	—	(43)
Loss on disposal of fixed assets, net	—	76
Realized gain on sale of marketable securities	(79)	(100)
Compensation recognized under stock compensation plans	18	217
Changes in:
Due from discontinued operations	—	(28)
Other current assets and liabilities, net	421	612
Other noncurrent assets and liabilities, net	45	80
Accounts payable and accrued expenses	4,109	1,143
Net cash provided by (used in) operating activities of continuing operations	(250)	182
Net cash provided by (used in) operating activities of discontinued operations	998	(1,913)
Net cash provided by (used in) operating activities	748	(1,731)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	26,674	13,326
Proceeds from paydowns of notes receivable	—	21
Proceeds from sale of subsidiary, net	—	7,642
Purchases of available-for-sale securities	(3)	(12,699)
Proceeds from restricted cash	—	368
Net cash provided by investing activities of continuing operations	26,671	8,658
Net cash used in investing activities of discontinued operations	—	(159)
Net cash provided by investing activities	26,671	8,499

Cash flows from financing activities:
Cash payments for contributions of capital to discontinued operations	—	(205)
Net cash used in financing activities of continuing operations	—	(205)
Net cash provided by financing activities of discontinued operations	—	205
Net cash provided by financing activities	—	—

Cash and cash equivalents, including discontinued operations:
Net increase	27,419	6,768
Beginning of period	5,000	3,178
End of period	$32,419	$9,946

Supplemental disclosure of cash flow information. Cash paid for:
Reorganization items	$1,772	$—
Income taxes, net	—	(5)
See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
DEBTORS-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the period ended June 30, 2017 (Unaudited)

Note 1. Financial Statement Presentation

Description of Operations – Novation Companies, Inc. (the “Company,” “Novation,” “we,” or “us”) has been implementing its strategy to acquire operating businesses or making other investments that generate taxable earnings. See Note 2 for a description of the Company's bankruptcy reorganization and see Note 10 for a description of the Healthcare Staffing, Inc. ("HCS") Acquisition (as defined in Note 2) and the Note Refinancing (as defined in Note 2), which were completed after June 30, 2017.

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

Liquidity and Going Concern – As of June 30, 2017, the Company had approximately $32.3 million in unrestricted cash and cash equivalents and $0.2 million of restricted cash, portions of which are included in the other current assets and other assets line items on the condensed consolidated balance sheet. In addition, the Company held approximately $8.8 million in mortgage securities that continue to be a source of cash for the Company. The Company's marketable securities are classified as available-for-sale and are included in the current marketable securities line items on the condensed consolidated balance sheet as of June 30, 2017. For additional information regarding the Company's marketable securities, see the condensed consolidated statements of cash flow and Note 4. The Company's ongoing contractual obligations consist primarily of its senior notes, which are discussed in Note 5 and commitments under operating lease agreements for the Company's office space.

As discussed in Note 5, the Company did not make the quarterly interest payments due on March 30, 2016, totaling $0.9 million, as required under the Company's three series of 2011 Notes and three related Indentures (each as defined in Note 2). These interest payments were not made within 30 days after they became due and payable, and remain unpaid, such non-payment constituting events of default under the Indentures. The trustee under any Indenture or the holders of not less than 25% of the aggregate principal amount of the outstanding 2011 Notes issued pursuant to such Indenture, by notice in writing to the Company (and to the trustee if given by the holders), was able to declare the principal amount of all of the 2011 Notes issued under such Indenture to be due and payable immediately. On May 9, 2016, the Company received a notice of acceleration with respect to the Series 1 2011 Notes and the Series 2 2011 Notes declaring all principal and unpaid interest immediately due and payable. A similar acceleration notice was received on June 6, 2016 with respect to the Series 3 2011 Notes. As of June 30, 2017, the aggregate outstanding principal under the 2011 Notes was $85.9 million, and the recorded aggregate interest liability was $5.8 million.

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

Two of the conditions to the effectiveness of the Plan were (i) the closing of the Company’s acquisition (the “HCS Acquisition”) of all of the capital stock of HCS as discussed in Note 10 and (ii) the restructuring (the “Note Refinancing”) of the Company’s outstanding Series 1 Notes, Series 2 Notes and Series 3 Notes (collectively, the “2011 Notes”), held by Taberna Preferred Funding I, Ltd. (“Taberna I”), Taberna Preferred Funding II, Ltd. (“Taberna II”) and Kodiak CDO I, Ltd. (“Kodiak” and, together with Taberna I and Taberna II, the “Noteholders”), issued pursuant to three Indentures, each dated as of March 22, 2011 (the “Indentures”), between the Company and The Bank of New York Mellon Trust Company, National Association. The HCS Acquisition and the Note Refinancing were completed on July 27, 2017, and are discussed in Note 10.

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

As of June 30, 2017, liabilities subject to compromise include (in thousands):

Obligations under the 2011 Notes (see Note 5), including accrued interest	$91,713
Liabilities associated with the discontinued operations of Advent Financial Services LLC	156
Claims and other liabilities related to operating leases	715
Income tax liabilities	321
Other	111
Liabilities subject to compromise	$93,016

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

We have incurred significant costs associated with our reorganization and the Chapter 11 proceedings. These costs, which are being expensed as incurred, will significantly affect our results of operations through the effective date of the Plan. Reorganization items include (in thousands):

	Six Months Ended June 30, 2017	Three Months Ended June 30, 2017
Professional fees	$3,016	$1,848
Other	40	(2)
Reorganization items, net	$3,056	$1,846

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

Results of Discontinued Operations

The results of the Company's discontinued operations are summarized below (in thousands):

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2017	2016	2017	2016
Service fee income	$—	$—	$—	$—

Income (loss) from discontinued operations before income taxes	$1,020	$(77)	$—	$(12)
Income tax expense (benefit)	—	—	—	—
Income (loss) from discontinued operations, net of income taxes	$1,020	$(77)	$—	$(12)

The assets and liabilities of discontinued operations are not material.

Note 4. Marketable Securities

The Company's portfolio of available-for-sale securities includes (in thousands):

		Gross Unrealized		Estimated Fair Value
	Amortized Cost	Gains	Losses
As of June 30, 2017 (unaudited)
Marketable securities, current
Mortgage securities	$404	$8,416	$—	$8,820
Equity securities	116	65	(6)	175
Total	$520	$8,481	$(6)	$8,995

As of December 31, 2016
Marketable securities, current
Mortgage securities	$450	$9,341	$—	$9,791
Equity securities	112	47	(7)	152
Total	$562	$9,388	$(7)	$9,943

Marketable securities, non-current
Agency mortgage-backed securities	$26,607	$—	$(62)	$26,545

During the second quarter of 2017, the Company's entire portfolio of agency mortgage-backed securities was sold. Proceeds from the sale were $25.2 million and a gain of $79 thousand recognized, included in Other Income in the Company's condensed consolidated statements of operations and comprehensive income (loss).

Prior to 2016, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. As a result of those activities, the Company holds mortgage securities that continue to be a source of its earnings and cash flow. As of June 30, 2017 and December 31, 2016, these mortgage securities consisted entirely of the Company's investment in the residual securities issued by securitization trusts sponsored by the Company. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds. There were no other-than-temporary impairments relating to available-for-sale securities for the three and six months ended June 30, 2017. Maturities of retained mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments. See Note 7 for details on the Company's fair value methodology.

The following table relates to the securitizations where the Company retained an interest in the assets issued by the securitization trust (in thousands):

	Size/Principal Outstanding (A)	Assets on Balance Sheet (B)	Liabilities on Balance Sheet	Maximum Exposure to Loss(C)	Year to Date Loss on Sale	Year to Date Cash Flows (D)
June 30, 2017	$2,994,774	$8,820	$—	$8,820	$—	$1,865
December 31, 2016	3,185,270	9,943	—	9,943	—	5,135

(A)	Size/Principal Outstanding reflects the estimated principal of the underlying assets held by the securitization trust.

(B)	Assets on balance sheet are securities issued by the entity and are recorded in the current marketable securities line item on the condensed consolidated balance sheets.

(C)	The maximum exposure to loss includes the assets held by the Company. The maximum exposure to loss assumes a total loss on the referenced assets held by the securitization trust.

(D)	Year to date cash flows are for the six months ended June 30, 2017 and year ended December 31, 2016.

Note 5. Borrowings - 2011 Notes

As of June 30, 2017, the Company had outstanding three series of unsecured senior notes (referred to as the "2011 Notes") pursuant to three separate indentures (referred to as the “Indentures”) with an aggregate principal balance of $85.9 million. The 2011 Notes were created through an exchange of the Company's previously outstanding junior subordinated notes that occurred prior to 2016. This exchange was considered a modification of a debt instrument for accounting purposes. Through the Bankruptcy Petition Date, the Company used the effective interest method to accrete from the principal balance as of the modification date to the carrying balance as of any reporting date. As of the Bankruptcy Petition Date, the Company charged off the entire difference between the contractual principal amount of the 2011 Notes and their carrying value as these notes were impacted by the bankruptcy reorganization process.

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

The aggregate outstanding principal under the 2011 Notes was $85.9 million and the aggregate recorded interest liability is $5.8 million. The principal and recorded unpaid interest are classified as liabilities subject to compromise in the Company's condensed consolidated balance sheet. As discussed in Note 10, on July 27, 2017 the 2011 Notes were exchanged for the 2017 Notes (as defined in Note 10).

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

•	Level 1 - Valuations based on quoted prices in active markets for identical assets and liabilities.

•	Level 2 - Valuations based on observable inputs in active markets for similar assets and liabilities, other than Level 1 prices, such as quoted interest or currency exchange rates.

•	Level 3 - Valuations based on significant unobservable inputs that are supported by little or no market activity, such as discounted cash flow methodologies based on internal cash flow forecasts.

The Company's assets and liabilities, which are measured at fair value on a recurring basis, include (in thousands):

			Fair Value Measurements at Reporting Date Using:
		Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Marketable securities, current		$8,995	$175		$—	$8,820

December 31, 2016
Marketable securities, current	`	$9,943	$152	—	$—	$9,791
Marketable securities, non-current:		26,545	26,545		—	—
Total		$36,488	$26,697		$—	$9,791

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

To the extent observable inputs are not available, as is the case with the Company's retained mortgage securities, the Company estimates fair value using present value techniques and generally does not have the option to choose other valuation methods for these securities. The methods and processes used to estimate the fair value of the Company's retained mortgage securities are discussed further below. There have been no significant changes to the Company's valuation techniques. Accordingly, there have been no material changes to the condensed consolidated financial statements resulting from changes to our valuation techniques.

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

Mortgage securities - available-for-sale. The Company's mortgage securities include traditional agency mortgage-backed securities, with valuations based on quoted prices in active markets for identical assets (Level 1). Additionally, mortgage securities include investments that were retained during the Company's lending and securitization process, conducted prior to 2016. For the retained mortgage securities, the Company maintains the right to receive excess interest and other cash flow generated through the mortgage loan securitization vehicle. The Company receives the difference between the interest on the mortgage loans and the interest paid to the securitization bondholders. The Company also owns overcollateralization ("OC") classes of various securitization trusts. These OC bonds represent the difference in the principal of the underlying mortgage loans compared to the bonds sold to third parties. This extra collateral serves as a cushion for losses that have and may occur in the underlying mortgage pool. The OC bonds may receive cash if and when it is determined that actual losses are less than expectations. As of June 30, 2017, the aggregate overcollateralization was approximately $27.0 million. The timing and amount of cash to be generated by the OC bonds is contingent upon the performance of the underlying mortgage loan collateral.

The independent loan servicer controls and manages the individual mortgage loans and therefore the Company has no control over the loan performance. Collectively, these mortgage securities are identified by the Company as "retained mortgage securities," in order to distinguish them from the Company's traditional agency mortgage-backed securities.

Retained mortgage-backed securities are valued at each reporting date using significant unobservable inputs (Level 3) by discounting the expected cash flows. An independent valuation specialist has been engaged to assist management in estimating cash flows and values for the Company's mortgage securities as of December 31, 2016. It is the Company's responsibility for the overall resulting valuation.

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

	June 30, 2017	December 31, 2016
Weighted average:
Loss severity	49.6%	49.6%
Default rate	2.1%	2.1%
Prepayment speed	9.8%	9.8%
Servicer's optional redemption date	None	None

While the assumptions used in forecasting future cashflow have not changed, the actual cashflows during 2017 were used in our valuation, to the extent the actual cashflows are available. Furthermore, with each reporting date, there is less future cash forecasted to be received. Therefore, the estimated value of the Company's retained mortgage securities has declined.

Management and its valuation specialist previously relied heavily on the general historical performance of nonprime mortgage loans in developing assumptions. Management and the valuation specialist believed that the overall performance of non-prime loans was a predictor for how the loans underlying the Company's retained mortgage securities would perform. However, market trends for housing prices, labor statistics and other economic factors have consistently improved for several years. The performance of the specific loans underlying the Company's retained mortgage securities is substantially better than that of non-prime loans in general. Sufficient time has passed to suggest that these trends are sustainable. Therefore, the revised assumptions used as of December 31, 2016 rely more heavily on the specific loan performance. Better performance by the underlying mortgage loans generally results in more estimated cash flow and higher values for our retained mortgage securities. Furthermore, while management and its valuation specialist assumed that a reasonable servicer would exercise its optional redemption, this has not occurred and there is no indication it will occur. Therefore, we have revised the assumption regarding the time at which the servicer will exercise its option. This serves to extend the term over which the Company expects to receive cash from the excess interest securities, which also results in higher estimate fair values.

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

The following table provides a reconciliation of the beginning and ending balances for the Company's retained mortgage securities – available-for-sale, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	For the Six Months Ended June 30,
	2017	2016
Balance, beginning of period	$9,791	$2,011
Increases (decreases) to mortgage securities – available-for-sale:
Total proceeds from paydowns of securities (A)	(209)	(223)
Accretion	163	215
Market value adjustment	(925)	(237)
Net decrease to mortgage securities – available-for-sale	(971)	(245)
Balance, end of period	$8,820	$1,766
(A) Cash received on mortgage securities with no cost basis was $1.7 million and $2.0 million for the six months ended June 30, 2017 and 2016, respectively.

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

The estimated fair values of the Company's financial instruments are (in thousands):

	As of June 30, 2017 (unaudited)		As of December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Marketable securities	$8,995	$8,995	$36,488	$36,488
Financial liabilities:
Senior notes	$85,937	$26,133	$85,937	$23,349

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

Note 8. Income Taxes

Prior to 2016, the Company determined that it was no longer more likely than not that it will recognize a portion of its deferred tax assets. Therefore, as of June 30, 2017 and December 31, 2016, the Company maintained a full valuation allowance against its net deferred tax assets of $293.7 million and $292.2 million, respectively. The Company's determination of the extent to which its deferred tax assets will be realized requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods. Because of the full valuation allowance, the Company's effective tax rate is expected to be near 0% and therefore the consolidated income tax expense is not material for any period presented.

As of June 30, 2017 and December 31, 2016, the total gross amount of unrecognized tax benefits was $0.3 million. This amount also represents the total amount of unrecognized tax benefits that would impact the effective tax rate in the respective periods. The Company does not anticipate a material reduction of the unrecognized tax benefits due to the lapse of the related statute of limitations in the next twelve months.

Note 9. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options and nonvested shares.

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss from continuing operations	$(4,822)	$(1,493)	$(2,695)	$(168)
Net income (loss) from discontinued operations	1,020	(77)	—	(12)
Net loss available to common shareholders	$(3,802)	$(1,570)	$(2,695)	$(180)

Denominator:
Weighted average common shares outstanding – basic	92,778,583	91,338,420	92,776,846	91,355,821

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	92,778,583	91,338,420	92,776,846	91,355,821
Stock options	—	—	—	—
Nonvested shares	—	—	—	—
Weighted average common shares outstanding – dilutive	92,778,583	91,338,420	92,776,846	91,355,821

Basic earnings (loss) per share:
Net loss from continuing operations	$(0.05)	$(0.02)	$(0.03)	$—
Net income from discontinued operations	0.01	—	—	—
Net loss available to common shareholders	$(0.04)	$(0.02)	$(0.03)	$—

Diluted earnings (loss) per share:
Net loss from continuing operations	$(0.05)	$(0.02)	$(0.03)	$—
Net income from discontinued operations	0.01	—	—	—
Net loss available to common shareholders	$(0.04)	$(0.02)	$(0.03)	$—

Options to purchase shares of common stock were outstanding during each period as presented below (in thousands, except exercise prices), but were not included in the computation of diluted earnings per share because the calculated number of shares assumed to be repurchased was greater than the number of shares to be obtained upon exercise, therefore, the effect would be anti-dilutive.

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2017	2016	2017	2016
Number of stock options	1,869	5,203	1,869	5,203
Weighted average exercise price of stock options	$0.89	$0.70	$0.89	$0.70

There have been no options granted during 2016 or 2017. As of June 30, 2017 and 2016, the Company had 0.1 million and 1.5 million nonvested shares outstanding, respectively. These shares, on weighted-average basis, are not included in the calculation of earnings per share for any period presented as they are anti-dilutive. While the nonvested shares granted during 2017and 2016 vest one year from the date of grant, the nonvested shares granted in prior years vest ratably over their original term of six years.

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

The net purchase price was allocated as follows (in thousands):

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

Pursuant to the Note Purchase Agreement, in connection with the Note Refinancing, the Company paid all overdue and unpaid accrued interest on the 2011 Notes in the agreed, reduced aggregate amount of $5.8 million, and paid $0.5 million in fees and expenses incurred by the Noteholders.

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

Revolving Credit Agreement On November 17, 2017, HCS entered into a Revolving Credit and Security Agreement, dated as of the same date (the “FNCC Credit Agreement”), with Federal National Payables, Inc. (d/b/a Federal National Commercial Credit) (“FNCC”) providing HCS with a line of credit of up to $5,000,000. Availability under the FNCC Credit Agreement is based on a formula tied to HCS’s eligible accounts receivable, and borrowings under the FNCC Credit Agreement bear interest at the prime rate plus 1.25%. The FNCC Credit Agreement also provides for customary origination and collateral monitoring fees payable to FNCC during its term. The initial term of the FNCC Credit Agreement expires on November 17, 2018, but it will be renewed automatically for consecutive one-year terms thereafter unless the FNCC Credit Agreement is terminated pursuant to its terms. The obligations of HCS under the FNCC Credit Agreement are secured by HCS’s inventory and accounts receivable.

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

Executive Overview
The following Management's Discussion and Analysis of Financial Condition and Operating Results (“MD&A”) should be read in conjunction with the preceding unaudited condensed consolidated financial statements of Novation Companies, Inc. and its subsidiaries (the “Company,” ”Novation," “we,” “us,” or "our") and the notes thereto as well as the 2016 Form 10-K. The MD&A includes the following sections:

•	Corporate Overview – a brief overview of our business and significant recent events.

•	Critical Accounting Policies – an update, since December 31, 2016, of our discussion of accounting policies that impact our financial statements.

•	Results of Operations – an analysis of our results of operations for the six months ended June 30, 2017 and 2016 as presented in our unaudited condensed consolidated financial statements.

•	Liquidity and Capital Resources – an analysis of our cash flows and financial commitments.

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

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$32,263	$4,805
Marketable securities	8,995	36,488

	For the Six Months Ended June 30,
	2017	2016
Net loss available to common shareholders, per diluted share	$(0.04)	$(0.02)

Critical Accounting Policies
In our 2016 Form 10-K, we disclose critical accounting policies that require management to use significant judgment or that require significant estimates. Management regularly reviews the selection and application of our critical accounting policies. There have been no updates to the critical accounting policies included in the 2016 Form 10-K.

Results of Operations for the Three and Six Month Periods Ending June 30, 2017 as Compared to June 30, 2016
Interest Income – Mortgage Securities
Interest income on our mortgage securities decreased to approximately $1.8 million during the six months ended June 30, 2017 compared to $2.2 million during the six months ended June 30, 2016. Similarly, interest income on our mortgage securities decreased to approximately $0.8 million during the three months ended June 30, 2017 compared to $1.1 million during the three months ended June 30, 2016. Fluctuations in the interest income received from our mortgage portfolio are typically due to factors beyond the Company's control, such as the performance of the underlying loan collateral, prepayment speeds, interest rates, etc.

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

Other Income
The Company uses available cash to acquire various equity and fixed income securities as part of its strategy to generate taxable earnings. Other income for the three and six months ended June 30, 2016 consists primarily of the interest, dividend, and other income received from these securities. Fluctuations in the income received from these securities results from the timing of purchases/sales and amounts of dividends and interest paid. Subsequent to the HCS Acquisition, the Company has significantly less available funds to invest. Therefore, for the foreseeable future, income related to investments is expected to be significantly lower than has been demonstrated in 2016 and 2017 to date.

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2017	2016	2017	2016
Dividends and interest income	$223	$771	$83	$547
Gains on sales of investments	79	100	79	67
Other income (expense)	4	39	—	(7)

Total	$306	$910	$162	$607

Reorganization items, net
The Company has incurred significant costs associated with our reorganization and the Chapter 11 proceedings, which are being expensed as incurred. The Company expects these costs to decrease significantly during the third quarter of 2017 as a result of the completion of the Company's reorganization efforts. Reorganization items were $3.1 million and $1.8 million for the six and three months ended June 30, 2017, respectively, including primarily professional fees. See Note 2 to the Company's condensed consolidated financial statements.

Interest Expense
Interest expense increased period over period, with the Company incurring $2.1 million and $1.7 million during the six months ended June 30, 2017 and 2016, respectively. Similarly, interest expense increased during the three month periods ended June 30, 2017 and 2016 at $1.1 million and $0.9 million, respectively. The increase is due to an increase in LIBOR, as the underlying obligations pay interest at a variable rate based on 3-month LIBOR. See "Liquidity and Capital Resources" below and Note 5 to the condensed consolidated financial statements for additional information regarding the Company's borrowings.

Income Tax Expense
The income tax expense was not material for any period presented.

Liquidity and Capital Resources
As of June 30, 2017, the Company had approximately $32.3 million in unrestricted cash and cash equivalents and $0.2 million of restricted cash, portions of which are included in the other current assets and other assets line items on the condensed consolidated balance sheet. Approximately $24 million of this cash was used in July 2017 for the HCS Acquisition.

The Company also held approximately $9.0 million in marketable securities, which consist primarily of the Company's retained mortgage securities, which contributed approximately $1.9 million in cash flows during the six months ended June 30, 2017. The Company's marketable securities are classified as available-for-sale as of June 30, 2017 and are included in the current and non-current marketable securities line items on the condensed consolidated balance sheet as of June 30, 2017. For additional information regarding the Company's marketable securities, see the condensed consolidated statements of cash flow and Note 4 to the condensed consolidated financial statements. The Company's ongoing contractual obligations consist primarily of its senior notes and obligations under its operating lease agreements.

As of June 30, 2017, the 2011 Notes had an aggregate principal balance of $85.9 million. The 2011 Notes were created through an exchange of the Company's previously outstanding junior subordinated notes that occurred prior to 2015. This exchange was considered a modification of a debt instrument for accounting purposes. Through the Bankruptcy Petition Date, the Company used the effective interest method to accrete from the principal balance as of the modification date to the carrying balance as of any reporting date. Under the effective interest method, significant changes in the rate at which a debt instrument accrues interest over its term can result in a recorded balance in excess of the aggregate principal balance of the debt instrument. As of the Bankruptcy Petition Date, the Company charged off the entire difference between the contractual principal amount of the 2011 Notes and their carrying value as these notes are expected to be impacted by the Company's bankruptcy reorganization process.

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

On the Bankruptcy Petition Date, the aggregate outstanding principal under the 2011 Notes was $85.9 million and the aggregate recorded interest liability was $2.0 million. As of June 30, 2017, the principal and recorded unpaid interest ($5.8 million) are classified as liabilities subject to compromise in the Company's consolidated balance sheet.

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

Overview of Cash Flow for the Six Months Ended June 30, 2017
The following table provides a summary of our operating, investing and financing cash flows as taken from our condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016.

	For the Six Months Ended June 30,
	2017	2016
Consolidated Statements of Cash Flows:
Cash provided by (used in) operating activities	$748	$(1,731)
Cash flows provided by investing activities	26,671	8,499
Cash flows used in financing activities	—	—

Operating Activities
The change in net cash flows from operating activities to $0.7 million during the six months ended June 30, 2017 from a use of $1.7 million during the six months ended June 30, 2016 was driven by the significant decline in operating expenses and the Company's unpaid accounts payable and accrued expenses, primarily consisting of interest on the 2011 Notes.

Investing Activities
The increase in the net cash flows provided by investing activities is due primarily to proceeds from the sale of marketable securities.

Financing Activities
The Company had no financing activities for any period presented.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
See the "Corporate Overview" section of the MD&A and Note 2 to the condensed consolidated financial statements for a description of the Chapter 11 Cases.

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
101
The following financial information from Novation Companies, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Shareholders' Deficit for the three and six months ended June 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVATION COMPANIES, INC.

DATE:	November 21, 2017	/s/ Jeffrey E. Eberwein
Jeffrey E. Eberwein, Executive Chairman
(Principal Executive Officer)

DATE:	November 21, 2017	/s/ Carolyn K. Campbell
Carolyn K. Campbell, Chief Financial Officer
(Principal Financial Officer)