Form 10-Q
period 2017-09-30
NOVATION COMPANIES, INC.
filed 2018-02-27
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

The number of shares of the Registrant's Common Stock outstanding on February 23, 2018 was 95,590,178.

NOVATION COMPANIES, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2017

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2017 (unaudited)	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$2,811	$4,805
Accounts and unbilled receivables	7,288	—
Marketable securities, current	8,321	9,943
Other	476	1,091
Total current assets	18,896	15,839
Non-current assets
Goodwill	12,029	—
Intangible, net	8,470	—
Marketable securities	—	26,545
Other	544	246
Total non-current assets	21,043	26,791
Total assets	$39,939	$42,630

Liabilities and Shareholders' Deficit
Current liabilities:
Accrued professional fees payable	$3,580	$691
Accrued compensation and benefits payable	4,727	75
Accrued interest payable	759	3,689
Other	1,064	1,063
Total current liabilities	10,130	5,518

Non-current liabilities:
Long-term debt	86,162	85,938
Other	387	373
Total non-current liabilities	86,549	86,311
Total liabilities	96,679	91,829

Commitments and contingencies

Shareholders' deficit:
Capital stock, $0.01 par value per share, 120,000,000 shares authorized:
Common stock, 92,844,907 shares issued and outstanding	956	928
Additional paid-in capital	744,863	744,873
Accumulated deficit	(810,479)	(804,319)
Accumulated other comprehensive income	7,920	9,319
Total shareholders' deficit	(56,740)	(49,199)
Total liabilities and shareholders' deficit	$39,939	$42,630

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands, except share and per share amounts)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2017	2016	2017	2016
Service fee income	$11,863	$—	$11,863	$—
Costs and expenses:
Cost of services	10,335	—	10,335	—
General and administrative expenses	4,672	3,563	2,880	708
Operating loss	(3,144)	(3,563)	(1,352)	(708)

Interest income – mortgage securities	2,544	3,635	725	1,435
Other income	365	1,449	59	539
Reorganization items, net	(3,958)	1,326	(902)	1,326
Interest expense	(2,848)	(1,914)	(763)	(181)

Income (loss) from continuing operations before income taxes	(7,041)	933	(2,233)	2,411
Income tax expense (benefit), continuing operations	14	(19)	—	(34)
Net income (loss) from continuing operations	(7,055)	952	(2,233)	2,445
Income (loss) from discontinued operations, net of income taxes	895	(77)	(125)	—
Net income (loss)	(6,160)	875	(2,358)	2,445

Other comprehensive income (loss):
Gains realized upon the sale of securities	(137)	(100)	(58)	—
Unrealized gain (loss) on marketable securities – available-for-sale	(1,262)	4,308	(497)	1,084
Total other comprehensive income (loss)	(1,399)	4,208	(555)	1,084
Total comprehensive income (loss)	$(7,559)	$5,083	$(2,913)	$3,529

Earnings (loss) per share:
Basic	$(0.07)	$0.01	$(0.02)	$0.03
Diluted	$(0.07)	$0.01	$(0.02)	$0.03
Weighted average shares outstanding:
Basic	92,788,107	91,345,504	92,806,846	92,180,484
Diluted	92,788,107	92,185,518	92,806,846	92,465,111

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(unaudited; in thousands)

	Total Novation Shareholders’ Deficit
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Deficit
Balance, December 31, 2016	$928	$744,873	$(804,319)	$9,319	$(49,199)
Issuance of non-vested shares	28	(28)	—	—	—
Compensation recognized under stock compensation plans	—	18	—	—	18
Net loss	—	—	(6,160)	—	(6,160)
Other comprehensive loss	—	—	—	(1,399)	(1,399)
Balance, September 30, 2017	$956	$744,863	$(810,479)	$7,920	$(56,740)

Balance, December 31, 2015	$928	$744,575	$(809,532)	$1,436	$(62,593)
Compensation recognized under stock compensation plans	—	288	—	—	288
Net income	—	—	875	—	875
Other comprehensive income	—	—	—	4,208	4,208
Balance, September 30, 2016	$928	$744,863	$(808,657)	$5,644	$(57,222)

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(6,160)	$875
Net income (loss) from discontinued operations	895	(77)
Net income (loss) from continuing operations	(7,055)	952
Adjustments to reconcile net income (loss) to net used in operating activities:
Accretion of marketable securities	58	25
Amortization of intangible assets	198	—
Adjustments to and amortization of deferred debt issuance costs and senior debt premium	—	(2,447)
Realized gain on sale of marketable securities	(137)	(100)
Compensation recognized under stock compensation plans	18	264
Changes in:
Accounts receivable	177	—
Accrued professional fees payable	2,889	40
Accrued compensation and benefits payable	(99)	(216)
Accrued interest payable	(2,930)	1,978
Due from discontinued operations	—	(30)
Other current assets and liabilities, net	255	510
Other noncurrent assets and liabilities, net	297	15
Net cash provided by (used in) operating activities of continuing operations	(6,329)	991
Net cash provided by (used in) operating activities of discontinued operations	895	(1,919)
Net cash used in operating activities	(5,434)	(928)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	26,847	17,697
Purchase of business, net of cash received	(23,337)	—
Proceeds from paydowns of notes receivable	—	21
Proceeds from sale of subsidiary, net	—	7,643
Purchases of available-for-sale securities	—	(12,707)
Proceeds from restricted cash	—	368
Net cash provided by investing activities of continuing operations	3,510	13,022
Net cash used in investing activities of discontinued operations	—	(159)
Net cash provided by investing activities	3,510	12,863

Cash flows from financing activities:
Paydowns of long-term debt	(70)	—
Cash payments for contributions of capital to discontinued operations	—	(205)
Net cash used in financing activities of continuing operations	(70)	(205)
Net cash provided by financing activities of discontinued operations	—	205
Net cash used in financing activities	(70)	—

Cash and cash equivalents:
Net increase (decrease)	(1,994)	11,935
Beginning of period	4,805	3,178
End of period	$2,811	$15,113

	For the Nine Months Ended September 30,
	2017	2016
Supplemental disclosure of cash flow information. Cash paid for:
Reorganization items	$3,567	$426
Income taxes, net	$—	$(12)
Supplemental disclosure of financing and investing activities:
Assets acquired and liabilities assumed in connection with purchase of business:
Cash and cash equivalents	$246	$—
Accounts receivable	7,465	—
Other current assets	59	—
Property and equipment	581	—
Intangible assets	8,669	—
Goodwill	12,029	—
Accrued compensation and benefits	(4,751)	—
Long-term debt, including current portion of $426	(684)	—
Other current liabilities	(31)	—
Purchase price	$23,583	$—
See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the period ended September 30, 2017 (unaudited)

Note 1. Financial Statement Presentation

Description of Operations – Novation Companies, Inc. and its subsidiaries (the “Company,” “Novation,” “we,” or “us”), through Healthcare Staffing, Inc. ("HCS"), our wholly-owned subsidiary acquired on July 27, 2017, provides outsourced health care staffing and related services in the State of Georgia. We also own a portfolio of mortgage securities which generate earnings to support on-going financial obligations. Our common stock, par value $0.01 per share, is traded on the OTC Pink marketplace of the OTC Markets Group, Inc. under the symbol “NOVC”.

Liquidity and Going Concern – During the nine months ended September 30, 2017, the Company incurred a net loss of $6.2 million and generated negative operating cashflow of $5.4 million. As of September 30, 2017, the Company had an overall shareholders deficit of $56.7 million. As of September 30, 2017, the Company had an aggregate of $2.8 million in cash and total liabilities of $96.7 million. Of the $2.8 million in cash, $1.3 million is held by the Company's subsidiary NovaStar Mortgage LLC ("NMLLC"), which has filed a Chapter 11 plan of reorganization that remains subject to court approval. Therefore, this cash is not available to pay general creditors for any entity other than those of NMLLC. As of February 23, 2018, total cash has been reduced to $1.0 million, substantially all of which is NMLLC cash. The reduction in cash is due primarily to the payment of outstanding professional fees and other operating expenses. As of February 23, 2018, total liabilities are approximately $95.9 million and the upcoming interest payment on long-term debt is $1.0 million. These factors lead to substantial doubt about the Company's ability to continue as a going concern within one year after the date that these financial statements are issued.

Because of recent rulings in the bankruptcy proceedings for NMLLC, the cash flow from the investments held by NMLLC are unavailable to pay Novation obligations. In addition, subsequent to 2017 a significant customer of HCS declined to renew its contract with HCS. As a result, the Company's cash position is not forecasted to be sufficient to cover current and on-going obligations within one year from February 26, 2018.

Management is exploring its options to mitigate the conditions or events that raise substantial doubt. The Company is evaluating whether it can liquidate investments, raise capital or renegotiate terms of its borrowing arrangements in order to meet its financial obligations, but at this time no formal plans exist. As a result, we have not been able to alleviate the substantial doubt about our ability to continue as a going concern.

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

Reorganization items, net, in the condensed consolidated statements of operations and comprehensive income (loss) as detailed further in Note 2 represent adjustments, expenses, realized gains and losses and provision for losses directly associated with the reorganization or restructuring of the Company.

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

The following are significant accounting policies adopted in the three and nine month periods ended September 30, 2017.

Accounts and Unbilled Receivables – Accounts receivable are uncollateralized customer obligations due under normal trade terms. Customer account balances not paid within contract terms are considered delinquent. Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company maintains an allowance for potential losses primarily based upon management's analysis of delinquent accounts, routine assessment of its customers' financial condition, and any other known factors impacting collectability, including disputed amounts. When management has exhausted all collection efforts, amounts deemed uncollectible are written off. Recoveries of previously written off accounts receivable are recognized in the period in which they are received. The ultimate amount of accounts receivable that becomes uncollectible could differ from management's estimate. As of September 30, 2017, management has determined no allowance for doubtful accounts is necessary. Unbilled receivables included in accounts receivable totaled $2.6 million as of September 30, 2017, which represent services performed by HCS employees for which a customer has yet to be invoiced.

Goodwill and Indefinite-Lived Intangible Assets – Goodwill and trademarks are assessed annually to determine whether their carrying value exceeds their fair value. In addition, they are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. If we determine the fair value of goodwill or trademarks is less than their carrying value, an impairment loss is recognized. Impairment losses, if any, are reflected in operating income or loss in the period incurred. The Company performs its annual tests of goodwill and trademarks during the second quarter of each fiscal year.

Impairment of Long-Lived Intangible Assets with Finite Lives – Long-lived intangible assets held and used by us which have finite lives are assessed for impairment whenever an event or change in circumstances indicates that the carrying value of the asset may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. An impairment loss is measured by comparing the fair value of the asset to its carrying value. If we determine the fair value of an asset is less than the carrying value, an impairment loss is incurred. Impairment losses, if any, are reflected in operating income or loss in the period incurred. We did not record any impairment charges related to long-lived assets with finite lives during 2017 or 2016.

Revenue and Cost Recognition – The Company recognizes revenue when there is persuasive evidence of an arrangement, the service has been provided to the customer, fees for services are fixed or determinable and collectability is reasonably assured. HCS's revenue is generated from time and material contracts where there is a signed agreement in place that specifies the fixed hourly rate and other reimbursable costs to be billed based on direct labor hours incurred. Revenue is recognized on these contracts based on direct labor hours and reimbursable costs incurred.

Note 2. Reorganization

On July 20, 2016, (the "Bankruptcy Petition Date"), Novation and three of its subsidiaries, NMLLC, NovaStar Mortgage Funding Corporation and 2114 Central LLC (collectively, the “Debtors”), filed voluntary petitions (the "Bankruptcy Petitions") for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland (the "Bankruptcy Court"). The Company and one of its subsidiaries subsequently filed with the Bankruptcy Court, and amended, a plan of reorganization for the resolution of the outstanding claims against and interests pursuant to Section 1121(a) of the Bankruptcy Code (as amended and supplemented, the “Plan”) and a related disclosure statement. The Bankruptcy Court entered an order on June 12, 2017 confirming the Plan (the “Confirmation Order”) solely with respect to the Company, which provided that the effective date of the Plan will occur when all conditions precedent to effectiveness, as set forth in the Plan, have been satisfied or waived.

Two of the conditions to the effectiveness of the Plan were (i) the closing of the Company’s acquisition (the “HCS Acquisition”) of all of the capital stock of HCS as discussed in Note 3 and (ii) the restructuring (the “Note Refinancing”) of the Company’s outstanding Series 1 Notes, Series 2 Notes and Series 3 Notes (collectively, the “2011 Notes”), held by Taberna Preferred Funding I, Ltd. (“Taberna I”), Taberna Preferred Funding II, Ltd. (“Taberna II”) and Kodiak CDO I, Ltd. (“Kodiak” and, together with Taberna I and Taberna II, the “Noteholders”), issued pursuant to three Indentures, each dated as of March 22, 2011 (the “Indentures”), between the Company and The Bank of New York Mellon Trust Company, National Association. The HCS Acquisition and the Note Refinancing were completed on July 27, 2017, and are discussed in Note 3 and Note 5, respectively.

On July 27, 2017, upon the completion of the HCS Acquisition and the Note Refinancing, and the satisfaction or waiver of all other conditions precedent to effectiveness, the effective date of the Plan occurred and the Company filed a Notice of Occurrence of Effective Date of the Plan with the Bankruptcy Court. Under the Plan, holders of existing equity interests in the Company (i.e., the common stock) retained their interests.

On September 25, 2017, the bankruptcy case of 2114 Central, LLC was dismissed by order of the Bankruptcy Court. Thereafter, on December 22, 2017, NMLLC filed with the Bankruptcy Court a Chapter 11 plan of reorganization, and on December 26, 2017 filed a related disclosure statement. The Bankruptcy Court entered an order on February 16, 2018 approving the disclosure statement, as revised. The Bankruptcy Court will conduct a hearing on April 4, 2018 to consider confirmation of NMLLC’s plan of reorganization.

We incurred significant costs associated with our reorganization and the Chapter 11 proceedings. These costs, which are being expensed as incurred, include (in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2017	2016	2017	2016
Professional fees	$(3,842)	$(763)	$(826)	$(763)
Adjustments to deferred debt issuance costs and senior debt premium	—	2,399	—	2,399
Adjustments to other liabilities for claims made or rejected contracts	(87)	(293)	(68)	(293)
Other	(29)	(17)	(8)	(17)
Reorganization items, net	$(3,958)	$1,326	$(902)	$1,326

Subsequent to September 30, 2017, the Company's professionals involved with the Plan agreed to provide discounts on their fees aggregating $0.6 million. These discounts were recorded during the fourth quarter of 2017 at the time the discount agreements with the professionals were made.

Note 3. Acquisition and Divestiture

Acquisition of Healthcare Staffing, Inc. — On February 1, 2017, the Company entered into a Stock Purchase Agreement (the “HCS Purchase Agreement”) with Novation Holding, Inc., a wholly-owned subsidiary of the Company (“NHI”), HCS and Butler America, LLC, the owner of HCS (“Butler” and, together with HCS, the “Seller Parties”). Pursuant to the HCS Purchase Agreement, NHI agreed to purchase from Butler all of the outstanding capital stock of HCS for $24.0 million in cash, subject to terms and conditions as provided therein, including but not limited to the Company’s receipt of bankruptcy court approval for the HCS Acquisition in its Chapter 11 case. The purchase price is subject to a potential working capital adjustment, based on HCS having $5.0 million of working capital at closing.

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

The net purchase price was allocated as follows (in thousands):

Cash	$246
Accounts receivable	7,465
Other assets	59
Property and equipment	581
Intangible assets:
Customer relationships	6,895
Tradename	1,147
Non-compete	627
Goodwill	12,029
Accrued compensation and benefits	(4,751)
Long-term debt, including current portion of $426	(684)
Other current liabilities	(31)
Net assets acquired	$23,583

The purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed at their estimated fair values as of the acquisition date. The fair value measurements of the assets acquired and liabilities assumed were based on valuations involving significant unobservable inputs, or Level 3 in the valuation hierarchy. The allocation of the purchase price above to the assets and liabilities are based on our preliminary assessment and is subject to further review pending the completion of an appraisal of certain assets and liabilities acquired.

The gross contractual amount of accounts receivable is $7.4 million, which approximates fair value. Goodwill and trademarks are considered indefinite-lived assets and are not subject to future amortization, but will be tested for impairment at least annually. Goodwill is comprised primarily of processes for services and knowhow, assembled workforces and other intangible assets that do not qualify for separate recognition. The full amount of goodwill is expected to be deductible for tax purposes. The amortization period for the intangibles for customer relationships and the non-compete agreement are seven and three years, respectively.

HCS’s results are included in our consolidated statement of operations since July 26, 2017. The following unaudited pro forma financial information presents the combined results of HCS and Novation (in thousands) as if the HCS Acquisition had occurred on January 1, 2016. The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations actually would have been or what results may be expected in the future.

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2017	2016	2017	2016
Service fee income	$47,061	$39,902	$18,229	$14,089
Income (loss) from continuing operations	$(4,442)	$1,848	$335	$3,083
Net income (loss)	$(3,561)	$1,790	$210	$2,883

Basic and diluted earnings per share:
Net income (loss) from continuing operations	$(0.05)	$0.02	$—	$0.03
Net income (loss)	$(0.04)	$0.02	$—	$0.03

Included in general and administrative expenses, primarily during 2017, are approximately $1.2 million in fees associated with the HCS Acquisition, including $0.9 million in investment advisor fees. Included in general and administrative expenses for the three and nine months ended September 30, 2017 is $0.2 million in amortization of the customer relationship and non-compete intangible assets.

Sale of Corvisa LLC — Subject to the terms and conditions of the Membership Interest Purchase Agreement, dated as of December 21, 2015, by and among the Company, Corvisa Services, LLC and ShoreTel, Inc. ("ShoreTel"), ShoreTel agreed to purchase 100% of the membership interests of Corvisa LLC, at the time a wholly-owned subsidiary of the Company. The sale closed on January 6, 2016. During the first quarter of 2017, the Company received $1.0 million from the release of the indemnification escrow which was recorded as a gain and included in discontinued operations during the nine month period ended September 30, 2017.

Results of Discontinued Operations — The results of the Company's discontinued operations are summarized below (in thousands):

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2017	2016	2017	2016
Recognition of gain upon release of indemnification escrow	$1,020	$—	$—	$—
Expenses related to discontinued operations	(125)	(77)	(125)	—
Income (loss) from discontinued operations, net of income taxes	$895	$(77)	$(125)	$—

The assets and liabilities of discontinued operations are not material.

Note 4. Marketable Securities

The Company's portfolio of available-for-sale securities includes (in thousands):

		Gross Unrealized		Estimated Fair Value
	Amortized Cost	Gains	Losses
As of September 30, 2017 (unaudited)
Marketable securities, current
Mortgage securities	$398	$7,922	$—	$8,320
Equity securities	3	—	(2)	1
Total	$401	$7,922	$(2)	$8,321

As of December 31, 2016
Marketable securities, current
Mortgage securities	$450	$9,341	$—	$9,791
Equity securities	112	47	(7)	152
Total	$562	$9,388	$(7)	$9,943

Marketable securities, non-current
Agency mortgage-backed securities	$26,607	$—	$(62)	$26,545

During 2017, the Company's entire portfolio of agency mortgage-backed securities was sold. Proceeds from the sale were $25.2 million and a gain of $79 thousand recognized, included in Other Income in the Company's condensed consolidated statements of operations and comprehensive income (loss).

Prior to 2016, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. As a result of those activities, the Company holds mortgage securities that continue to be a source of its earnings and cash flow. As of September 30, 2017 and December 31, 2016, these mortgage securities consisted entirely of the Company's investment in the residual securities issued by securitization trusts sponsored by the Company. Residual securities consist of interest-only, prepayment penalty and overcollateralization bonds. There were no other-than-temporary impairments relating to available-for-sale securities for the three and nine months ended September 30, 2017. Maturities of retained mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments. See Note 7 for details on the Company's fair value methodology.

The following table relates to the securitizations where the Company retained an interest in the assets issued by the securitization trust (in thousands):

	Size/Principal Outstanding (A)	Assets on Balance Sheet (B)	Liabilities on Balance Sheet	Maximum Exposure to Loss(B)	Year to Date Loss on Sale	Year to Date Cash Flows (C)
September 30, 2017	$2,904,061	$8,320	$—	$8,320	$—	$2,286
December 31, 2016	3,185,270	9,943	—	9,943	—	5,135

(A)	Size/Principal Outstanding is the aggregate principal of the underlying assets held by the securitization trusts.

(B)
Assets on Balance Sheet and Maximum Exposure to Loss is the estimated fair value of securities issued by the entity and recorded as marketable securities, current in the condensed consolidated balance sheets.

(C)	Year to date cash flows are for the nine months ended September 30, 2017 and year ended December 31, 2016.

Note 5. Long-term Debt

Note Refinancing and 2017 Notes — Prior to the third quarter of 2017, the Company had outstanding three series of unsecured 2011 Notes pursuant to three separate “Indentures” with an aggregate principal balance of $85.9 million. On July 27, 2017, the Company entered into a Senior Secured Note Purchase Agreement, dated as of the same date (the “Note Purchase Agreement”), with NHI and HCS as guarantors (together with the Company, collectively, the “Credit Parties”), the Noteholders and Wilmington Savings Fund Society, FSB, as collateral agent for the benefit of the Noteholders, to refinance $85,937,500 of principal indebtedness of the Company under the 2011 Notes. Pursuant to the Note Purchase Agreement, the Noteholders exchanged their 2011 Notes for new notes from the Company in the same aggregate principal amount (collectively, the “2017 Notes”) on the terms and conditions set forth therein.

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

Property Financing – HCS financed the acquisition of property used in its operations under two separate financing agreements. The total amount financed under the agreements was $1.3 million at an aggregate nominal interest rate of 4.1%. The total amount outstanding under these loans was $0.7 million as of September 30, 2017 of which $0.4 million was current and is included in other current liabilities.

Note 6. Commitments and Contingencies

Contingencies — Prior to 2016, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. The Company has received indemnification and loan repurchase demands with respect to alleged violations of representations and warranties (“defects”) and with respect to other alleged misrepresentations and contractual commitments made in loan sale and securitization agreements. These demands have been received substantially beginning in 2006 and have continued into recent years. Prior to the Company ceasing the origination of loans in its mortgage lending business, it sold loans to securitization trusts and other third parties and agreed to repurchase loans with material defects and to otherwise indemnify parties to these transactions. Beginning in 1997 and ending in 2007, affiliates of the Company sold loans to securitization trusts and third parties with the potential of such obligations. The aggregate original principal balance of these loans was $43.1 billion at the time of sale or securitization. The remaining principal balance of these loans is not available as these loans are serviced by third parties and may have been refinanced, sold or liquidated. Claims to repurchase loans or to indemnify under securitization documents have not been acknowledged as valid by the Company. In some cases, claims were made against affiliates of the Company that have ceased operations and have no or limited assets. The Company has not repurchased any loans or made any such indemnification payments since 2010.

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

Pending Litigation — The Company is a party to various legal proceedings. Except as set forth below, these proceedings are of an ordinary and routine nature. Any legal fees associated with these proceedings are expensed as incurred.

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

On February 28, 2013 the Federal Housing Finance Agency, as conservator for the Federal Home Loan Mortgage Corporation (Freddie Mac) and on behalf of the Trustee of the NovaStar Mortgage Funding Trust, Series 2007-1 (the “Trust”), a securitization trust in which the Company retains a residual interest, filed a summons with notice in the Supreme Court of the State of New York, County of New York against the Company and NMI. The notice provides that this is a breach of contract action with respect to certain, unspecified mortgage loans and defendant's failure to repurchase such loans under the applicable agreements. Plaintiff alleges that defendants, from the closing date of the transaction that created the Trust, were aware of the breach of the representations and warranties made and failed to notice and cure such breaches, and due to the failure of defendants to cure any breach, notice to defendants would have been futile. The summons with notice was not served until June 28, 2013. By letter dated June 24, 2013, the Trustee of the Trust forwarded a notice from Freddie Mac alleging breaches of representations and warranties with respect to 43 loans, as more fully set forth in included documentation. The 43 loans had an aggregate, original principal balance of about $6.5 million. On August 19, 2013, Deutsche Bank National Trust Company, as Trustee, filed a complaint identifying alleged breaches of representations and warranties with respect to seven loans that were included in the earlier list of 43 loans. Plaintiff also generally alleged a trust-wide breach of representations and warranties by defendants with respect to loans sold and transferred to the trust. Plaintiff seeks specific performance of repurchase obligations; compensatory, consequential, recessionary and equitable damages for breach of contract; specific performance and damages for anticipatory breach of contract; indemnification (indemnification against NMI only) and damages for breach of the implied covenant of good faith and fair dealing. On October 9, 2013, the Company and NMI filed a motion to dismiss plaintiff’s complaint. This motion to dismiss was withdrawn after plaintiff filed an amended complaint on January 28, 2014, and on March 4, 2014 the Company and NMI filed a motion to dismiss the amended complaint. By a Decision/Order dated November 30, 2017, the court granted in part and denied in part the motion to dismiss the amended complaint. The court dismissed all claims except for plaintiff’s claim for damages for breach of contract, to the extent that claim is based on the Company’s and NMI’s alleged failure to notify plaintiff of allegedly defective loans, and plaintiff’s claim for indemnification. The court denied the motion to dismiss these claims without prejudice to the Company’s and NMI’s right to file a new motion to dismiss in conformity with procedures to be established in coordinated proceedings before the court addressing similar claims against numerous defendants. Given the stage of the litigation, the Company cannot provide an estimate of the range of any loss. The Company believes that it has meritorious defenses to the case and expects to defend the case vigorously.

Note 7. Fair Value Accounting

Fair Value Measurements

The Company's valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1 - Valuations based on quoted prices in active markets for identical assets and liabilities.

•	Level 2 - Valuations based on observable inputs in active markets for similar assets and liabilities for substantially the full term of the asset or liability.

•	Level 3 - Valuations based on significant unobservable inputs that are supported by little or no market activity, such as discounted cash flow methodologies based on internal cash flow forecasts.

The Company's assets and liabilities, which are measured at fair value on a recurring basis, include (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017 (unaudited)
Marketable securities, current	$8,321	$1		$—	$8,320

December 31, 2016
Marketable securities, current	$9,943	$152	—	$—	$9,791
Marketable securities, non-current:	26,545	26,545		—	—
Total	$36,488	$26,697		$—	$9,791

See Note 4 for risk categories for the Company's marketable securities.

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

Mortgage securities - available-for-sale. The Company's mortgage securities include traditional agency mortgage-backed securities, with valuations based on quoted prices in active markets for identical assets (Level 1). Additionally, mortgage securities include investments that were retained during the Company's lending and securitization process, conducted prior to 2016. For the retained mortgage securities, the Company maintains the right to receive excess interest and other cash flow generated through the mortgage loan securitization vehicle. The Company receives the difference between the interest on the mortgage loans and the interest paid to the securitization bondholders. The Company also owns overcollateralization ("OC") classes of various securitization trusts. These OC bonds represent the difference in the principal of the underlying mortgage loans compared to the bonds sold to third parties. This extra collateral serves as a cushion for losses that have and may occur in the underlying mortgage pool. The OC bonds may receive cash if and when it is determined that actual losses are less than expectations. As of September 30, 2017, the aggregate overcollateralization was approximately $29.9 million. The timing and amount of cash to be generated by the OC bonds is contingent upon the performance of the underlying mortgage loan collateral.

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

The critical assumptions used in estimating the value of the mortgage securities include market interest rates, rate and severity of default, prepayment speeds and how long the security will continue to provide cash flow. To determine the assumptions, the
Company and its independent valuation specialist rely primarily on historical results mortgage loan performance and appropriate general economic indicators. The Company continuously reviews the assumptions used and monitors the efforts of the independent valuation specialist. As a result of this review during the year ended December 31, 2016, the Company and its independent valuation specialist revised key assumptions, leading to an increase in the expected cash flow and estimated value of these securities. The significant unobservable inputs used in preparing the fair value estimates are:

	September 30, 2017	December 31, 2016
Weighted average:
Loss severity	62.1%	49.6%
Default rate	2.0%	2.1%
Prepayment speed	13.5%	9.8%
Servicer's optional redemption date	None	None

The following table provides a reconciliation of the beginning and ending balances for the Company's retained mortgage securities – available-for-sale, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	For the Nine Months Ended September 30,
	2017	2016
Balance, beginning of period	$9,791	$2,011
Increases (decreases) to mortgage securities – available-for-sale:
Proceeds from paydowns of securities (A)	(52)	(84)
Market value adjustment	(1,419)	(428)
Net decrease to mortgage securities – available-for-sale	(1,471)	(512)
Balance, end of period	$8,320	$1,499
(A) Cash received on mortgage securities with no cost basis was $2.3 million and $3.3 million for the nine months ended September 30, 2017 and 2016, respectively.

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

The estimated fair values of the Company's financial instruments are (in thousands):

	As of September 30, 2017 (unaudited)		As of December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Marketable securities	$8,321	$8,321	$36,488	$36,488
Financial liabilities:
Senior notes	$85,938	$22,565	$85,937	$23,349

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

Senior Notes. The fair value is estimated by discounting future projected cash flows using a discount rate commensurate with the risks involved. The interest rate on the senior notes is three-month LIBOR plus 3.5% per annum until maturity in March 2033. The three-month LIBOR used in the analysis was projected using a forward interest rate curve.

Note 8. Income Taxes

Prior to 2016, the Company determined that it was no longer more likely than not that it will recognize a portion of its deferred tax assets. Therefore, as of September 30, 2017 and December 31, 2016, the Company maintained a full valuation allowance against its net deferred tax assets of $294.6 million and $292.2 million, respectively. The Company's determination of the extent to which its deferred tax assets will be realized requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods. Because of the full valuation allowance, the Company's effective tax rate is expected to be near 0% and therefore the consolidated income tax expense is not material for any period presented.

As of September 30, 2017 and December 31, 2016, the total gross amount of unrecognized tax benefits was $0.3 million. This amount also represents the total amount of unrecognized tax benefits that would impact the effective tax rate in the respective periods. The Company does not anticipate a material reduction of the unrecognized tax benefits due to the lapse of the related statute of limitations in the next twelve months.

Note 9. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options and nonvested shares.

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) from continuing operations	$(7,055)	$952	$(2,233)	$2,445
Net income (loss) from discontinued operations	895	(77)	(125)	—
Net income (loss) available to common shareholders	$(6,160)	$875	$(2,358)	$2,445

Denominator:
Weighted average common shares outstanding – basic	92,788,107	91,345,504	92,806,846	92,180,484

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	92,788,107	91,345,504	92,806,846	92,180,484
Stock options	—	—	—	—
Nonvested shares	—	840,014	—	284,627
Weighted average common shares outstanding – dilutive	92,788,107	92,185,518	92,806,846	92,465,111

Basic earnings (loss) per share:
Net income (loss) from continuing operations	$(0.08)	$0.01	$(0.02)	$0.03
Net income (loss) from discontinued operations	0.01	—	—	—
Net income (loss) available to common shareholders	$(0.07)	$0.01	$(0.02)	$0.03

Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$(0.08)	$0.01	$(0.02)	$0.03
Net income (loss) from discontinued operations	0.01	—	—	—
Net income (loss) available to common shareholders	$(0.07)	$0.01	$(0.02)	$0.03

Options to purchase shares of common stock were outstanding during each period as presented below (in thousands, except exercise prices), but were not included in the computation of diluted earnings per share because the calculated number of shares assumed to be repurchased was greater than the number of shares to be obtained upon exercise, therefore, the effect would be anti-dilutive.

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2017	2016	2017	2016
Number of stock options	1,869	4,613	1,869	4,443
Weighted average exercise price of stock options	$0.89	$0.70	$0.89	$0.70

There have been no options granted during 2016 or 2017. As of September 30, 2017 and 2016, the Company had 2.8 million and 1.5 million nonvested shares outstanding, respectively. These shares, on weighted-average basis, are not included in the calculation of earnings per share for the nine and three month periods ended September 30, 2017 as they are anti-dilutive.

Note 10. Subsequent Event

Revolving Credit Agreement — On November 17, 2017, HCS entered into a Revolving Credit and Security Agreement, dated as of the same date (the “FNCC Credit Agreement”), with Federal National Payables, Inc. (d/b/a Federal National Commercial Credit) (“FNCC”) providing HCS with a line of credit of up to $5,000,000. Availability under the FNCC Credit Agreement is based on a formula tied to HCS’s eligible accounts receivable, and borrowings under the FNCC Credit Agreement bear interest at the prime rate plus 1.25%. The FNCC Credit Agreement also provides for customary origination and collateral monitoring fees payable to FNCC during its term. The initial term of the FNCC Credit Agreement expires on November 17, 2018, but it will be renewed automatically for consecutive one-year terms thereafter unless the FNCC Credit Agreement is terminated pursuant to its terms. The obligations of HCS under the FNCC Credit Agreement are secured by HCS’s inventory and accounts receivable.

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

In connection with the FNCC Credit Agreement, the Company executed a guaranty in favor of FNCC guaranteeing all of HCS’s obligations under the FNCC Credit Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this report regarding Novation Companies, Inc. and its business that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are those that predict or describe future events, do not relate solely to historical matters and include statements regarding management's beliefs, estimates, projections, and assumptions with respect to, among other things, our future operations, business plans and strategies, as well as industry and market conditions, all of which are subject to change at any time without notice. Words such as “believe,” “expect,” “anticipate,” “promise,” “plan,” and other expressions or words of similar meanings, as well as future or conditional auxiliary verbs such as “would,” “should,” “could,” or “may” are generally intended to identify forward-looking statements. Risks, uncertainties, contingencies, and developments, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and those identified in “Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as amended (the "2016 Form 10-K"), could cause our future operating results to differ materially from those set forth in any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

Corporate Overview

Novation Companies, Inc. and its subsidiaries (the “Company,” ”Novation," “we,” “us,” or "our"), through our wholly-owned subsidiary Healthcare Staffing, Inc. ("HCS") acquired on July 27, 2017, provides outsourced health care staffing and related services in the State of Georgia. We also own a portfolio of mortgage securities which generate earnings to support on-going financial obligations. Our common stock, par value $0.01 per share, is traded on the OTC Pink marketplace of the OTC Markets Group, Inc. under the symbol “NOVC”.

Emergence from Bankruptcy. On July 20, 2016 (the “Bankruptcy Petition Date”), Novation and three of its subsidiaries, NovaStar Mortgage LLC (“NMLLC”), NovaStar Mortgage Funding Corporation and 2114 Central LLC (the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland (the “Bankruptcy Court”). The Company and one of its subsidiaries subsequently filed with the Bankruptcy Court and amended a plan of reorganization (the “Plan”) and a related disclosure statement. The Bankruptcy Court entered an order on June 12, 2017 confirming the Plan (the “Confirmation Order”) solely with respect to the Company. On July 27, 2017, upon the completion of the HCS Acquisition and the Note Refinancing (each as defined below), and the satisfaction or waiver of all other conditions precedent to effectiveness, the effective date of the Plan occurred and the Company filed a Notice of Occurrence of Effective Date of the Plan with the Bankruptcy Court. Under the Plan, holders of existing equity interests in the Company (i.e., the common stock) retain their interests.

On September 25, 2017, the bankruptcy case of 2114 Central, LLC was dismissed by order of the Bankruptcy Court.
Thereafter, on December 22, 2017, NMLLC filed with the Bankruptcy Court a Chapter 11 plan of reorganization, and on
December 26, 2017 filed a related disclosure statement. The Bankruptcy Court entered an order on February 16, 2018 approving the disclosure statement, as revised. The Bankruptcy Court will conduct a hearing on April 4, 2018 to consider confirmation of NMLLC’s plan of reorganization.

Acquisition of Healthcare Staffing, Inc. On July 27, 2017, the Company acquired all of the outstanding capital stock of HCS from Butler America, LLC (“Butler”) for approximately $24.0 million in cash (the “HCS Acquisition”), pursuant to the terms and conditions of a Stock Purchase Agreement, dated as of February 1, 2017 (as amended, the “HCS Purchase Agreement”), by and among the Company, Novation Holding, Inc., a wholly-owned subsidiary of the Company (“NHI”), HCS and Butler. The purchase price is subject to adjustment as provided in the HCS Purchase Agreement. See Note 3 to the condensed consolidated financial statements for additional information regarding the HCS Acquisition. The operations of HCS are the Company’s primary operations.

Note Refinancing. On July 27, 2017, the Company entered into a Senior Secured Note Purchase Agreement, dated as of the same date (the “Note Purchase Agreement”), with NHI and HCS as guarantors (together with the Company, collectively, the “Credit Parties”), Taberna Preferred Funding I, Ltd. (“Taberna I”), Taberna Preferred Funding II, Ltd. (“Taberna II”) and Kodiak CDO I, Ltd. (“Kodiak” and, together with Taberna I and Taberna II, the “Noteholders”) and Wilmington Savings Fund Society, FSB, as collateral agent for the benefit of the Noteholders, to refinance $85,937,500 of principal indebtedness of the Company under the Company’s senior notes (collectively, the “2011 Notes”) held by the Noteholders, issued pursuant to three Indentures, each dated as of March 22, 2011 (the “Note Refinancing”). Pursuant to the Note Purchase Agreement, the Noteholders exchanged their 2011 Notes for new notes from the Company in the same aggregate principal amount (collectively, the “2017 Notes”) on the terms and conditions set forth therein. The unpaid principal amounts of the 2017 Notes bear interest at a variable rate equal to LIBOR plus 3.5% per annum, payable quarterly in arrears until maturity on March 30, 2033. The 2017 Notes generally rank senior in right of payment to any existing or future subordinated indebtedness of the Credit Parties. See Note 5 to the condensed consolidated financial statements for additional information regarding the Note Refinancing.

Financial Highlights and Key Performance Metrics. The following key performance metrics (in thousands, except per share amounts) are derived from our condensed consolidated financial statements for the periods presented and should be read in conjunction with the more detailed information therein and with the disclosure included in this report under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$2,811	$4,805
Marketable securities	8,321	36,488

	For the Nine Months Ended September 30,
	2017	2016
Net income (loss) available to common shareholders, per diluted share	$(0.07)	$0.01

Critical Accounting Policies
In our 2016 Form 10-K, we disclose critical accounting policies that require management to use significant judgment or that require significant estimates. Management regularly reviews the selection and application of our critical accounting policies. See Note 1 to the condensed consolidated financial statements for a discussion of certain significant accounting policies.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2017 as Compared to September 30, 2016

Service Fee Income and Cost of Services
HCS delivers outsourced full-time and part-time employees primarily to Community Service Boards (“CSBs”), quasi state organizations that provide behavioral health services at facilities across Georgia including mental health services, developmental disabilities programs and substance abuse treatments. The State of Georgia has a total of 25 CSBs. Each CSB has a number of facilities, including crisis centers, outpatient centers and 24-hour group homes that require a broad range of employees, such as registered nurses, social workers, house parents and supervisors. The CSB market in Georgia is large and growing steadily, as the demand for the services provided by the CSBs continues to grow. In addition to providing outsourced employees to CSBs, HCS also provides healthcare outsourcing and staffing services to hospitals, schools and a variety of privately owned businesses. The services and positions provided to non CSB clients are similar to the ones provided to CSB clients. The service fee income and costs of services in the condensed consolidated statement of operations and comprehensive income (loss) for the nine month period ended September 30, 2017 are from the operations of HCS.

Future service fee income will be driven by the number customers and the volume of associates employed by the CSB and outsourced to HCS. Customer contracts typically establish a fixed markup on the pay rate for the associates, therefore cost of services will generally fluctuate consistently with fee income. HCS offers a health and welfare benefit plan to its associates. The cost of this benefit is passed through to customers plus a small markup to cover cost of administration.

General and Administrative
General and administrative expenses consist of salaries, office costs, legal and professional expenses and other customary costs of corporate administration. The large increase in these expenses results from the HCS Acquisition and the combination of HCS's expenses with those of Novation. For the three and nine months ended September 30, 2017, $1.4 million of the total general and administrative expenses were incurred by HCS. Corporate-level general and administrative expenses for the three and nine months ended September 30, 2017 were $1.5 million and $3.3 million, respectively. Corporate-level general and administrative expenses for the three and nine months ended September 30, 2016 were $0.7 million and $3.6 million, respectively. The costs associated with the HCS Acquisition was the primary reason for the increase in corporate-level general and administrative expenses.

The future amount of corporate-level general and administrative expenses will depend largely on corporate activities, professional fees associated with those activities and staffing needs based on the evolving business strategy. For HCS, the amount of these expenses will depend on business growth.

Interest Income – Mortgage Securities
Interest income on our mortgage securities decreased to approximately $2.5 million during the nine months ended September 30, 2017 compared to $3.6 million during the nine months ended September 30, 2016. Similarly, interest income on our mortgage securities decreased to approximately $0.7 million during the three months ended September 30, 2017 compared to $1.4 million during the three months ended September 30, 2016. Fluctuations in the interest income received from our mortgage portfolio are typically due to factors beyond the Company's control, such as the performance of the underlying loan collateral, prepayment speeds, interest rates, etc.

Other Income
The Company uses available cash to acquire various equity and fixed income securities as part of its strategy to generate taxable earnings. Other income consists primarily of the interest, dividend, and other income received from these securities. Fluctuations in the income received from these securities results from the timing of purchases/sales and amounts of dividends and interest paid. Subsequent to the HCS Acquisition, the Company has significantly less available funds to invest. Therefore, for the foreseeable future, income related to investments is expected to be significantly lower than has been demonstrated through September 30, 2017.

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2017	2016	2017	2016
Dividends and interest income	$227	$1,336	$4	$565
Gains on sales of investments	137	100	59	—
Other income (expense)	1	13	(4)	(26)

Total	$365	$1,449	$59	$539

Reorganization items, net
The Company has incurred significant costs associated with our reorganization and the Chapter 11 proceedings, which are being expensed as incurred. These costs decreased significantly during the third quarter of 2017 as a result of the completion of the Company's reorganization efforts. Reorganization items were $3.9 million and $0.9 million for the nine and three months ended September 30, 2017, respectively, including primarily professional fees. See Note 2 to the condensed consolidated financial statements.

Interest Expense
Interest expense increased period over period, with the Company incurring $2.8 million and $1.9 million during the nine months ended September 30, 2017 and 2016, respectively. Similarly, interest expense increased during the three month periods ended September 30, 2017 and 2016 at $0.8 million and $0.2 million, respectively. The increase is due to an increase in LIBOR, as the underlying obligations pay interest at a variable rate based on 3-month LIBOR. See "Liquidity and Capital Resources" below and Note 5 to the condensed consolidated financial statements for additional information regarding the Company's borrowings.

Income Tax Expense
Because of the Company's significant net operating losses and full valuation allowance, the income tax expense was not material for any period presented and is not expected to be material for the foreseeable future.

Liquidity and Capital Resources
Liquidity and Going Concern – During the nine months ended September 30, 2017, the Company incurred a net loss of $6.2 million and generated negative operating cashflow of $5.4 million. As of September 30, 2017, the Company had an overall shareholders deficit of $56.7 million. As of September 30, 2017, the Company had an aggregate of $2.8 million in cash and total liabilities of $96.7 million. Of the $2.8 million in cash, $1.3 million is held by the Company’s subsidiary NMLLC, which has filed a Chapter 11 plan of reorganization that remains subject to court approval. Therefore, this cash is not available to pay general creditors for any entity other than those of NMLLC. As of February 23, 2018, total cash has been reduced to $1.0 million, substantially all of which is NMLLC cash. The reduction in cash is due primarily to the payment of outstanding professional fees and other operating expenses. As of February 23, 2018, total liabilities are approximately $95.9 million and the upcoming interest payment on long-term debt is $1.0 million. These factors lead to substantial doubt about the Company's ability to continue as a going concern within one year after the date that these financial statements are issued.

Because of recent rulings in the bankruptcy proceedings for NMLLC, the cash flow from the investments held by NMLLC are unavailable to pay Novation obligations. In addition, subsequent to 2017 a significant customer of HCS declined to renew its contract with HCS. As a result, the Company's cash position is not forecasted to be sufficient to cover current and on-going obligations within one year from February 26, 2018.

Management is exploring its options to mitigate the conditions or events that raise substantial doubt. The Company is evaluating whether it can liquidate investments, raise capital or renegotiate terms of its borrowing arrangements in order to meet its financial obligations, but at this time no formal plans exist. As a result, we have not been able to alleviate the substantial doubt about our ability to continue as a going concern.

Overview of Cash Flow for the Nine Months Ended September 30, 2017

The following table provides a summary of our operating, investing and financing cash flows as taken from our condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016.

	For the Nine Months Ended September 30,
	2017	2016
Consolidated Statements of Cash Flows:
Cash used in operating activities	$(5,434)	$(928)
Cash flows provided by investing activities	3,510	12,863
Cash flows used in financing activities	(70)	—

Operating Activities – The change in net cash flows from operating activities to $5.4 million during the nine months ended September 30, 2017 from a use of $0.9 million during the nine months ended September 30, 2016 was driven primarily by the Company's net loss and the payment of interest on the 2017 Notes and the Company's unpaid accounts payable and accrued expenses, primarily accrued professional fees.

Investing Activities – The increase in the net cash flows provided by investing activities is due primarily to proceeds from the sale of marketable securities less the investment by the Company in HCS.

Financing Activities – Cash flow used in financing activities includes the payments on the HCS long-term debt made since the acquisition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our executive chairman and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our executive chairman and chief financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures were not effective as of September 30, 2017, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations above and in Note 3 to our accompanying condensed consolidated financial statements, in July 2017, we acquired HCS, which now is our primary business activity. Prior to the acquisition, HCS was a privately-owned business with limited administrative and accounting resources, accounting software inappropriate for the size of the business and generally weak accounting processes, procedures and controls. Due to the lack of adequate processes, procedures and controls at HCS, management has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2017.

Remediation of Material Weakness

We are working to improve the processes, procedures and controls at HCS and remediate this material weakness. Since the acquisition of HCS in July 2017, we have implemented improvements in processes, procedures and controls and we will continue to do so. We are evaluating the accounting professionals at the Company and HCS and will determine if additional resources with relevant experience are needed. We will disclose in future periods the progress we have made in efforts to remediate this material weakness.

Changes in Internal Control Over Financial Reporting

As a result of the HCS acquisition and the generally weak controls at HCS discussed above, we determined that we have a material weakness in our disclosure controls and procedures. We are working to remediate this material weakness as discussed above.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In designing and operating a control system, one must consider the potential benefits of controls relative to their costs and the reality of limited resources available to allocate to control activities, particularly in smaller companies. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any control will meet its objectives under all potential future conditions. Because of such inherent limitations in any control system, there can be no absolute assurance that control issues, misstatements, and/or fraud will be prevented or detected.

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

On February 28, 2013 the Federal Housing Finance Agency, as conservator for the Federal Home Loan Mortgage Corporation
(Freddie Mac) and on behalf of the Trustee of the NovaStar Mortgage Funding Trust, Series 2007-1 (the “Trust”), a securitization trust in which the Company retains a residual interest, filed a summons with notice in the Supreme Court of the State of New
York, County of New York against the Company and NMI. The notice provides that this is a breach of contract action with respect to certain, unspecified mortgage loans and defendant's failure to repurchase such loans under the applicable agreements. Plaintiff alleges that defendants, from the closing date of the transaction that created the Trust, were aware of the breach of the representations and warranties made and failed to notice and cure such breaches, and due to the failure of defendants to cure any breach, notice to defendants would have been futile. The summons with notice was not served until June 28, 2013. By letter dated June 24, 2013, the Trustee of the Trust forwarded a notice from Freddie Mac alleging breaches of representations and warranties with respect to 43 loans, as more fully set forth in included documentation. The 43 loans had an aggregate, original principal balance of about $6.5 million. On August 19, 2013, Deutsche Bank National Trust Company, as Trustee, filed a complaint identifying alleged breaches of representations and warranties with respect to seven loans that were included in the earlier list of 43 loans. Plaintiff also generally alleged a trust-wide breach of representations and warranties by defendants with respect to loans sold and transferred to the trust. Plaintiff seeks specific performance of repurchase obligations; compensatory, consequential, recessionary and equitable damages for breach of contract; specific performance and damages for anticipatory breach of contract; indemnification (indemnification against NMI only) and damages for breach of the implied covenant of good faith and fair dealing. On October 9, 2013, the Company and NMI filed a motion to dismiss plaintiff’s complaint. This motion to dismiss was withdrawn after plaintiff filed an amended complaint on January 28, 2014, and on March 4, 2014 the Company and NMI filed a motion to dismiss the amended complaint. By a Decision/Order dated November 30, 2017, the court granted in part and denied in part the motion to dismiss the amended complaint. The court dismissed all claims except for plaintiff’s claim for damages for breach of contract, to the extent that claim is based on the Company’s and NMI’s alleged failure to notify plaintiff of allegedly defective loans, and plaintiff’s claim for indemnification. The court denied the motion to dismiss these claims without prejudice to the Company’s and NMI’s right to file a new motion to dismiss in conformity with procedures to be established in coordinated proceedings before the court addressing similar claims against numerous defendants. Given the stage of the litigation, the Company cannot provide an estimate of the range of any loss. The Company believes that it has meritorious defenses to the case and expects to defend the case vigorously.

See the "Corporate Overview" section of the MD&A and Note 2 to the condensed consolidated financial statements for a description of the Company’s Chapter 11 proceedings.

Item 1A. Risk Factors

The following risk factors supplement those included in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the
year ended December 31, 2016, as filed with the SEC on October 26, 2017.

We may be unable to continue as a going concern.

The Company's limited available cash and other liquid assets, in light of its outstanding liabilities, leads to substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements included in this Quarterly Report on Form 10-Q are issued. Management is exploring its options to mitigate the conditions or events that raise substantial doubt. The Company is evaluating whether it can liquidate investments, raise capital or renegotiate terms of its borrowing arrangements in order to meet its financial obligations, but at this time no formal plans exist. As a result, we have not been able to alleviate the substantial doubt about our ability to continue as a going concern.

We found material weaknesses in our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of September 30, 2017.

As disclosed in Part I, Item 4. Controls and Procedures of this Quarterly Report on Form 10-Q, our executive chairman and chief financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures were not effective as of September 30, 2017 due to the lack of adequate processes, procedures and controls at HCS. Our failure to successfully remediate these material weaknesses could cause us to fail to meet our reporting obligations and to produce timely and reliable financial information. Additionally, such failure could cause investors to lose confidence in our public disclosures, which could have a negative impact on our stock price. For a discussion of these material weaknesses and our remediation efforts, please see Part I, Item 4. Controls and Procedures of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None

Item 6. Exhibits

Exhibit No.	Description of Document
2.1	Closing Agreement, dated as of July 27, 2017, by and among Novation Companies, Inc., Novation Holding, Inc., Healthcare Staffing, Inc. and Butler America, LLC.
10.1
Senior Secured Note Purchase Agreement, dated as of July 27, 2017, among Novation Companies, Inc., Novation Holding, Inc., Healthcare Staffing, Inc., Taberna Preferred Funding I, Ltd., Taberna Preferred Funding II, Ltd., Kodiak CDO I, Ltd., and Wilmington Savings Fund Society, FSB.

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
101
The following financial information from Novation Companies, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Shareholders' Deficit for the three and nine months ended September 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVATION COMPANIES, INC.

DATE:	February 26, 2018	/s/ Jeffrey E. Eberwein
Jeffrey E. Eberwein, Executive Chairman
(Principal Executive Officer)

DATE:	February 26, 2018	/s/ Carolyn K. Campbell
Carolyn K. Campbell, Chief Financial Officer
(Principal Financial Officer)