Form 10-K
period 2017-12-31
NOVATION COMPANIES, INC.
filed 2018-04-10
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $8,117,000, based upon the closing sales price of the registrant’s common stock on that date ($0.14).

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of the registrant's common stock outstanding on April 9, 2018 was 96,007,321.

NOVATION COMPANIES, INC.
FORM 10-K
For the Fiscal Year ended December 31, 2017

PART I

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Novation,” the “Company,” “NOVC,” “we,” “us” and “our,” refer to Novation Companies, Inc. and its consolidated subsidiaries and their respective predecessors.

Forward-Looking Statements
Statements in this report regarding Novation and its business that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are those that predict or describe future events, do not relate solely to historical matters and include statements regarding management's beliefs, estimates, projections, and assumptions with respect to, among other things, our future operations, business plans and strategies, as well as industry and market conditions, all of which are subject to change at any time without notice. Words such as “believe,” “expect,” “anticipate,” “promise,” “plan,” and other expressions or words of similar meanings, as well as future or conditional auxiliary verbs such as “would,” “should,” “could,” or “may” are generally intended to identify forward-looking statements. Risks, uncertainties, contingencies, and developments, including those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report could cause our future operating results to differ materially from those set forth in any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

Item 1. Business

Overview

Through Healthcare Staffing, Inc. ("HCS"), our wholly-owned subsidiary acquired on July 27, 2017, we provide outsourced health care staffing and related services in the State of Georgia. We also own a portfolio of mortgage securities which generate earnings to support on-going financial obligations. Our common stock, par value $0.01 per share, is traded on the OTC Pink marketplace of the OTC Markets Group, Inc. under the symbol “NOVC”.

Recent Developments

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
Thereafter, on December 22, 2017, NMLLC filed with the Bankruptcy Court a Chapter 11 plan of reorganization, and on
December 26, 2017 filed a related disclosure statement. The Bankruptcy Court entered an order on February 16, 2018 approving the disclosure statement, as revised. The Bankruptcy Court will conduct a hearing on April 11, 2018 to consider confirmation of NMLLC’s plan of reorganization.

Acquisition of Healthcare Staffing, Inc. On July 27, 2017, the Company acquired all of the outstanding capital stock of HCS from Butler America, LLC (“Butler”) for approximately $24.0 million in cash (the “HCS Acquisition”), pursuant to the terms and conditions of a Stock Purchase Agreement, dated as of February 1, 2017 (as amended, the “HCS Purchase Agreement”), by and among the Company, Novation Holding, Inc., a wholly-owned subsidiary of the Company (“NHI”), HCS and Butler. The purchase price is subject to adjustment as provided in the HCS Purchase Agreement. See Note 4 to the consolidated financial statements for additional information regarding the HCS Acquisition. The operations of HCS are the Company’s primary operations.

Note Refinancing. On July 27, 2017, the Company entered into a Senior Secured Note Purchase Agreement, dated as of the same date (the “Note Purchase Agreement”), with NHI and HCS as guarantors (together with the Company, collectively, the “Credit Parties”), Taberna Preferred Funding I, Ltd. (“Taberna I”), Taberna Preferred Funding II, Ltd. (“Taberna II”) and Kodiak CDO I, Ltd. (“Kodiak” and, together with Taberna I and Taberna II, the “Noteholders”) and Wilmington Savings Fund Society, FSB, as collateral agent for the benefit of the Noteholders, to refinance $85,937,500 of principal indebtedness of the Company under the Company’s senior notes (collectively, the “2011 Notes”) held by the Noteholders, issued pursuant to three Indentures, each dated as of March 22, 2011 (the “Note Refinancing”). Pursuant to the Note Purchase Agreement, the Noteholders exchanged their 2011 Notes for new notes from the Company in the same aggregate principal amount (collectively, the “2017 Notes”) on the terms and conditions set forth therein. The unpaid principal amounts of the 2017 Notes bear interest at a variable rate equal to LIBOR plus 3.5% per annum, payable quarterly in arrears until maturity on March 30, 2033. The 2017 Notes generally rank senior in right of payment to any existing or future subordinated indebtedness of the Credit Parties. See Notes 2 and 8 to the consolidated financial statements for additional information regarding the Note Refinancing.

Business

Our business includes the operation of HCS and the management of our other investments, as described below.

HCS

Established in 1995, HCS is the largest outsourced healthcare services provider in the State of Georgia. HCS delivers outsourced full-time and part-time employees primarily to Community Service Boards (“CSB”). A CSB is a quasi-state organization providing behavioral health services at facilities across Georgia including mental health services, developmental disabilities programs and substance abuse treatments. The State of Georgia has a total of 25 CSB. Each CSB has a number of facilities, including crisis centers, outpatient centers and 24-hour group homes that require a broad range of employees, such as registered nurses, social workers, house parents and supervisors. The CSB market in Georgia is large and growing steadily, as the demand for the services provided by the CSB continues to grow. The Georgia Association for CSB estimates that CSB in Georgia provided services to more than 173,000 people in 2010, a figure that grew to more than 188,000 people in 2016. In addition to providing outsourced employees to CSB, HCS also provides healthcare outsourcing and staffing services to hospitals, schools, crisis units, clinics, doctors offices, prisons and a variety of privately owned businesses.

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

Employees

As of April 9, 2018, the Company employed 1,798 full-time employees and 201 part-time employees. None of the Company's employees are represented by a union or covered by a collective bargaining agreement.

Additional Information

The Company is a Maryland corporation formed on September 13, 1996 as “CapStar Financial, Inc.” The Company’s name was changed to “NovaStar Financial, Inc.” effective October 11, 1996, and to “Novation Companies, Inc.” effective May 23, 2012. Our corporate executive offices are located at 500 Grand Boulevard, Suite 201B, Kansas City, MO 64106 and our telephone number is (816) 237-7000. Our website address is www.novationcompanies.com. Our website is not intended to be a part of, nor are we incorporating it by reference into, this Annual Report on Form 10-K (this "Form 10-K"). Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our website as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. Reports and other information we file with the SEC may also be viewed at the SEC’s website at www.sec.gov or viewed or obtained at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained in this Form 10-K, including our consolidated financial statements and notes thereto, before deciding whether to invest in our common stock. Any of these risks, as well as additional risks and uncertainties that we are unaware of, could negatively affect our results of operations, financial condition, liquidity and business prospects, and cause the trading price of our common stock to decline, and cause you to lose all or part of your investment.

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

HCS derives the majority of its businesses from CSBs. There are 25 CSBs in Georgia and HCS conducts business with 14 of them. Matters that adversely impact Georgia CSBs, including regulatory changes, may negatively affect our business.

Our clients may terminate or not renew their contracts with us.

Our arrangements with CSBs and other customers generally are terminable upon 60 days’ notice for any reason. The loss of one or more of our large customers could materially affect our profitability.

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

Risks Related to our Company

We have a history of operating losses and we may not generate sufficient revenue to support our operations.

During 2017, we incurred a net loss of $10.9 million and generated negative operating cashflow of $8.7 million. As of December 31, 2017, we had an overall shareholders deficit of $57.9 million. As of December 31, 2017, we had an aggregate of $2.7 million in cash and cash equivalents and total liabilities of $97.7 million. Of the $2.7 million in cash, $1.1 million was held by our subsidiary NMLLC, which has filed a Chapter 11 plan of reorganization that remains subject to court approval. This cash is not available to pay general creditors of NMLLC. The Company also has a significant on-going obligation to pay interest under its senior note agreement. In addition, beginning in 2018 a significant customer significantly reduced the level of staff outsourced to HCS.

At the time of the Company's filing of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, management concluded that substantial doubt existed about the Company's ability to continue as a going concern within one year after the date that the consolidated financial statements were issued. Management’s assessment was based on the expected negative impact on cash flow related to the loss of a significant customer of HCS. In addition, management was unsure of its ability to generate cash flow through other means, such as selling the Company's marketable securities at acceptable prices and uncertainty as to whether the Company could efficiently transfer the securities and receive cash proceeds in order to meet obligations as they come due.

Subsequent to that filing and subsequent to year end, the Company engaged a major investment firm to evaluate the marketplace for its mortgage securities. Management learned during that process that a market exists for the Company’s mortgage securities and that those securities may be sold at prices acceptable to the Company. The Company executed trades to sell a portion of its overcollateralization mortgage securities. These sales are expected to generate $2.9 million in cash proceeds for the Company. Management believes that other mortgage securities may be sold on similar terms in the event additional cash proceeds are needed. In addition, through the date of this filing, HCS has demonstrated that it can provide positive cash flow sufficient to support HCS operations. Management continues to work toward expanding HCS’s customer base by increasing revenue from existing customers and targeting new customers that have not previously been served by HCS. In addition, management is exploring cost cutting initiatives that will reduce overall corporate overhead and operating costs.

While our historical operating results and poor cashflow suggest substantial doubt exists related to the Company’s ability to continue as a going concern, management has concluded that the factors discussed above have alleviated the substantial doubt about the Company's ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

We cannot provide assurance that revenue generated from our businesses will be sufficient to sustain our operations in the long term. Additionally, we cannot be certain that we will be successful at raising capital, whether from divesting of mortgage securities or other assets, or from equity or debt financing, on commercially reasonable terms, if at all. Such failures would have a material adverse effect on our business, including the possible cessation of operations.

We found material weaknesses in our disclosure controls and procedures and internal control over financial reporting and concluded that they were not effective as of December 31, 2017.

As disclosed in Part II, Item 9. Controls and Procedures of this Form 10-K, our executive chairman and chief financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2017 due to the lack of adequate processes, procedures and controls at HCS. Our failure to successfully remediate these material weaknesses could cause us to fail to meet our reporting obligations and to produce timely and reliable financial information. Additionally, such failure could cause investors to lose confidence in our public disclosures, which could have a negative impact on our stock price. For a discussion of these material weaknesses and our remediation efforts, please see Part II, Item 9. Controls and Procedures of this Form 10-K.

Our ability to use our net operating loss carryforwards and net unrealized built-in losses could be severely limited.

As of December 31, 2017, we had federal net operating losses ("NOLs") of approximately $692.0 million, including $307.3 million in losses on mortgage securities that have not been recognized for income tax purposes. Our ability to use NOLs to offset future taxable income will depend on the amount of taxable income we generate in future periods and whether we become subject to annual limitations on the amount of taxable income that may be offset by our NOLs.

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

Our charter includes provisions designed to protect the tax benefits of our NOLs by generally restricting any direct or indirect transfers of our common stock that increase the direct or indirect ownership of our common stock by any person from less than 4.99% to 4.99% or more, or increase the percentage of our common stock owned directly or indirectly by a person owning or deemed to own 4.99% or more of our common stock. Any direct or indirect transfer attempted in violation of these transfer restrictions will be void as of the date of the prohibited transfer as to the purported transferee. These transfer restrictions expire on August 1, 2020. Additionally, we have adopted and our shareholders have approved a Rights Agreement (the “NOL Rights Plan”) that generally is designed to deter any person from acquiring shares of our common stock if the acquisition would result in such person beneficially owning 4.99% or more of our common stock without the approval of our Board of Directors (the “Board”). Our NOL Rights Plan expires on July 23, 2018. We intend to ask the shareholders to vote to extend the NOL Rights Plan at the Company's next annual meeting of shareholders.

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

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (“2017 Tax Act”), which contains substantial changes to the Code. The 2017 Tax Act, among other things, reduces the federal corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limits the tax deduction for interest expense to 30% of adjusted earnings, eliminates NOL carrybacks, limits the deductibility of loss carryforwards to 80% of current-year taxable income, and modifies or repeals many business deductions and credits. The tax rate reduction took effect on January 1, 2018. The lower tax rate and other new limits on the recognition of tax loss carryforwards have also reduced the value of existing NOL carryforwards and other tax assets. See Note 12 to our consolidated financial statements. There was no net effect of the tax reform enactment on the consolidated financial statements as of December 31, 2017. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. We continue to examine the impact these changes may have on our deferred tax assets and our business.

Covenant restrictions under our indebtedness may limit our ability to operate our business.

The agreement governing the 2017 Notes contains, among other things, covenants that may restrict our and our subsidiaries' ability to finance future operations, capital needs or to engage in other business activities. The Note Purchase Agreement and the 2017 Notes limit our ability and the ability of our subsidiaries to take certain actions without the consent of the Noteholders, including but not limited to the following:

•	incur indebtedness;

•	create certain liens;

•	make payments to our shareholders;

•	acquire our outstanding shares, or the shares of our subsidiaries;

•	make payments on debt securities junior to the 2017 Notes; and

•	merge, consolidate, transfer and/or sell substantially all of our assets.

There can be no assurance that we will be able to receive the consent of the Noteholders should we have a need to take one of the restricted actions, which limitation may hinder our ability to operate or grow our business in the future.

Loss of key members of our management could disrupt our business.

The loss of key members of management could have a material adverse effect on our business, financial condition and results of operations. We may not be able to retain our existing senior management, fill new positions or vacancies created by expansion or turnover or attract additional qualified senior management personnel.

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

Certain provisions of our charter, bylaws, Maryland law, and our NOL Rights Plan could discourage, delay or prevent transactions that involve an actual or threatened change in control, and may make it more difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders. Under our charter, generally a director may only be removed for cause and only by the affirmative vote of the holders of at least a majority of all classes of shares entitled to vote in the election for directors together as a single class. Maryland law provides protection for Maryland corporations against unsolicited takeover situations. Further, our charter includes provisions designed to protect the tax benefits of our NOLs by generally restricting any direct or indirect transfers of our common stock that increase the direct or indirect ownership of our common stock by any person from less than 4.99% to 4.99% or more, or increase the percentage of our common stock owned directly or indirectly by a person owning or deemed to own 4.99% or more of our common stock. Any direct or indirect transfer attempted in violation of these transfer restrictions will be void as of the date of the prohibited transfer as to the purported transferee. These transfer restrictions expire on August 1, 2020. Additionally, we have adopted an NOL Rights Plan that generally is designed to deter any person from acquiring shares of our common stock if the acquisition would result in such person beneficially owning 4.99% or more of our common stock without the approval of our Board. Our NOL Rights Plan expires on July 23, 2018. We intend to ask the shareholders to vote to extend the NOL Rights Plan at the Company's next annual meeting of shareholders.

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

On February 28, 2013 the Federal Housing Finance Agency, as conservator for the Federal Home Loan Mortgage Corporation (Freddie Mac) and purportedly on behalf of the Trustee of the NovaStar Mortgage Funding Trust, Series 2007-1 (the “Trust”), a securitization trust in which the Company retains a residual interest, filed a summons with notice in the Supreme Court of the State of New York, County of New York against the Company and NMI. The notice provides that this is a breach of contract action with respect to certain, unspecified mortgage loans and defendants' failure to repurchase such loans under the applicable agreements. Plaintiff alleges that defendants, from the closing date of the transaction that created the Trust, were aware of the breach of the representations and warranties made and failed to give notice of and cure such breaches, and due to the failure of defendants to cure any breach, notice to defendants would have been futile. The summons with notice was not served until June 28, 2013. By letter dated June 24, 2013, the Trustee of the Trust forwarded a notice from Freddie Mac alleging breaches of representations and warranties with respect to 43 loans, as more fully set forth in included documentation. The 43 loans had an aggregate, original principal balance of about $6.5 million. On August 19, 2013, Deutsche Bank National Trust Company, as Trustee, filed a complaint identifying alleged breaches of representations and warranties with respect to seven loans that were included in the earlier list of 43 loans. Plaintiff also generally alleged a trust-wide breach of representations and warranties by defendants with respect to loans sold and transferred to the trust. Plaintiff seeks specific performance of repurchase obligations; compensatory, consequential, recessionary and equitable damages for breach of contract; specific performance and damages for anticipatory breach of contract; indemnification (indemnification against NMI only) and damages for breach of the implied covenant of good faith and fair dealing. On October 9, 2013, the Company and NMI filed a motion to dismiss plaintiff’s complaint. This motion to dismiss was withdrawn after plaintiff filed an amended complaint on January 28, 2014, and on March 4, 2014 the Company and NMI filed a motion to dismiss the amended complaint. By a Decision/Order dated November 30, 2017, the court granted in part and denied in part the motion to dismiss the amended complaint. The court dismissed all claims except for plaintiff’s claim for damages for breach of contract, to the extent that claim is based on the Company’s and NMI’s alleged failure to notify plaintiff of allegedly defective loans, and plaintiff’s claim for indemnification. The court denied the motion to dismiss these claims without prejudice to the Company’s and NMI’s right to file a new motion to dismiss in conformity with procedures to be established in coordinated proceedings before the court addressing similar claims against numerous defendants. Briefing of the indemnification issue is now underway. Given the stage of the litigation, the Company cannot provide an estimate of the range of any loss. The Company has meritorious defenses to the case and expects to defend the case vigorously.

See "Reorganization" in Part I, Item 1. Business of the Form 10-K and Note 2 to the consolidated financial statements for a description of the Chapter 11 cases of Novation and the other Debtors.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock currently trades on the OTC Pink marketplace of the OTC Markets Group, Inc. under the symbol “NOVC”. Prior to the commencement of the Company's Chapter 11 case, the Company's common stock traded on the OTCQB market of the OTC Markets Group, Inc. under the symbol "NOVC." The following table sets forth the high and low bid prices as reported by these quotation services, for the periods indicated.

	High	Low
2017
First Quarter	$0.18	$0.03
Second Quarter	0.23	0.12
Third Quarter	0.14	0.09
Fourth Quarter	0.12	0.06

2016
First Quarter	$0.14	$0.05
Second Quarter	0.10	0.06
Third Quarter	0.08	0.03
Fourth Quarter	0.06	0.03

As of April 9, 2018, we had approximately 705 shareholders of record of the Company's common stock. This figure does not represent the actual number of beneficial owners of our common stock because such stock is frequently held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares.

No dividends were declared during 2017 or 2016 nor do we expect to declare any stock dividend distributions in the near future.The Note Purchase Agreement governing the Company's senior notes contains restrictive covenants which prohibit the Company and its subsidiaries, from among other things, making any cash dividend or distribution to Novation shareholders. Should the restrictions be relieved, any future determination to pay dividends will be made at the discretion of our Board and will depend on earnings, financial condition, cost of equity, investment opportunities and other factors as our Board may deem relevant.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations for the years ended December 31, 2017 and 2016. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and Notes to the Consolidated Financial Statements set forth in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

Corporate Overview
Through our wholly-owned subsidiary HCS, acquired on July 27, 2017, we provide outsourced health care staffing and related services in the State of Georgia. We also own a portfolio of mortgage securities which generate earnings to support on-going financial obligations. Our common stock, par value $0.01 per share, is traded on the OTC Pink marketplace of the OTC Markets Group, Inc. under the symbol “NOVC”.

See Part I, Item 1 of this Form 10-K for a discussion of recent events, including the completion of the HCS Acquisition and the Note Refinancing, and the effectiveness of the Plan on July 27, 2017.

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

	December 31,
	2017	2016
Cash and cash equivalents	$2,740	$4,805
Marketable securities	$11,795	$36,488
Net income (loss) available to common shareholders, per basic and diluted share	$(0.12)	$0.06

Consolidated Results of Operations
Year ended December 31, 2017 as Compared to the Year Ended December 31, 2016
Service Fee Income and Cost of Services
HCS delivers outsourced full-time and part-time employees primarily to Community Service Boards (“CSBs”), quasi state organizations that provide behavioral health services at facilities across Georgia including mental health services, developmental disabilities programs and substance abuse treatments. The State of Georgia has a total of 25 CSBs. Each CSB has a number of facilities, including crisis centers, outpatient centers and 24-hour group homes that require a broad range of employees, such as registered nurses, social workers, house parents and supervisors. The CSB market in Georgia is large and growing steadily, as the demand for the services provided by the CSBs continues to grow. In addition to providing outsourced employees to CSBs, HCS also provides healthcare outsourcing and staffing services to hospitals, schools and a variety of privately owned businesses. The services and positions provided to non CSB clients are similar to the ones provided to CSB clients. The service fee income and costs of services in the consolidated statement of operations and comprehensive income (loss) during 2017 are from the operations of HCS.

Future service fee income will be driven by the number customers and the volume of associates employed by the CSB and outsourced to HCS. Customer contracts typically establish a fixed markup on the pay rate for the associates; therefore the cost of services will generally fluctuate consistently with fee income. HCS offers a health and welfare benefit plan to its associates. The cost of this benefit is passed through to customers plus a small markup to cover cost of administration.

During the fourth quarter of 2017, HCS was notified that a customer would be significantly reducing the level of staff outsourced to HCS. The last pay period in 2017 was the final service period for these employees. This customer represented more than 20% of the Company's service fee income during 2017. While HCS has increased revenue from other sources and expects to continue adding new customers and adding revenue from existing customers, the Company does not expect to fully replace the lost revenue in the near term.

General and Administrative Expenses
General and administrative expenses consist of salaries, office costs, legal and professional expenses and other customary costs of corporate administration. The large increase in these expenses during 2017 results from the HCS Acquisition and the combination of HCS's expenses with those of Novation. During 2017, $2.8 million of the total general and administrative expenses were incurred by HCS. Corporate-level general and administrative expenses during 2017 and 2016 were $3.9 million and $4.4 million, respectively. The costs associated with the HCS Acquisition was the primary reason for the increase in corporate-level general and administrative expenses.

The future amount of corporate-level general and administrative expenses will depend largely on corporate activities, professional fees associated with those activities and staffing needs based on the evolving business strategy. For HCS, the amount of these expenses will depend on business growth.

Goodwill Impairment Charge

As discussed above, during the fourth quarter of 2017, HCS was notified that a customer would be significantly reducing the level of staff outsourced to HCS. The last pay period in 2017 was the final service period for these employees. Accordingly, management completed a goodwill impairment assessment as of December 31, 2017, which determined that the carrying value of the HCS goodwill exceeded the fair value by $4.5 million.

Interest Income – Mortgage Securities

Interest income on our mortgage securities decreased to approximately $3.1 million in 2017 from $5.1 million in 2016. Fluctuations in the interest income received from our mortgage portfolio are typically due to factors beyond the Company's control, such as the performance of the underlying loan collateral, prepayment speeds, interest rates, etc. The Company expects interest income and cash flow from these securities to decline as the principal on the underlying loan collateral is paid, written down, or written off. However, the Company owns overcollateralization ("OC") mortgage securities that are expected to generate cash flow. These securities represent the excess of securitized mortgage loan collateral over mortgage bonds sold to third parties. When the third party bonds are fully repaid, the mortgage loan principal and interest payments will be paid to the Company as the owner of the OC bonds. The timing of receipt of these payments is unknown and depends on the timing of the mortgage loan principal and interest payments.

Other Income
The Company uses available cash to acquire various equity and fixed income securities as part of its strategy to generate taxable earnings. Other income consists primarily of the interest, dividend, and other income received from these securities. Fluctuations in the income received from these securities results from the timing of purchases/sales and amounts of dividends and interest paid. Subsequent to the HCS Acquisition, the Company has significantly less available funds to invest. Therefore, for the foreseeable future, income related to investments is expected to be significantly lower than has been demonstrated through December 31, 2017.

	For the Year Ended December 31,
	2017	2016
Dividends and interest income	$230	$1,741
Gains on sales of investments	137	3,672
Other	(19)	59

Total	$348	$5,472

Reorganization items, net
The Company has incurred significant costs associated with our reorganization and the Chapter 11 proceedings, which are being expensed as incurred. In addition, during 2016, a non-cash charge to write-off the unamortized debt issuance costs related to our 2011 Notes is included in “Reorganization items, net” as these debt instruments are expected to be impacted by the bankruptcy reorganization process. Reorganization items include (in thousands):

	For the Year Ended December 31,
	2017	2016
Adjustments to deferred debt issuance costs and senior debt premium	$—	$2,399
Professional fees	(3,460)	(1,252)
Adjustments to other liabilities for claims made or rejected contracts	(87)	(449)
Other	(34)	(31)
Reorganization items, net	$(3,581)	$667

We expect these costs to decline significantly in 2018.

Interest Expense

Interest expense is comprised primarily of interest on our senior notes, which is variable based on 3-month LIBOR. Interest expense increased to $3.9 million in 2017 from $3.6 million in 2016. The increase in interest expense is a result of an increase in LIBOR.

Liquidity and Capital Resources
During 2017, the Company incurred a net loss of $10.9 million and generated negative operating cash flow of $8.7 million. As of December 31, 2017 the Company has an overall shareholders deficit of $57.9 million. As of December 31, 2017, the Company had an aggregate of $2.7 million in cash and cash equivalents and total liabilities of $97.7 million. Of the $2.7 million in cash, $1.1 million is held by the Company's subsidiary NMLLC, which has filed a Chapter 11 plan of reorganization that remains subject to court approval. This cash is available to pay general creditors and expenses of NMLLC. The Company also has a significant on-going obligation to pay interest under its senior note agreement. In addition, beginning in 2018 a significant customer significantly reduced the level of staff outsourced to HCS.

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

At the time of the Company's filing of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, management concluded that substantial doubt existed about the Company's ability to continue as a going concern within one year after the date that the consolidated financial statements were issued. Management’s assessment was based on the expected negative impact on cash flow related to the loss of a significant customer of HCS. In addition, management was unsure of its ability to generate cash flow through other means, such as selling the Company's marketable securities at acceptable prices and uncertainty as to whether the Company could efficiently transfer the securities and receive cash proceeds in order to meet obligations as they come due.

Subsequent to that filing and subsequent to year end, the Company engaged a major investment firm to evaluate the marketplace for its mortgage securities. Management learned during that process that a market exists for the Company’s mortgage securities and that those securities may be sold at prices acceptable to the Company. The Company executed trades to sell a portion of its overcollateralization mortgage securities. These sales are expected to generate $2.9 million in cash proceeds for the Company. Management believes that other mortgage securities may be sold on similar terms in the event additional cash proceeds are needed. In addition, through the date of this filing, HCS has demonstrated that it can provide positive cash flow sufficient to support HCS operations. Management continues to work toward expanding HCS’s customer base by increasing revenue from existing customers and targeting new customers that have not previously been served by HCS. In addition, management is exploring cost cutting initiatives that will reduce overall corporate overhead and operating costs.

While our historical operating results and poor cashflow suggest substantial doubt exists related to the Company’s ability to continue as a going concern, management has concluded that the factors discussed above have alleviated the substantial doubt about the Company's ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Overview of Cash Flow for the Year Ended December 31, 2017
The following table provides a summary of our operating, investing and financing cash flows as taken from our consolidated statements of cash flows for 2017 and 2016 (in thousands).

	For the Year Ended December 31,
	2017	2016
Consolidated Statements of Cash Flows:
Cash flows (used in) provided by operating activities of continuing operations	$(9,621)	$2,116
Cash flows provided by investing activities of continuing operations	3,510	1,591
Cash flows used in financing activities of continuing operations	3,151	(205)

Operating Activities
The decrease in net cash flows from operating activities to approximately $9.6 million used in operating activities during 2017 from approximately $2.1 million provided by operating activities during 2016 was driven primarily by the net loss and the payment of interest on the 2017 Notes and the Company's unpaid accounts payable and accrued expenses, primarily accrued professional fees.

Investing Activities
The increase in the net cash flows provided by investing activities is due primarily to proceeds from the sale of marketable securities, less the investment by the Company in HCS.

Financing Activities
During 2017, HCS entered into the FNCC Credit Agreement with FNCC providing HCS with a line of credit of up to $5,000,000. Availability under the FNCC Credit Agreement is based on a formula tied to HCS’s eligible accounts receivable. The Company’s financing activities include the borrowings and payments under that credit facility during 2017.

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

The accounting estimates used in valuing the retained mortgage securities and determining their income recognition rate are “critical accounting estimates” because they can materially affect net income (loss) and shareholders’ equity. In order to determine value, we must forecast interest rates, mortgage principal payments, prepayments and loan default assumptions and when, or if, the servicer for the underlying mortgage loans will exercise optional redemption rights (the "call date"). Making these assumptions requires a large degree of judgment. The rate used to discount the projected cash flows is also critical in the valuation of our residual securities. Management’s best estimate of key assumptions, including credit losses, prepayment speeds, expected call dates, market discount rates and forward yield curves commensurate with the risks involved, are used in estimating future cash flows.

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

We believe the value of our residual securities is appropriate, but can provide no assurance that future changes in interest rates, prepayment and loss experience or changes in the market discount rate will not require material adjustments to the retained mortgage securities. See Note 10 to the consolidated financial statements for additional information on the estimates used in the valuation of our retained mortgage securities.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

The values of goodwill and trademarks are assessed annually to determine whether their carrying value exceeds their fair value. In addition, they are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. If we determine the fair value of goodwill or trademarks is less than their carrying value, an impairment loss is recognized. Impairment losses, if any, are reflected in operating income or loss in the period incurred. The Company performs its annual tests of goodwill and trademarks during the second quarter of each fiscal year.

Impairment of Long-Lived Assets with Finite Lives

The value of purchased intangible assets is assessed for impairment whenever an event or change in circumstances indicates that the carrying value of the asset may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. An impairment loss is measured by comparing the fair value of the asset to its carrying value. If we determine the fair value of an asset is less than the carrying value, an impairment loss is incurred. Impairment losses, if any, are reflected in operating income or loss in our consolidated statements of operations during the period incurred.

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
NOVATION COMPANIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Novation Companies, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Novation Companies, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operations and comprehensive income (loss), shareholders deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BOULAY PLLP
We have served as the Company's auditor since 2016.
Minneapolis, Minnesota
April 10, 2018

NOVATION COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Current Assets
Cash and cash equivalents	$2,740	$4,805
Accounts and unbilled receivables	7,922	—
Marketable securities	11,795	9,943
Other current assets	578	1,091
Total current assets	23,035	15,839
Non-Current Assets
Goodwill	8,205	—
Intangible assets, net	8,172	—
Marketable securities	—	26,545
Other	425	246
Total non-current assets	16,802	26,791
Total assets	$39,837	$42,630

Liabilities and Shareholders' Deficit
Liabilities:
Current Liabilities
Borrowings under revolving line of credit	$3,333	$—
Accrued compensation and benefits payable	4,213	75
Accrued professional fees payable	1,037	691
Accrued interest payable	1,050	3,689
Other	1,650	1,063
Total current liabilities	11,283	5,518
Non-Current Liabilities
Long-term debt	86,050	85,938
Other	386	373
Total non-current liabilities	86,436	86,311
Total liabilities	97,719	91,829

Commitments and contingencies

Shareholders' Deficit:
Capital stock, $0.01 par value per share, 120,000,000 shares authorized:
Common stock, 97,138,750 and 92,844,907shares issued and outstanding as of December 31, 2017 and 2016, respectively	971	928
Additional paid-in capital	744,937	744,873
Accumulated deficit	(815,184)	(804,319)
Accumulated other comprehensive income	11,394	9,319
Total shareholders' deficit	(57,882)	(49,199)
Total liabilities and shareholders' deficit	$39,837	$42,630

See notes to consolidated financial statements.

NOVATION COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2017	2016
Service fee income	$27,965	$—
Cost and expenses:
Cost of services	24,473	—
General and administrative	6,713	4,367
Goodwill impairment charge	4,500	—
Operating loss	(7,721)	(4,367)

Interest income – mortgage securities	3,143	5,060
Other income (expense)	348	5,472
Reorganization items, net	(3,581)	667
Interest expense	(3,935)	(3,606)

Income (loss) from continuing operations before income taxes	(11,746)	3,226
Income tax expense (benefit)	14	(21)
Net income (loss) from continuing operations	(11,760)	3,247
Income from discontinued operations, net of income taxes	895	1,966
Net income (loss)	(10,865)	5,213

Other comprehensive income:
Less reclassification gain included in net income	(137)	(3,672)
Change in unrealized gain (loss) on marketable securities	2,212	11,555
Other comprehensive income (loss)	2,075	7,883
Net comprehensive income (loss)	$(8,790)	$13,096

Earnings (loss) per common share:
Basic	$(0.12)	$0.06
Diluted	$(0.12)	$0.06
Weighted average basic common shares outstanding	92,800,392	91,905,941
Weighted average diluted common shares outstanding	92,800,392	91,905,941

NOVATION COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Deficit
Balance, December 31, 2016	$928	$744,873	$(804,319)	$9,319	$(49,199)
Issuance of nonvested shares	43	(43)	—	—	—
Compensation recognized under stock compensation plans	—	107	—	—	107
Net loss	—	—	(10,865)	—	(10,865)
Other comprehensive income	—	—	—	2,075	2,075
Balance, December 31, 2017	$971	$744,937	$(815,184)	$11,394	$(57,882)

Balance, December 31, 2015	$928	$744,575	$(809,532)	$1,436	$(62,593)
Compensation recognized under stock compensation plans	—	298	—	—	298
Net income	—	—	5,213	—	5,213
Other comprehensive income	—	—	—	7,883	7,883
Balance, December 31, 2016	$928	$744,873	$(804,319)	$9,319	$(49,199)

See notes to consolidated financial statements.

NOVATION COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(10,865)	$5,213
Income from discontinued operations, net of income taxes	895	1,966
Net income (loss) from continuing operations	(11,760)	3,247
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Goodwill impairment charge	4,500	—
Gains on sales of marketable securities, net	(137)	(3,672)
Accretion of marketable securities, net	58	16
Adjustments to and amortization of deferred debt issuance costs and senior debt discount	—	(2,447)
Compensation recognized under stock compensation plans	107	274
Amortization of intangible assets	496	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(457)	—
Accrued professional fees payable	346	315
Accrued compensation and benefits payable	(613)	(200)
Accrued interest payable	(2,639)	3,687
Due from discontinued operations	—	(26)
Other current assets and liabilities, net	63	329
Other noncurrent assets and liabilities, net	415	593
Net cash provided by (used in) operating activities of continuing operations	(9,621)	2,116
Net cash provided by (used in) operating activities of discontinued operations	895	(1,921)
Net cash provided by (used in) operating activities	(8,726)	195

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	26,847	33,468
Purchase of business, net of cash received	(23,337)	—
Proceeds from sale of subsidiary	—	7,643
Purchases of available for sale securities	—	(39,520)
Net cash provided by investing activities of continuing operations	3,510	1,591
Net cash used in investing activities of discontinued operations	—	(159)
Net cash provided by investing activities	3,510	1,432

Cash flows from financing activities:
Borrowings under revolving line of credit	10,043	—
Repayments of borrowings under revolving line of credit	(6,710)	—
Paydowns of long-term debt	(182)	—
Cash receipts from distributions of earnings from discontinued operations	—	(205)
Net cash used in financing activities of continuing operations	3,151	(205)
Net cash provided by financing activities of discontinued operations	—	205
Net cash provided by financing activities	3,151	—
Net increase (decrease) in cash and cash equivalents	(2,065)	1,627
Cash and cash equivalents, beginning of period	4,805	3,178
Cash and cash equivalents, end of period	$2,740	$4,805

	For the Year Ended December 31,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for reorganization items	$4,501	$902
Cash paid for interest	$6,557	$—
Cash income taxes paid, net	$—	(17)

Supplemental disclosure of financing and investing activities:
Assets acquired and liabilities assumed in connection with purchase of business:
Cash and cash equivalents	$246	$—
Accounts receivable	7,465	—
Other current assets	59	—
Other assets	581	—
Intangible assets	8,669	—
Goodwill	12,705	—
Accrued compensation and benefits	(4,751)	—
Long-term debt, including current portion of $426	(683)	—
Other current liabilities	(708)	—
Purchase price	$23,583	$—
See notes to consolidated financial statements.

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

Liquidity and Going Concern – During 2017, the Company incurred a net loss of $10.9 million and generated negative operating cashflow of $8.7 million. As of December 31, 2017 the Company has an overall shareholders deficit of $57.9 million. As of December 31, 2017 the Company had an aggregate of $2.7 million in cash and cash equivalents and total liabilities of $97.7 million. Of the $2.7 million in cash, $1.1 million is held by the Company's subsidiary NovaStar Mortgage LLC ("NMLLC"), which has filed a Chapter 11 plan of reorganization that remains subject to court approval. This cash is available to pay general creditors and expenses of NMLLC. The Company also has a significant on-going obligation to pay interest under its senior note agreement. In addition, beginning in 2018 a significant customer significantly reduced the level of staff outsourced to HCS.

At the time of the Company's filing of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, management concluded that substantial doubt existed about the Company's ability to continue as a going concern within one year after the date that the consolidated financial statements were issued. Management’s assessment was based on the expected negative impact on cash flow related to the loss of a significant customer of HCS. In addition, management was unsure of its ability to generate cash flow through other means, such as selling the Company's marketable securities at acceptable prices and uncertainty as to whether the Company could efficiently transfer the securities and receive cash proceeds in order to meet obligations as they come due.

Subsequent to that filing and subsequent to year end, the Company engaged a major investment firm to evaluate the marketplace for its mortgage securities. Management learned during that process that a market exists for the Company’s mortgage securities and that those securities may be sold at prices acceptable to the Company. The Company executed trades to sell a portion of its overcollateralization mortgage securities. These sales are expected to generate $2.9 million in cash proceeds for the Company. Management believes that other mortgage securities may be sold on similar terms in the event additional cash proceeds are needed. In addition, through the date of this filing, HCS has demonstrated that it can provide positive cash flow sufficient to support HCS operations. Management continues to work toward expanding HCS’s customer base by increasing revenue from existing customers and targeting new customers that have not previously been served by HCS. In addition, management is exploring cost cutting initiatives that will reduce overall corporate overhead and operating costs.

While our historical operating results and poor cashflow suggest substantial doubt exists related to the Company’s ability to continue as a going concern, management has concluded that the factors discussed above have alleviated the substantial doubt about the Company's ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

We cannot provide assurance that revenue generated from our businesses will be sufficient to sustain our operations in the long term. Additionally, we cannot be certain that we will be successful at raising capital, whether from divesting of mortgage securities or other assets, or from equity or debt financing, on commercially reasonable terms, if at all. Such failures would have a material adverse effect on our business, including the possible cessation of operations.

Financial Statement Presentation. The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expense during the period. The Company uses estimates and judgments in establishing the fair value of its mortgage securities, assessing the recoverability of goodwill intangible assets and accounting for income taxes, including the determination of the timing of the establishment or release of the valuation allowance related to the deferred tax asset balances and reserves for uncertain tax positions. While the consolidated financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ significantly from those estimates.

Note 2. Reorganization

On July 20, 2016, (the "Bankruptcy Petition Date"), Novation and three of its subsidiaries, NMLLC, NovaStar Mortgage Funding Corporation and 2114 Central LLC (collectively, the “Debtors”), filed voluntary petitions (the "Bankruptcy Petitions") for reorganization under Chapter 11 Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy

Court for the District of Maryland (the "Bankruptcy Court"). The Company and one of its subsidiaries subsequently filed with the Bankruptcy Court, and amended, a plan of reorganization for the resolution of the outstanding claims against and interests pursuant to Section 1121(a) of the Bankruptcy Code (as amended and supplemented, the “Plan”) and a related disclosure statement. The Bankruptcy Court entered an order on June 12, 2017 confirming the Plan (the “Confirmation Order”) solely with respect to the Company, which provided that the effective date of the Plan would occur when all conditions precedent to effectiveness, as set forth in the Plan, had been satisfied or waived.

Two of the conditions to the effectiveness of the Plan were (i) the closing of the Company’s acquisition (the “HCS Acquisition”) of all of the capital stock of HCS as discussed in Note 4 and (ii) the restructuring (the “Note Refinancing”) of the Company’s outstanding Series 1 Notes, Series 2 Notes and Series 3 Notes (collectively, the “2011 Notes”), held by Taberna Preferred Funding I, Ltd. (“Taberna I”), Taberna Preferred Funding II, Ltd. (“Taberna II”) and Kodiak CDO I, Ltd. (“Kodiak” and, together with Taberna I and Taberna II, the “Noteholders”), issued pursuant to three Indentures, each dated as of March 22, 2011 (the “Indentures”), between the Company and The Bank of New York Mellon Trust Company, National Association. The HCS Acquisition and the Note Refinancing were completed on July 27, 2017, and are discussed in Note 4 and Note 8, respectively.

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

On September 25, 2017, the bankruptcy case of 2114 Central, LLC was dismissed by order of the Bankruptcy Court. Thereafter, on December 22, 2017, NMLLC filed with the Bankruptcy Court a Chapter 11 plan of reorganization, and on December 26, 2017 filed a related disclosure statement. The Bankruptcy Court entered an order on February 16, 2018 approving the disclosure statement, as revised. The Bankruptcy Court will conduct a hearing on April 11, 2018 to consider confirmation of NMLLC’s plan of reorganization.

We incurred significant costs associated with our reorganization and the Chapter 11 proceedings. These costs, which are being expensed as incurred, include (in thousands):

	Year Ended December 31,
	2017	2016
Adjustments to deferred debt issuance costs and senior debt premium	$—	$2,399
Professional fees	(3,460)	(1,252)
Adjustments to other liabilities for claims made or rejected contracts	(87)	(449)
Other	(34)	(31)
Reorganization items, net	$(3,581)	$667

Note 3. Summary of Significant Accounting and Reporting Policies

Recently Adopted Accounting Principles. In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment to eliminate a step in the quantitative goodwill impairment test. The new single quantitative step test requires companies to compare the fair value of a reporting unit with its carrying amount and record an impairment charge for the amount that the carrying amount exceeds the fair value, up to the total amount of goodwill allocated to that reporting unit. The Company will continue to have the option of first performing a qualitative assessment to determine whether it is necessary to complete the quantitative goodwill impairment test. The Company early adopted this guidance in the fourth quarter of 2017 by applying the single quantitative step test to our interim goodwill impairment analysis. See Note 7.

Cash and Cash Equivalents. Cash equivalents consist of liquid investments with an original maturity of three months or less. Cash equivalents are stated at cost, which approximates fair value. The Company maintains cash balances at four major financial institutions in the United States. Accounts are secured by the Federal Deposit Insurance Corporation up to $250,000. The uninsured balances of the Company’s unrestricted cash and cash equivalents accounts aggregated $2.0 million as of December 31, 2017.

Accounts and Unbilled Receivables. Accounts receivable are uncollateralized customer obligations due under normal trade terms. Customer account balances that are not paid within contract terms are considered delinquent. Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company maintains an allowance for potential losses primarily based upon management's analysis of delinquent accounts, routine assessment of its customers' financial condition, and any other known factors impacting collectability, including disputed amounts. When management has exhausted all collection efforts, amounts deemed uncollectible are written off. Recoveries of previously written off accounts receivable are recognized in the period in which they are received. The ultimate amount of accounts receivable that becomes uncollectible could differ from management's estimate.

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

Mortgage securities – available-for-sale represent beneficial interests the Company retains in securitization transactions which consist of residual interests (the “residual securities”) in certain components of the cash flows of the underlying mortgage loans to the securitization trusts. As payments are received on the residual securities, the payments are applied to the cost basis of the related mortgage securities. Each period, the accretable yield for each mortgage security is evaluated and, to the extent there has been a change in the estimated cash flows, it is adjusted and applied prospectively. The accretable yield is recorded as interest income with a corresponding increase to the carrying basis of the mortgage security. The Company estimates the fair value of its residual securities retained based on the present value of future expected cash flows to be received, except for those securities for which a portion was sold subsequent to year end as discussed in Note 10. Management’s best estimate of key assumptions, including credit losses, prepayment speeds, market discount rates and forward yield curves commensurate with the risks involved, are used in estimating future cash flows.

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

Goodwill and Indefinite-Lived Intangible Assets. Goodwill and trademarks are assessed annually to determine whether their carrying value exceeds their fair value. In addition, they are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. If we determine the fair value of goodwill or trademarks is less than their carrying value, an impairment loss is recognized. Impairment losses, if any, are reflected in operating income or loss in the period incurred. The Company performs its annual tests of goodwill and trademarks during the second quarter of each fiscal year.

Impairment of Long-Lived Intangible Assets with Finite Lives. Long-lived intangible assets held and used by us which have finite lives are assessed for impairment whenever an event or change in circumstances indicates that the carrying value of the asset may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. An impairment loss is measured by comparing the fair value of the asset to its carrying value. If we determine the fair value of an asset is less than the carrying value, an impairment loss is incurred. Impairment losses, if any, are reflected in operating income or loss in the period incurred.

Revenue and Cost Recognition - The Company recognizes revenue when there is persuasive evidence of an arrangement, the service has been provided to the customer, fees for services are fixed or determinable and collectability is reasonably assured. HCS's revenue is generated from time and material contracts where there is a signed agreement in place that specifies the fixed hourly rate and other reimbursable costs to be billed based on direct labor hours incurred. Revenue is recognized on these contracts based on direct labor hours and reimbursable costs incurred.

During 2017, 43% of Service Fee Income was generated from two customers and 98% was generated from 16 Community Service Board ("CSB") customers. As of December 31, 2017, 48% of accounts and unbilled receivables were due from three customers and 97% was due from the 16 CSB customers.

Income Taxes. The Company had a gross deferred tax asset of $164.7 million and $295.9 million as of December 31, 2017 and 2016, respectively. In determining the amount of deferred tax assets to recognize in the consolidated financial statements, the Company evaluates the likelihood of realizing such benefits in future periods. The income tax guidance requires the recognition of a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. Income tax guidance indicates the more likely than not threshold is a level of likelihood that is more than 50%.

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

Earnings (Loss) Per Share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is calculated assuming all options, nonvested shares and performance-based awards of the Company's common stock have been exercised, unless the exercise would be antidilutive. See Note 11 to the consolidated financial statements for additional details on earnings per share calculation.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, which amended Revenue from Contracts with Customers (Topic 606). The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. With respect to public entities, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early application is not permitted. The Company has determined the adoption of this guidance will have no material impact on the way revenue is recognized. Additional disclosure will be required in the footnotes to the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in its balance sheet a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact this guidance will have on its consolidated financial statements.

Note 4. Acquisition and Divestiture

Acquisition of Healthcare Staffing, Inc. On February 1, 2017, the Company entered into a Stock Purchase Agreement (the “HCS Purchase Agreement”) with Novation Holding, Inc., a wholly-owned subsidiary of the Company (“NHI”), HCS and Butler America, LLC, the owner of HCS (“Butler” and, together with HCS, the “Seller Parties”). Pursuant to the HCS Purchase Agreement, NHI agreed to purchase from Butler all of the outstanding capital stock of HCS for $24.0 million in cash, subject to terms and conditions as provided therein, including but not limited to the Company’s receipt of bankruptcy court approval for the HCS Acquisition in its Chapter 11 case. The purchase price was subject to a potential working capital adjustment, based on HCS having $5.0 million of working capital at closing.

On July 27, 2017, in connection with the anticipated closing of the HCS Acquisition, the Company, NHI, HCS and Butler entered into a Closing Agreement, dated as of the same date (the “Closing Agreement”), relating to certain closing matters and the terms of the HCS Purchase Agreement. The Closing Agreement provided for the following: (i) eliminate the $240,000 indemnification escrow under the HCS Purchase Agreement; (ii) provide for NHI’s reimbursement to Butler of $100,000 in costs and expenses incurred by Butler in consideration for the delay in closing the HCS Acquisition; (iii) clarify the treatment of certain of HCS’s outstanding tax obligations; (iv) provide that an adjustment to the purchase price under the HCS Purchase Agreement will be made in connection with the calculation of final closing date net working capital of HCS only if there is a difference between such amount and the pre-closing estimate of greater than three percent; and (v) make certain other changes to the HCS Purchase Agreement. We have made claims against Butler for a working capital adjustment, indemnification and other reimbursements and payments under the terms of the HCS Purchase Agreement and are in discussions with Butler regarding these claims. As of the date of this filing, the claims are unresolved and the Company has not recorded any amounts for these claims in the consolidated financial statements.

On July 27, 2017, the Company and NHI completed the HCS Acquisition pursuant to the terms of the HCS Purchase Agreement and the Closing Agreement, as a result of which HCS became a wholly-owned subsidiary of NHI.

The net purchase price was allocated as follows (in thousands):

Cash	$246
Accounts receivable	7,465
Other assets	59
Property and equipment	581
Intangible assets:
Customer relationships	6,895
Trademark	1,147
Non-compete	627
Goodwill	12,705
Accrued compensation and benefits	(4,751)
Long-term debt, including current portion of $426	(683)
Other current liabilities	(708)
Net assets acquired	$23,583

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

The gross contractual amount of accounts receivable is $7.5 million, which approximates fair value. Goodwill and trademarks are considered indefinite-lived assets and are not subject to future amortization, but will be tested for impairment at least annually. Goodwill is comprised primarily of processes for services and knowhow, assembled workforces and other intangible assets that do not qualify for separate recognition. The amortization period for the intangibles for customer relationships and the non-compete agreement are seven and three years, respectively. The goodwill will be deductible for tax purposes.

HCS’s results are included in our consolidated statement of operations beginning July 27, 2017. The following unaudited pro forma financial information presents the combined results of HCS and Novation as if the HCS Acquisition had occurred on January 1, 2016 (in thousands). The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations actually would have been or what results may be expected in the future.

	For the Year Ended December 31,
	2017	2016
Service fee income	$63,246	$55,161
Income (loss) from continuing operations	$(9,331)	$3,903
Net income (loss)	$(8,450)	$5,869

Basic and diluted earnings per share:
Net income (loss) from continuing operations	$(0.10)	$0.04
Net income (loss)	$(0.09)	$0.06

Included in general and administrative expenses, primarily during 2017, are approximately $1.3 million in fees associated with the HCS Acquisition, including $0.9 million in investment advisor fees.

Sale of Corvisa LLC. Subject to the terms and conditions of the Membership Interest Purchase Agreement, dated as of December 21, 2015, by and among the Company, Corvisa Services, LLC ("Corvisa") and ShoreTel, Inc. ("Shoretel"), Shoretel agreed to purchase 100% of the membership interests of Corvisa, at the time a wholly-owned subsidiary of the Company. The sale closed on January 6, 2016. During the first quarter of 2017, the Company received $1.0 million from the release of the indemnification escrow which was recorded as a gain and included in discontinued operations during 2017.

Results of Discontinued Operations - The results of the Company's discontinued operations are summarized below (in thousands):

	For the Year Ended December 31,
	2017	2016
Recognition of gain upon release of indemnification escrow - Corvisa sale	$1,020	$—
Gain on sale of Corvisa	—	1,966
Expenses related to discontinued operations	(125)	—
Income from discontinued operations, net of income taxes	$895	$1,966

The assets and liabilities of discontinued operations are not material.

Note 5. Accounts and Unbilled Receivables

December 31, 2017 (in thousands)
Accounts receivable	$5,418
Unbilled receivables	2,504

$7,922

As of December 31, 2017, management has determined no allowance for doubtful accounts is necessary.

Note 6. Marketable Securities

The Company's portfolio of available-for-sale securities includes (dollars in thousands):

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
As of December 31, 2017
Marketable securities, current
Mortgage securities	$400	$11,394	$—	$11,794
Equity securities	1	—	—	1
Total	$401	$11,394	$—	$11,795

As of December 31, 2016
Marketable securities, current
Mortgage securities	$450	$9,341	$—	$9,791
Equity securities	112	47	(7)	152
Total	$562	$9,388	$(7)	$9,943

Marketable securities, non-current
Agency mortgage-backed securities	$26,607	$—	$(62)	$26,545

See Note 10 for a discussion of the Company's fair value methods and measurements.

During 2017, the Company's entire portfolio of agency mortgage-backed securities was sold. Proceeds from the sale were $25.2 million and a gain of $79 thousand recognized, included in other income in the Company's consolidated statements of operations and comprehensive income (loss).

Prior to 2016, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. As a result of those activities, the Company holds mortgage securities that continue to be a source of its earnings and cash flow. As of December 31, 2017 and 2016, these mortgage securities consisted entirely of the Company's investment in the residual securities issued by securitization trusts sponsored by the Company. Residual securities consist of interest-only and overcollateralization bonds. There were no other-than-temporary impairments relating to available-for-sale securities for 2017 and 2016. Maturities of retained mortgage securities owned by the Company depend on repayment characteristics and experience of the underlying financial instruments. See Note 10 to the consolidated financial statements for details on the Company's fair value methodology.

The following table relates to the securitizations where the Company retained an interest in the assets issued by the securitization trust (in thousands):

	Principal Outstanding (A)	Assets on Balance Sheet (B)	Liabilities on Balance Sheet	Maximum Exposure to Loss(B)	Year to Date Loss on Sale	Year to Date Cash Flows
December 31, 2017	$2,714,823	$11,794	$—	$11,794	$—	$3,193
December 31, 2016	$3,185,270	$9,791	$—	$9,791	$—	$5,153
(A)    Principal Outstanding is the aggregate principal of the underlying loans held by the securitization trusts.
(B)    Assets on Balance Sheet and Maximum Exposure to Loss is the estimated fair value of securities issued by the entity and recorded as marketable securities, current in the consolidated balance sheets.

Note 7. Goodwill and Intangible Assets

	December 31, 2017 (in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived assets
Goodwill	$8,205	$—	$8,205
Tradenames	1,147	—	1,147
	$9,352	$—	$9,352

Finite-lived assets
Customer relationships	6,895	410	6,485
Non-compete agreement	627	87	540
	$7,522	$497	$7,025

Year Ended December 31, 2017
Goodwill activity (in thousands):
Balance, December 31, 2016	$—
Goodwill recorded in connection with the HCS Acquisition	12,705
Impairment charge	(4,500)

Balance, December 31, 2017	$8,205

During the fourth quarter of 2017, HCS was notified that a customer was significantly reducing the level of staff outsourced to HCS. The last pay period in 2017 was the final service period for these employees. This customer represented more than 20% of the Company's service fee income during 2017. Accordingly, management completed a goodwill impairment assessment as of December 31, 2017, determined that the carrying value of the HCS goodwill exceeded the fair value by $4.5 million and recorded a goodwill impairment charge for the year ended December 31, 2017. Management assessed the other indefinite and definite lived intangible assets and determined no impairment existed as of December 31, 2017.

Amortization expense (in thousands)
2017	$496
Estimated amortization expense (in thousands)
2018	1,194
2019	1,194
2020	1,107
2021	985
2022	985
Thereafter	1,560
Total estimated amortization expense	$7,025

Note 8. Borrowings

Revolving Credit Agreement. As of December 31, 2017, HCS had $3.3 million outstanding under a Revolving Credit and Security Agreement (the “FNCC Credit Agreement”) between HCS and Federal National Payables, Inc. (d/b/a Federal National Commercial Credit) (“FNCC”) providing HCS with a line of credit of up to $5,000,000. Availability under the FNCC Credit Agreement is based on a formula tied to HCS’s eligible accounts receivable. Borrowings, and borrowings under the FNCC Credit Agreement bear interest at the prime rate plus 1.25%. The FNCC Credit Agreement also provides for customary origination and collateral monitoring fees payable to FNCC during its term. The initial term of the FNCC Credit Agreement expires on November 17, 2018, but it will be renewed automatically for consecutive one-year terms thereafter unless the FNCC Credit Agreement is terminated pursuant to its terms. The obligations of HCS under the FNCC Credit Agreement are secured by HCS’s inventory and accounts receivable.

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

Note Refinancing and 2017 Notes. Prior to the third quarter of 2017, the Company had outstanding three series of unsecured 2011 Notes pursuant to three separate “Indentures” with an aggregate principal balance of $85.9 million. On July 27, 2017, the Company entered into a Senior Secured Note Purchase Agreement, dated as of the same date (the “Note Purchase Agreement”), with NHI and HCS as guarantors (together with the Company, collectively, the “Credit Parties”), the Noteholders and Wilmington Savings Fund Society, FSB, as collateral agent for the benefit of the Noteholders, to refinance $85.9 million of principal indebtedness of the Company under the 2011 Notes. Pursuant to the Note Purchase Agreement, the Noteholders exchanged their 2011 Notes for new notes from the Company in the same aggregate principal amount (collectively, the “2017 Notes”) on the terms and conditions set forth therein.

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

Property Financing. HCS financed the acquisition of property used in its operations under two separate financing agreements. The total amount financed under the agreements was $1.3 million at an aggregate nominal interest rate of 4.1%. The total amount outstanding under these loans was $0.6 million as of December 31, 2017 of which $0.4 million was current and is included in other current liabilities.

Note 9. Commitments and Contingencies

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

Although it is not possible to predict the outcome of any legal proceeding, in the opinion of management, other than the active proceedings described in detail below, proceedings and actions against the Company should not, individually, or in the aggregate, have a material effect on the Company's financial condition, operations and liquidity. Furthermore, due to the uncertainty of any potential loss as a result of pending litigation and due to the Company's belief that an adverse ruling is not probable, the Company has not accrued a loss contingency related to the following matters in its consolidated financial statements. However, a material outcome in one or more of the active proceedings described below could have a material impact on the results of operations in a particular quarter or fiscal year. See Note 2 to the consolidated financial statements for a description of the impact of the Company's Chapter 11 case on these proceedings.

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

On June 20, 2011, the National Credit Union Administration Board, as liquidating agent of U.S. Central Federal Credit Union, filed an action against NMFC and numerous other defendants in the United States District Court for the District of Kansas, claiming that the defendants issued or underwrote residential mortgage-backed securities pursuant to allegedly false or misleading registration statements, prospectuses, and/or prospectus supplements. On August 24, 2012, the plaintiff filed an amended complaint making essentially the same claims against NMFC. NMFC filed a motion to dismiss the amended complaint which was denied on September 12, 2013. The defendants had claimed that the case should be dismissed based upon a statute of limitations and sought an appeal of the court's denial of this defense. An interlocutory appeal of this issue was allowed, and on August 27, 2013, the Tenth Circuit affirmed the lower court’s denial of defendants’ motion to dismiss the plaintiff’s claims as being time barred; the appellate court held that the Extender Statute, 12 U.S.C. §1787(b)(14) applied to plaintiff’s claims. On June 16, 2014, the United States Supreme Court granted a petition of NMFC and its co-defendants for certiorari, vacated the ruling of the Tenth Circuit, and remanded the case back to that court for further consideration in light of the Supreme Court’s decision in CTS Corp. v. Waldburger, 134 S. Ct. 2175 (2014). On August 19, 2014, the Tenth Circuit reaffirmed its prior decision, and on October 2, 2014 the defendants filed a petition for writ of certiorari with the Supreme Court, which was denied. On March 22, 2016, NMFC filed motions for summary judgment, and plaintiff filed a motion for partial summary judgment. Those motions remain pending. Given that plaintiff did not file a timely proof of claim in NMFC’s bankruptcy case, the Company believes it is likely that the case will be dismissed. The Company and NMFC have meritorious defenses to the case and expects it to defend the case vigorously in the event it proceeds.

On February 28, 2013 the Federal Housing Finance Agency, as conservator for the Federal Home Loan Mortgage Corporation (Freddie Mac) and purportedly on behalf of the Trustee of the NovaStar Mortgage Funding Trust, Series 2007-1 (the “Trust”), a securitization trust in which the Company retains a residual interest, filed a summons with notice in the Supreme Court of the State of New York, County of New York against the Company and NMI. The notice provides that this is a breach of contract action with respect to certain, unspecified mortgage loans and defendants' failure to repurchase such loans under the applicable agreements. Plaintiff alleges that defendants, from the closing date of the transaction that created the Trust, were aware of the breach of the representations and warranties made and failed to give notice of and cure such breaches, and due to the failure of defendants to cure any breach, notice to defendants would have been futile. The summons with notice was not served until June 28, 2013. By letter dated June 24, 2013, the Trustee of the Trust forwarded a notice from Freddie Mac alleging breaches of representations and warranties with respect to 43 loans, as more fully set forth in included documentation. The 43 loans had an aggregate, original principal balance of about $6.5 million. On August 19, 2013, Deutsche Bank National Trust Company, as Trustee, filed a complaint identifying alleged breaches of representations and warranties with respect to seven loans that were included in the earlier list of 43 loans. Plaintiff also generally alleged a trust-wide breach of representations and warranties by defendants with respect to loans sold and transferred to the trust. Plaintiff seeks specific performance of repurchase obligations; compensatory, consequential, recessionary and equitable damages for breach of contract; specific performance and damages for anticipatory breach of contract; indemnification (indemnification against NMI only) and damages for breach of the implied covenant of good faith and fair dealing. On October 9, 2013, the Company and NMI filed a motion to dismiss plaintiff’s complaint. This motion to dismiss was withdrawn after plaintiff filed an amended complaint on January 28, 2014, and on March 4, 2014 the Company and NMI filed a motion to dismiss the amended complaint. By a Decision/Order dated November 30, 2017, the court granted in part and denied in part the motion to dismiss the amended complaint. The court dismissed all claims except for plaintiff’s claim for damages for breach of contract, to the extent that claim is based on the Company’s and NMI’s alleged failure to notify plaintiff of allegedly defective loans, and plaintiff’s claim for indemnification. The court denied the motion to dismiss these claims without prejudice to the Company’s and NMI’s right to file a new motion to dismiss in conformity with procedures to be established in coordinated proceedings before the court addressing similar claims against numerous defendants. Briefing of the indemnification issues is now underway. Given the stage of the litigation, the Company cannot provide an estimate of the range of any loss. The Company believes it has meritorious defenses to the case and expects to defend the case vigorously.

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

•
Level 2 – Valuations based on observable inputs in active markets for similar assets and liabilities, other than Level 1 prices, such as quoted interest or currency exchange rates for substantially the full term of the asset or liability.

•	Level 3 – Valuations based on significant unobservable inputs that are supported by little or no market activity, such as discounted cash flow methodologies based on internal cash flow forecasts.

The following tables present for each of the fair value hierarchy levels, the Company's assets and liabilities which are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
December 31, 2017
Marketable securities, current	$11,795	$1	$—	—	$11,794
December 31, 2016
Marketable securities, current	$9,943	$152	$—		$9,791
Marketable securities, non-current	26,545	26,545	—		—
	$36,488	$26,697	$—		$9,791

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

Mortgage securities - available-for-sale. The Company's mortgage securities include traditional agency mortgage-backed securities, with valuations based on quoted prices in active markets for identical assets (Level 1). Additionally, mortgage securities include investments that were retained during the Company's lending and securitization process, conducted prior to 2016. For the retained mortgage securities, the Company maintains the right to receive excess interest and other cash flow generated through the mortgage loan securitization vehicle. The Company receives the difference between the interest on the mortgage loans and the interest paid to the securitization bondholders. The Company also owns overcollateralization ("OC") classes of various securitization trusts. These OC bonds represent the difference in the principal of the underlying mortgage loans compared to the bonds sold to third parties. This extra collateral serves as a cushion for losses that have and may occur in the underlying mortgage pool. The OC bonds may receive cash if and when it is determined that actual losses are less than expectations. As of December 31, 2017, the aggregate overcollateralization was $27.0 million. The timing and amount of cash to be generated by the OC bonds is contingent upon the performance of the underlying mortgage loan collateral.

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

As discussed in Note 1, the Company sold a portion of its retained mortgage securities subsequent to December 31, 2017. The Company evaluated the market conditions and other factors existing at the time of the sale as compared to December 31, 2017 and determined that conditions were substantially the same as of the sale date and December 31, 2017. Therefore, as of December 31, 2017 the Company valued these securities at the price at which it was sold. However, the Company determined that it could not extrapolate that price to the other retained mortgage securities because the underlying assets and their performance are not substantially similar to that of the security that was sold. Therefore, the other mortgage securities have been valued as discussed below.

The critical assumptions used in estimating the value of the mortgage securities include market interest rates, rate and severity of default, prepayment speeds and how long the security will continue to provide cash flow. To determine the assumptions, the

Company and its independent valuation specialist rely primarily on historical mortgage loan performance and appropriate general economic indicators. The Company continuously reviews the assumptions used and monitors the efforts of the independent valuation specialist. The significant unobservable inputs used in preparing the fair value estimates are:

	As of December 31,
	2017	2016
Weighted average:
Loss severity	62.1%	49.6%
Default rate	2%	2.1%
Prepayment speed	13.5%	9.8%
Servicer's optional redemption date	None	None

The following table provides a reconciliation of the beginning and ending balances for the Company's retained mortgage securities – available-for-sale which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	For the Year Ended December 31,
	2017	2016
Balance, beginning of period	$9,791	$2,011
Increases (decreases) to mortgage securities – available-for-sale:
Proceeds from paydowns of securities, net (A)	(51)	(75)
Mark-to-market value adjustment	2,054	7,855
Net increases (decreases) to mortgage securities – available-for-sale	2,003	7,780
Balance, end of period	$11,794	$9,791

(A)	Cash received on mortgage securities with no cost basis was $2.8 million and $4.7 million during 2017 and 2016, respectively.

The following disclosure of the estimated fair value of financial instruments presents amounts that have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies could have a material impact on the estimated fair value amounts. The fair value of short-term financial assets and liabilities, such as service fees receivable, accounts payable and accrued expenses are not included in the following table as their fair value approximates their carrying value.

The estimated fair values of the Company's financial instruments are as follows as of December 31, 2017 and 2016 (in thousands):

	As of December 31,
	2017		2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Marketable securities	$11,795	$11,795	$36,488	$36,488
Financial liabilities:
Senior notes	$85,938	$23,018	$85,938	$23,349

For the items in the table above not measured at fair value in the consolidated balance sheets but for which the fair value is disclosed, the fair value has been estimated using Level 3 methodologies, based on significant unobservable inputs that are supported by little or no market activity, such as discounted cash flow calculations based on internal cash flow forecasts. No assets or liabilities have been transferred between levels during any period presented.

Senior Notes. The fair value is estimated by discounting future projected cash flows using a discount rate commensurate with the risks involved. The interest rate on the senior notes is three-month LIBOR plus 3.5% per annum until maturity in March 2033. The three-month LIBOR used in the analysis was projected using a forward interest rate curve.

Financial assets reported at fair value on a nonrecurring basis include the following (in thousands):

	December 31, 2017
	Fair Value (Level 3)	Gains and (Losses)
Goodwill	$8,205	$(4,500)

Activity during 2017 for Goodwill, the Company's only Level 3 asset, measured on a nonrecurring basis is included in the following table (in thousands):

Goodwill
Balance, December 31, 2016	$—
Goodwill recorded in connection with the HCS Acquisition	12,705
Impairment charge	(4,500)
Balance, December 31, 2017	$8,205

See note 7 for additional information regarding the Company's Goodwill and Intangible Assets.

Note 11. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options and nonvested shares. The computations of basic and diluted earnings per share for 2017 and 2016 (dollars in thousands, except share and per share amounts) are as follows:

	For the Year Ended December 31,
	2017	2016
Numerator:
Net income (loss) from continuing operations	$(11,760)	$3,247
Income (loss) from discontinued operations	895	1,966
Net income (loss)	$(10,865)	$5,213
Denominator:
Weighted average common shares outstanding – basic	92,800,392	91,905,941

Weighted average common shares outstanding – diluted:
Weighted average common shares outstanding – basic	92,800,392	91,905,941
Stock options	—	—
Nonvested shares	—	—
Weighted average common shares outstanding – diluted	92,800,392	91,905,941
Basic earnings per share:
Net income (loss) from continuing operations	$(0.13)	$0.04
Income (loss) from discontinued operations	0.01	0.02
Net income (loss)	$(0.12)	$0.06
Diluted earnings per share:
Net income (loss) from continuing operations	$(0.13)	$0.04
Income (loss) from discontinued operations	0.01	0.02
Net income (loss)	$(0.12)	$0.06

The following weighted-average stock options to purchase shares of common stock were outstanding, but were not included in the computation of diluted earnings (loss) per share because the number of shares assumed to be repurchased, as calculated was greater than the number of shares to be obtained upon exercise, therefore, the effect would be antidilutive. There were no options granted during 2016 and 2017.

	For the Year Ended December 31,
	2017	2016
Number of stock options	1,411	4,719
Weighted average exercise price of stock options	$0.89	$0.68

During 2016, the Company granted 0.1 million nonvested shares to a director and these shares vested in 2016. During 2017, the Company granted 4.3 million shares to directors, officers and other members of management. Substantially all of these shares will vest in 2018, assuming the grantees are employed at the vest date. As of December 31, 2017 and 2016, respectively, the Company had approximately 4.3 million and 0.1 million nonvested shares outstanding. The weighted average impact of 1.1 million and 0.9 million nonvested shares were not included in the calculation of earnings per share for 2017 and 2016, respectively, because they were anti-dilutive.

Note 12. Income Taxes

The components of income tax expense (benefit) from continuing operations are (in thousands):

	For the Year Ended December 31,
	2017	2016
Current:
Federal	$(1)	$(14)
State and local	15	(7)
Total current	$14	$(21)

Below is a reconciliation of the expected federal income tax expense (benefit) using the federal statutory tax rate of 35% to the Company’s actual income tax benefit and resulting effective tax rate (in thousands).

	For the Year Ended December 31,
	2017	2016
Income tax (benefit) at statutory rate	$(3,802)	$1,129

State income taxes, net of federal tax benefit	(54)	211
Valuation allowance	(131,234)	14,595
Change in federal tax rate	33,640	—
Change in state tax rate	100,899	(16,475)
Bankruptcy reorganization	746	437
Uncertain tax positions	(4)	(35)
Other	(177)	117
Total income tax expense (benefit)	$14	$(21)

In 2017, the federal statutory rate for periods beginning after December 31, 2017 was changed to 21%. This change in rate caused a significant change to the Company's deferred tax assets as they pertain to its net operating losses ("NOLs"). The 2017 change in deferred tax assets related to the federal NOLs was $100.9 million in the current year. This was offset by a decrease in the valuation allowance by $100.9 million. Prior to 2016, the Company concluded that it was no longer more likely than not that it would realize a portion of its deferred tax assets. Therefore, the Company maintained a full valuation allowance against its net deferred tax assets as of both December 31, 2017 and 2016.

The Company's determination of the realizable deferred tax assets requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods. As of December

31, 2017 and 2016, the Company maintained a valuation allowance of $162.7 million and $292.2 million, respectively, for its deferred tax assets.

In 2017, due to the purchase of HCS, the Company reassessed their state apportionment rates. Based on available information, the Company changed the apportionment factors, specifically the apportionment factor used for allocation of income to the State of Missouri. In this reassessment, the Company determined that as of December 31, 2017 it was no longer appropriate to apportion 100% of the Federal NOL to the state of Missouri, but rather the company would apportion approximately 13%. As a result of this reassessment, the Company recalculated the deferred tax assets which resulted in the reduction of the deferred tax asset related to state NOLs totaling approximately $33.6 million in the current year. This was offset by a decrease in the valuation allowance of approximately $33.6 million. Significant components of the Company’s deferred tax assets and liabilities are (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Basis difference – investments	$8,015	$17,261
Federal NOL carryforwards	145,608	239,942
State NOL carryforwards	8,301	35,896
Other	2,756	2,816
Gross deferred tax asset	164,680	295,915
Valuation allowance	(162,708)	(292,214)
Deferred tax asset	1,972	3,701
Deferred tax liabilities:
Other	1,972	3,701
Deferred tax liability	1,972	3,701
Net deferred tax asset	$—	$—

As of December 31, 2017, the Company had a federal NOL of approximately $692.0 million, including $307.3 million in losses on mortgage securities that have not been recognized for income tax purposes. The federal NOL may be carried forward to offset future taxable income, subject to applicable provisions of the Internal Revenue Code (the "Code"). If not used, these NOLs will expire in years 2025 through 2037. The Company has state NOL carryforwards arising from both combined and separate filings from as early as 2004. The state NOL carryforwards may expire as early as 2017 and as late as 2037.

The activity in the accrued liability for unrecognized tax benefits, included in other current liabilities, was (in thousands):

	For the Year Ended December 31,
	2017	2016
Beginning balance	$331	$368
Gross increases – tax positions in current period	22	2
Lapse of statute of limitations	(25)	(39)
Ending balance	$328	$331

As of December 31, 2017 and 2016, the total gross amount of unrecognized tax benefits was $0.3 million, which also represents the total amount of unrecognized tax benefits that would impact the effective tax rate. The Company anticipates a reduction of unrecognized tax benefits of less than $0.1 million due the lapse of statute of limitations in the next twelve months. The Company does not expect any other significant change in the liability for unrecognized tax benefits in the next twelve months. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. The benefit for interest and penalties recorded in income tax expense was not significant for 2017 and 2016. There were accrued interest and penalties of less than $0.1 million as of both December 31, 2017 and 2016. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. Tax years 2013 to 2017 remain open to examination for both U.S. federal income tax and major state tax jurisdictions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our executive chairman and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our executive chairman and chief financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures were not effective as of December 31, 2017, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2017 based on the framework set forth in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the
Treadway Commission. Based on that evaluation and its assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2017.

Description of Material Weakness

As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations above and in Note 4 to our accompanying consolidated financial statements, in July 2017, we acquired HCS, which now is our primary business activity. Prior to the HCS Acquisition, HCS was a privately-owned business with limited administrative and accounting resources, accounting software inappropriate for the size of the business and generally weak accounting processes, procedures and controls. Specifically, material weaknesses existed in HCS's processes, procedures and controls with respect to revenue, receivables, payment of payroll taxes and estimating various accrued expenses.

Remediation of Material Weakness

We are working to improve the processes, procedures and controls at HCS and remediate this material weakness. Since the HCS Acquisition in July 2017, we have implemented improvements in processes, procedures and controls and we will continue to do so. We are evaluating the accounting professionals at the Company and HCS and will determine if additional resources with relevant experience are needed. We will disclose in future periods the progress we have made in efforts to remediate this material weakness.

Changes in Internal Control Over Financial Reporting

As a result of the HCS acquisition and the generally weak controls at HCS discussed above, we determined that we have a material weakness in our disclosure controls and procedures and internal control over financial reporting. We are working to remediate this material weakness as discussed above.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

Howard M. Amster, age 70, has been a member of the Board since 2009. Mr. Amster currently is an owner and operator of multiple real estate investments. Since March 1998, Mr. Amster has served as President of Pleasant Lake Apts. Corp., the corporate general partner of Pleasant Lake Apts. Limited Partnership. Mr. Amster also serves as a director of Maple Leaf
Financial, Inc., the holding company for Geauga Savings Bank, and newAX, Inc. (formerly Astrex, Inc.). Since June 2015, Mr. Amster also has served as a Financial Advisor at McDonald Partners, LLC, a securities brokerage firm. From 2000 to May 2015, Mr. Amster served as a Principal with Ramat Securities Ltd., a securities brokerage firm. From 1992 to 2000, Mr. Amster was an investment consultant with First Union Securities (formerly EVEREN Securities and formerly Kemper Securities). The Board believes Mr. Amster’s qualifications to serve on the Board include his investment experience and his service as a director of public companies.

Charles M. Gillman, age 48, has been a member of the Board since January 2016. Mr. Gillman is the head of the IDWR Multi-Family Office (“IDWR”), a position he has held since 2013. IDWR employs a team of analysts with expertise in finding publicly traded companies that require operational enhancement and an improvement in corporate capital allocation. From 2001 to 2013, Mr. Gillman was a portfolio manager of certain family office investment portfolios at Nadel and Gussman, LLC. Prior to his employment at Nadel and Gussman, Mr. Gillman worked in the investment industry and as a strategic management consultant at McKinsey & Company, where he gained experience designing operational turnarounds of U.S. and international companies. Mr. Gillman currently serves on the board of directors of Points International, Digirad and Solitron. Mr. Gillman is a Summa Cum Laude graduate of the Wharton School and a Director of the Penn Club of New York which serves as the Manhattan home of the Wharton and Penn alumni community. The Board believes that Mr. Gillman’s qualifications to serve on the Board include his significant experience as a successful portfolio manager, M&A experience and divestiture experience.

Barry A. Igdaloff, age 63, has been a member of the Board since 2009. Mr. Igdaloff served as the sole proprietor of Rose Capital, a registered investment advisor in Columbus, Ohio, since 1995. Mr. Igdaloff has been a director of Dynex Capital, Inc. since 2000. Previously, Mr. Igdaloff was a director of Guest Supply, Inc. prior to its acquisition by Sysco Foods in 2001.  Prior to entering the investment business, Mr. Igdaloff was an employee of Ernst & Whinney’s international tax department.  Mr. Igdaloff is a non-practicing CPA and a non-practicing attorney. The Board believes Mr. Igdaloff’s qualifications to serve on the Board include his financial expertise, his years of experience as an investment advisor, attorney, and CPA and his service as a director of public companies.

Robert G. Pearse, age 58, has been a member of the Board since April 2015. Mr. Pearse currently serves as a Managing Partner at Yucatan Rock Ventures, where he specializes in technology investments and consulting, and has served in that position since August 2012. Mr. Pearse serves as a director for Ameri Holdings, Inc. (OTC:AMRH), Chairman of the
Compensation Committee and member of the Audit Committee since May 2015. Previously, Mr. Pearse served as Chairman of the Board of directors for Crossroads Systems, Inc. (NASDAQ:CRDS) from May 2016 to October 2017, and chairman of the Compensation Committee and member of the Audit Committee and the Nomination and Governance Committee from July 2013 to October 2017. Mr. Pearse served as a director for Aviat Networks, Inc. (NASDAQ:AVNW), and member of the Compensation Committee and the Nominating and Governance Committee from January 2015 to November 2016. From 2005 to 2012, Mr.
Pearse served as vice president of Strategy and Market Development at NetApp, Inc. (NASDAQ:NTAP), a computer storage and data management company. From 1987 to 2004, Mr. Pearse held leadership positions at Hewlett-Packard Inc. (NYSE:HPQ), most recently as the vice president of Strategy and Corporate Development from 2001 to 2004. Mr. Pearse’s professional experience also includes positions at PricewaterhouseCoopers LLP, Eastman Chemical Company (NYSE:EMN), and General Motors Company (NYSE:GM). Mr. Pearse earned a Master of Business Administration degree from the Stanford Graduate School of Business in 1986, and a Bachelor of Science degree in Mechanical Engineering from the Georgia Institute of Technology in 1982. The Board believes Mr. Pearse’s qualifications to serve on the Board include his extensive business development and financial expertise.

David W. Pointer, age 48, has been our Chief Executive Officer and Chairman of the Board since March 27, 2018. He has served as the Managing Partner of V.I. Capital Management, LLC, a registered investment advisory firm that he founded, since January 2008. Prior to that, Mr. Pointer was a Senior Portfolio Manager and Senior Vice President at ICM Asset Management, an employee owned investment manager, from September 2003 to September 2007, as well as Portfolio Manager at AIM/INVESCO Investments, an investment management firm, from July 1999 to August 2003. Mr. Pointer has served on the Board of Directors of CompuMed, Inc., an enterprise telemedicine solutions company, since December 2013 and as Chairman since October 2014, and as Co-Chief Executive Officer from November 2015 to January 2016. He also has served on the Board of Directors of Solitron Devices, Inc., a manufacturer of solid-state semiconductor components, since August 2015 and as Chairman since July 2016. Previously, Mr. Pointer served on the Board of Directors of ALCO Stores, Inc., a retailer, from September 2014 to June 2015. Mr. Pointer has taught Corporate Finance as an adjunct faculty in Whitworth University’s MBA program as well as Gonzaga University’s MBA program and is an expert in financial analysis and financial markets. Mr. Pointer holds a Bachelor of Science in Business Administration from Central Washington University and a Master of Business

Administration from the Wharton School of Business at the University of Pennsylvania. Mr. Pointer is a member of the CFA Institute and a Chartered Financial Analyst.

Carolyn K. Campbell, age 47, has served as our Chief Financial Officer since August 2017. She previously worked as an independent contractor in internal audit and tax roles for various businesses from July 2016 to August 2017. From 2007 to March 2016, Ms. Campbell served as the Company’s Internal Audit Manager and was responsible for overseeing corporate audit processes and developing and implementing risk-based audit plans and internal controls over financial recordkeeping and reporting. From 2001 to 2004, Ms. Campbell was an internal auditor with Butler Manufacturing Company, a construction engineering company. From 1995 to 2001, Ms. Campbell was employed by Houlihan’s Restaurant Group, a developer of restaurant concepts, most recently as a tax analyst. Ms. Campbell holds a Bachelor of Science in Business Administration from the University of Central Missouri.

Richard M. Rector, age 61, is the President of HCS. Mr. Rector has more than 30 years of experience in Staffing and Business
Management of mid-size to large businesses. Prior to joining HCS in October 2015, Mr. Rector was Executive Vice President and Co-Owner of an international modernization and staffing company for ten years. Before that, he served as a Regional Manager for two mid-sized companies in the staffing industry. He has extensive experience in business administration, staffing, operations, and automation. Mr. Rector has a Bachelor of Business Administration in Administrative Management and Marketing from the University of North Texas.

CORPORATE GOVERNANCE AND RELATED MATTERS

Board Leadership Structure

The Board is led by Mr. Pointer, the Company's Chief Executive Officer and Chairman of the Board, and by Mr. Igdaloff, who serves as the Company's Lead Independent Director having such responsibilities set forth in the Company's' Corporate Governance Guidelines. The Board has determined that this leadership structure is in the best interests of the Company’s shareholders at this time.

Board and Committee Meetings

During 2017, there were 4 meetings of the Board, 2 meetings of the Audit Committee, 2 meetings of the Compensation Committee and no meetings of the Nominating and Corporate Governance Committee, in addition to actions taken by unanimous written consent. Each director participated in at least 75% of the meetings of the Board and the committees on which he served during the periods for which he has been a director or committee member. We have no written policy regarding director attendance at our annual meetings of shareholders.

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

Audit Committee.  The responsibilities of the Audit Committee are set forth in its charter and include assisting the Board in fulfilling its oversight responsibility relating to: (i) the integrity of the Company’s consolidated financial statements and financial reporting process and its system of internal accounting and financial controls; (ii) the performance of the internal audit function; (iii) the performance of the independent auditors, which would include an evaluation of the independent auditor’s qualifications and independence; (iv) the Company’s compliance with legal and regulatory requirements, including disclosure controls and procedures; and (v) the preparation of an Audit Committee report to be included in the Company’s annual proxy statement.  The Audit Committee consists of Barry A. Igdaloff, Howard M. Amster, and Robert G. Pearse, with Mr. Igdaloff serving as the chairman.  The Board has determined that Barry A. Igdaloff and Robert G. Pearse qualify as “audit committee financial experts” under SEC rules and that each Audit Committee member has sufficient knowledge in reading and understanding the Company’s consolidated financial statements to serve on the Audit Committee.

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

The charter of the Compensation Committee permits the Compensation Committee to engage outside consultants. In 2017, the Compensation Committee did not retain a compensation consultant.

Corporate Governance Documents

The Company’s Corporate Governance Guidelines, Code of Conduct, and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available at the Investors-Corporate Governance section of our website, www.novationcompanies.com.  The Company will also provide copies of these documents free of charge to any shareholder who sends a written request to: Novation Companies, Inc., Investor Relations, 500 Grand Boulevard, Suite 201B, Kansas City, MO 64106.

Code of Ethics

The Company has adopted a Code of Conduct that applies to our directors, principal executive officer, principal financial officer, principal accounting officer, and other employees. The Code of Conduct is available at the Investors-Corporate Governance section of our website, www.novationcompanies.com. We intend to satisfy the disclosure requirements regarding any amendment to, or waiver from, a provision of our Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions by disclosing such matters on our website within four business days.

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

The Nominating and Corporate Governance Committee considers candidates for the Board based upon several criteria set forth in the Company’s Corporate Governance Guidelines, including their broad-based business and professional skills and experience, education, accounting and financial expertise, age, reputation, civic and community relationships, concern for the long-term interest of shareholders, personal integrity and judgment, knowledge and experience in the Company’s industry (such as operations, finance, accounting and marketing experience and education) and diversity.  The Nominating and Corporate Governance Committee considers diversity in the broadest sense, thus including factors such as age, gender, race, ethnicity and geographic location, as well as a variety of experience and educational backgrounds when seeking nominees to the Board.  The Nominating and Corporate Governance Committee does not have a formal diversity policy in place.

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

Involvement in Certain Legal Proceedings

Company director Charles M. Gillman is subject to an SEC administrative order, dated February 14, 2017 (Securities Exchange Act Release No. 80038), relating to alleged violations of Section 13(d) of the Exchange Act and the rules promulgated thereunder, including failing to disclose the members of a stockholder group, and further allegations that he violated Section 16(a) of the Exchange Act and the rules promulgated thereunder, including failing to timely file initial statements of beneficial ownership on Form 3 and changes thereto on Form 4. Without admitting or denying any violations,Mr. Gillman agreed to cease and desist from committing or causing any violations of (i) Section 13(d) of the Exchange Act and Rules 13d-1 and 13d-2 promulgated thereunder and (ii) Section 16(a) of the Exchange Act and Rules 16a-2 and 16a-3 promulgated thereunder, and paid a civil penalty to the SEC in the amount of $30,000.

V.I. Capital Management, LLC (“V.I. Capital”) and Chief Executive Officer and Chairman of the Board David W. Pointer are
subject to a consent order (the “Consent Order”) from the State of Washington Department of Financial Institutions, Securities
Division, dated March 12, 2018 (Order Number S-16-2093-17-CO01), relating to alleged breaches of their fiduciary duty as investment advisors to their clients, including (i) failure to disclose certain conflict of interest stemming from Mr. Pointer’s service on the Boards of Directors of CompuMed, Inc. and Solitron Devices, Inc., (ii) pledging V.I. Capital investment fund assets as collateral for a line of credit for CompuMed, Inc. and failing to disclose such pledge to V.I. Capital’s year-end auditor, and (iii) failure to timely distribute audited financial statements and a final fund audit to investors. As conditions of the Consent Order, V.I. Capital and Mr. Pointer agreed to (i) cease and desist from violating the Securities Act of 1933, (ii) pay a fine of $10,000 and (iii) pay costs of $2,500. Mr. Pointer also agreed that he will not be a principal, officer or owner of an investment adviser or broker-dealer for 10 years following the entry of the Consent Order, but he may apply for a securities salesperson or investment adviser representative registration with an acceptable plan of supervision.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, and holders of more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely upon a review of the copies of the forms furnished to us and written representations made by our directors and officers, we believe that our directors, officers and holders of more than 10% of our common stock complied with all applicable filing requirements during fiscal year 2017, except that Messrs. Eberwein and Igdaloff each filed a Form 4 on
December 18, 2017, reporting a transaction that occurred on December 13, 2017, and Mr. Rector filed a Form 4 on August 2,
2017, reporting a transaction that occurred on July 27, 2017.

Item 11. Executive Compensation

DIRECTOR COMPENSATION

The following table presents a summary of the compensation earned by each director who served on the Board during the fiscal year ended December 31, 2017, other than our former Executive Chairman Mr. Eberwein, whose compensation is described in the Executive Compensation section below:

Name and Principal Position	Fees earned or paid in cash ($)	Stock Awards ($) (1)	Total ($)
Barry A. Igdaloff	$21,411	$25,000	$46,411
Howard M. Amster	8,921	25,000	33,921
Charles M. Gillman	8,921	25,000	33,921
Robert G. Pearse	11,598	25,000	36,598
(1) Represents the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718.

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

On December 12, 2017, the Compensation Committee approved one-time additional compensation of $25,000 in cash and 357,143 shares of restricted stock for Mr. Igdaloff in recognition of his considerable time and effort in connection with the Company’s successful emergence from bankruptcy. These restricted stock awards vest one year from the grant date.

EXECUTIVE COMPENSATION

Our named executive officers during 2017 (each a “Named Executive Officer”) were (i) Carolyn K. Campbell, our Chief Financial Officer, (ii) Richard M. Rector, President of HCS, (iii) Jeffrey E. Eberwein, our former Executive Chairman and (iv) Rodney E. Schwatken, our former Chief Executive Officer, Chief Financial Officer and Treasurer.

Summary Compensation Table

The following table sets forth the compensation of our Named Executive Officers for the periods indicated.

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	All Other Compensation	Total
Carolyn K. Campbell (2)	2017	$43,934	$—	$15,750	$—	$59,684
Chief Financial Officer
Richard M. Rector (3)	2017	101,923	35,000	97,000	6,720	240,643
President, Healthcare Staffing, Inc.
Jeffrey E. Eberwein (4)	2017	41,369	25,000	75,000	—	141,369
Former Executive Chairman
Rodney E. Schwatken (5)	2017	289,904	—	42,400	—	332,304
Former Chief Executive Officer and Chief Financial Officer	2016	300,000	—	—	—	300,000

(1)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2)	Ms. Campbell was appointed Chief Financial Officer on August 14, 2017.

(3)
Compensation for Mr. Rector is presented beginning on July 27, 2017, the date of the HCS Acquisition. Other compensation includes a payment to Mr. Rector for his buyout of accrued paid time off pursuant to the HCS paid time off policy.

(4)	Mr. Eberwein resigned from his position as our Executive Chairman effective March 27, 2018.

(5)	Mr. Schwatken resigned from his position as our Chief Executive Officer effective October 1, 2017.

Outstanding Equity Awards at Fiscal Year-End 2017
The following table sets forth equity incentive plan awards for each of our Named Executive Officers outstanding as of December 31, 2017. There were no outstanding stock options for our Named Executive Officers as of December 31, 2017.

	Stock Awards
Name	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested (1)
Carolyn K. Campbell (2)	150,000	$10,050
Richard M. Rector (3)	1,000,000	67,000
Jeffrey E. Eberwein (4)	1,071,429	71,786
(1)    Based on the closing share price on December 29, 2017 of $0.067.
(2)    Shares of restricted stock granted under the 2015 Incentive Stock Plan. 100% of these shares vest on September 1, 2018, subject to continuous employment with Novation through the vesting date.
(3)    Shares of restricted stock granted under the 2015 Incentive Stock Plan. 40% of these shares vest on July 27, 2018, 35% of these shares vest on July 27, 2019 and 25% of these shares vest on July 27, 2020, subject to continuous employment with HCS through each applicable vesting date.
(4)    Shares of restricted stock granted under the 2015 Incentive Stock Plan. 100% of these shares were forfeited to the
Company as of March 31, 2018, upon Mr. Eberwein’s resignation as a director.

Employment Agreements and Arrangements with Named Executive Officers

Carolyn K. Campbell

Ms. Campbell entered an employment agreement with the Company on August 9, 2017 (the “Campbell Employment
Agreement”). Ms. Campbell's base salary is $150,000, and she is eligible to participate in any equity programs of the Company, at the Company's' discretion. The Campbell Employment Agreement has an indefinite term and provided that Ms. Campbell is an employee “at-will,” and her employment may be terminated at any time by either party, with or without cause, for any reason or no reason. If Ms. Campbell’s employment is terminated by the Company other than for “cause” or by Ms. Campbell for “good reason” (each as defined in the Campbell Employment Agreement), Ms. Campbell will receive, over a period of 3 months following termination, compensation at an annual rate equal to her then-existing annual base salary.

Richard M. Rector

Mr. Rector entered an employment agreement with the Company and HCS on July 27, 2017 (the “Rector Employment Agreement”). Mr. Rector’s base salary is $225,000, and he is eligible to earn a quarterly bonus, based on the Company’s EBITA achievement, and to participate in the Company’s 2015 Incentive Stock Plan. The Rector Employment Agreement also provides for a grant of 1,000,000 restricted shares of the Company’s common stock pursuant to the terms of the Rector Employment Agreement and the Company’s 2015 Incentive Stock Plan. The Rector Employment Agreement has an indefinite term and provides that Mr. Rector is an employee “at-will,” and his employment may be terminated at any time by either party, with or without cause, for any reason or no reason. If Mr. Rector’s employment is terminated by the Company other than for “cause” or by Mr. Rector for “good reason” (each as defined in the Rector Employment Agreement), Mr. Rector will receive, over a period of 6 months following termination, compensation at an annual rate equal to his then-existing annual base salary and immediate vesting of any Novation restricted shares that are scheduled to vest within one year after the date of termination of employment, if any, pursuant to Novation’s 2015 Incentive Stock Plan.

Jeffrey E. Eberwein

Mr. Eberwein was not party to an employment agreement with the Company. Mr. Eberwein received a base salary of $100,000 per annum and, on December 12, 2017, received a restricted stock award of $50,000 of shares vesting one year from the grant date, for serving as Executive Chairman. On December 12, 2017, Mr. Eberwein received one-time additional compensation of $25,000 in cash and 357,143 shares of restricted stock in recognition of his considerable time and effort in connection with the Company’s successful emergence from bankruptcy. Mr. Eberwein resigned from his position as Executive Chairman effective March 27, 2018 and from the Board effective March 31, 2018.

Rodney E. Schwatken

Mr. Schwatken resigned from his positions as the Company’s Chief Executive Officer and Chief Financial Officer effective October 1, 2017. In connection with his resignation, to assist with our transition to a new Chief Executive Officer, Mr. Schwatken entered into an agreement (the “Schwatken Transition Agreement”) with the Company providing for his continued employment as an Executive Advisor on an “at-will” basis from October 2, 2017 to December 31, 2017 (subject to an extension of up to three months at the Company’s discretion) in exchange for (i) a base salary of $18,750 per month from October 2, 2017 through December 1, 2017 and $12,500 per month thereafter, (ii) an award of 400,000 restricted shares of the Company’s common stock pursuant to the terms and conditions of the 2015 Incentive Plan and an award agreement, such shares vesting in full on January 1, 2018, and (iii) certain other benefits. The Schwatken Transition Agreement also provides for the termination of all of Mr. Schwatken’s outstanding options (vested and unvested) to purchase shares of the Company common stock. Mr. Schwatken continues to be bound by certain non-competition, non-solicitation, confidentiality and similar obligations under, and as more particularly described in, his employment agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth sets forth certain information with respect to beneficial ownership of the Company’s common stock as of April 9, 2018 by: (i) each person, or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors and named executive officers, and (iii) all of our current directors and executive officers as a group. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The information relating to 5% beneficial owners is based on information we received from such holders. Except as otherwise set forth below, the address of the persons listed below is c/o Novation Companies, Inc., 500 Grand Boulevard, Suite 201B, Kansas City, Missouri 64106.

	Beneficial Ownership of Common Stock
Name of Beneficial Owner	Shares	Percent of Class (1)
Directors and Named Executive Officers
Howard M. Amster (2)	4,267,331	4.4%
Charles M. Gillman (3)	304,487	*
Barry A. Igdaloff (4)	8,473,709	8.7%
Robert G. Pearse (5)	419,872	*
David W. Pointer	—	—%
Carolyn K. Campbell (6)	150,000	*
Richard M. Rector (7)	1,000,000	1.0%
Rodney E. Schwatken (8)	461,543	*
Jeffrey E. Eberwein (9)	1,282,368	1.3%
All current directors and executive officers as a group (7 persons) (10)	14,615,399	15.0%

5% Beneficial Owners
Massachusetts Mutual Life Insurance Company (11)	19,258,775	19.8%
*	Less than 1%
(1)
Based on 97,138,750 shares of common stock outstanding as of April 9, 2018.  Shares of common stock issuable upon exercise of options, warrants or other rights or the conversion of other convertible securities beneficially owned that are exercisable or convertible within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such securities and rights and all directors and executive officers as a group.

(2)
Consists of 3,248,558 shares of common stock, 208,333 shares of unvested restricted stock and 36,168 shares of common stock issuable upon exercise of options held directly; and 774,272 shares of common stock held in two trusts of which Mr. Amster is the trustee.

(3)	Consists of 96,154 shares of common stock and 208,333 shares of unvested restricted stock.
(4)
Consists of 4,702,497 shares of common stock, 565,476 shares of unvested restricted stock and 36,168 shares of common stock issuable upon exercise of options held directly; and 3,169,568 shares of common stock controlled by Mr. Igdaloff as a registered investment advisor.

(5)	Consists of 211,539 shares of common stock and 208,333 shares of unvested restricted stock.
(6)	Consists of 150,000 shares of unvested restricted stock.
(7)	Consists of 1,000,000 shares of unvested restricted stock.
(8)	Consists of 401,276 shares of common stock held directly and 60,267 shares of stock owned by the Rodney E. Schwatken Trust.
(9)
Consists of 1,274,339 shares of common stock held directly and 8,029 shares of common stock held by Lone Star Value Investors GP, LLC.  Mr. Eberwein, as the manager of Lone Star Value Investors GP, LLC, may be deemed the beneficial owner of the securities owned by Lone Star Value Investors GP, LLC. Mr. Eberwein expressly disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(10)
Consists of 12,202,588 shares of common stock; 2,340,475 shares of unvested restricted stock; and 72,336 shares of common stock issuable upon exercise of options. Excludes shares beneficially owned by Mr. Eberwein and Mr. Schwatken, who are no longer executive officers or directors of the Company.

(11)
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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2017 with respect to compensation plans under which the Company’s common stock may be issued.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders (1)	72,336	$1.17	6,152,088
Equity compensation plans not approved by stockholder	—	—	—
Total	72,336	$1.17	6,152,088

(1)	Represents shares that may be issued pursuant to outstanding options awarded under the 2015 Incentive Plan.

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

Director Independence

The Board has determined that all of our directors are independent within the meaning of SEC and NASDAQ rules.  The Board has also determined that all directors serving on the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are independent within the meaning of SEC and NASDAQ rules.  Although the Company’s securities are not listed on NASDAQ, the Company uses the independence standards provided in NASDAQ rules in determining whether or not our directors are independent.

Item 14. Principal Accountant Fees and Services

Audit Fees

The following table presents aggregate fees billed for professional services rendered by Boulay PLLP. There were no other professional services rendered or fees billed by Boulay PLLP .

	For the Fiscal Year Ended December 31,
	2017	2016
Audit fees (1)	$144,977	$74,381
Audit-related (2)	—	75,632
Tax	35,883
Other (3)	20,311	—

Total	$201,171	$150,013

(1)	Annual audit and quarterly reviews of our consolidated financial statements, assistance with and review of documents filed with the SEC and an audit of the opening balance sheet of HCS.

(2)	Payments for due diligence for the HCS Acquisition and the Company's bankruptcy filings.

(3)	Payments for the audit of the Company's 401(k) plan.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy with respect to the pre-approval of all audit and non-audit services provided by our independent registered public accounting firm.  All fees paid to our independent registered public accounting firm for fiscal years 2017 and 2016 were pre-approved in accordance with these policies. Generally, the policy requires that the Audit Committee annually approve fees exceeding $50,000 for audit services, audit-related and tax services. Fees expected to exceed $10,000 for all other services must be approved prior to engagement for those services.

PART IV

Item 15. Exhibits and Financial Statements Schedules

Financial Statements and Schedules

(1)	The financial statements as set forth under Item 8 of this Form 10-K are included herein.

(2)	The required financial statement schedules are omitted because the information is disclosed elsewhere herein.

Exhibits

We describe the exhibits filed as part of, or incorporated by reference into, this Form 10-K in the attached Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description of Document
2.1
Membership Interest Purchase Agreement, dated as of December 21, 2015, by and among Novation Companies, Inc., Corvisa Services LLC and ShoreTel, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on December 21, 2015).

2.2
Stock Purchase Agreement, dated as of February 1, 2017, by and among Novation Companies, Inc., Novation Holding, Inc., Healthcare Staffing, Inc. and Butler America, LLC (incorporated by reference to Exhibit 2.1 on the Current Report on Form 8-K filed on February 3, 2017).**

2.3
Closing Agreement, dated as of July 27, 2017, by and among Novation Companies, Inc., Novation Holding, Inc., Healthcare Staffing, Inc. and Butler America, LLC (incorporated by reference to Exhibit 2.1 on the Quarterly Report on Form 10-Q filed on February 26, 2018).

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 2, 2017).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on August 2, 2017).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Quarterly Report Form 10-Q filed on August 5, 2005).
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
10.3
Form of Restricted Stock Award Agreement for Non-Employee Directors under the Novation Companies, Inc. 2015 Incentive Stock Plan (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed on October 26, 2017).*

10.4
Form of Restricted Stock Award Agreement for Employees under the Novation Companies, Inc. 2015 Incentive Stock Plan (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on October 26, 2017).*

10.5	Amended and Restated 2004 Incentive Stock Plan (as amended May 29, 2014) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 30, 2014).*
10.6	First Amendment to the Company's Amended and Restated 2004 Incentive Stock Plan (incorporated by reference to Appendix A to Form DEF 14A filed on April 25, 2014).*
10.7	Form of Stock Option Agreement under NovaStar Financial, Inc. 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.25.1 to the Current Report on Form 8-K filed on February 4, 2005).*
10.8
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

10.10
Employment Agreement, dated as of January 7, 2008, by and between NovaStar Financial, Inc. and Rodney E. Schwatken (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on January 10, 2008).*

10.11	Employment Agreement, dated as of August 9, 2017, by and between Novation Companies, Inc. and Carolyn Campbell.*
10.12	Employment Agreement, dated as of July 27, 2017, by and among Healthcare Staffing, Inc., Novation Companies, Inc. and Richard Rector.*
10.13
Employment Agreement, dated as of March 27, 2018, by and between Novation Companies, Inc. and David Pointer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2018).*

10.14
Agreement, by and among Novation Companies, Inc. a Maryland corporation, Lone Star Value Investors, LP, Lone Star Value Investors GP, LLC, Lone Star Value Management, LLC and Jeffrey E. Eberwein, dated April 22, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 27, 2015).

10.15
Senior Secured Note Purchase Agreement, dated as of July 27, 2017, among Novation Companies, Inc., Novation Holding, Inc., Healthcare Staffing, Inc., Taberna Preferred Funding I, Ltd., Taberna Preferred Funding II, Ltd., Kodiak CDO I, Ltd., and Wilmington Savings Fund Society, FSB (incorporated by reference to Exhibit 10.1 on the Quarterly Report on Form 10-Q filed on February 26, 2018).

10.16
Revolving Credit and Security Agreement, dated as of November 17, 2017, by and between HCS and Federal National Payables, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 20, 2017).

21.1	Subsidiaries of the Registrant.
23.1	Consent of Boulay PLLP.
31.1	Principal Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Novation Companies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the years ended December 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017 and 2016, (iv) Consolidated Statements of Shareholders' Deficit for the years ended December 31, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016, and (vi) the Notes to Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement.
** The registrant has omitted certain schedules and exhibits to this agreement in accordance with Item 601(b)(2) of Regulation S-K, and will supplementally furnish a copy of any omitted schedule and/or exhibit to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVATION COMPANIES, INC.

DATE:	April 10, 2018	/s/ DAVID W. POINTER
David W. Pointer, Chief Executive Officer and Chairman

DATE:	April 10, 2018	/s/ CAROLYN K. CAMPBELL
Carolyn K. Campbell, Chief Financial Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints
David Pointer and Carolyn Campbell, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

DATE:	April 10, 2018	/s/ DAVID W. POINTER
David W. Pointer, Chief Executive Officer and Chairman
(Principal Executive Officer)

DATE:	April 10, 2018	/s/ CAROLYN K. CAMPBELL
Carolyn K. Campbell, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

DATE:	April 10, 2018	/s/ HOWARD M. AMSTER
Howard M. Amster, Director

DATE:	April 10, 2018	/s/ CHARLES M. GILLMAN
Charles M. Gillman, Director

DATE:	April 10, 2018	/s/ BARRY A. IGDALOFF
Barry A. Igdaloff, Director

DATE:	April 10, 2018	/s/ ROBERT G. PEARSE
Robert G. Pearse, Director