Form 10-Q
period 2018-03-31
NOVATION COMPANIES, INC.
filed 2018-05-11
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

The number of shares of the Registrant's Common Stock outstanding on May 10, 2018 was 96,007,321.

NOVATION COMPANIES, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2018

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2018 (unaudited)	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$2,232	$2,740
Accounts and unbilled receivables	5,825	7,922
Marketable securities	8,455	11,795
Other	458	578
Total current assets	16,970	23,035
Non-current assets
Goodwill	8,205	8,205
Intangible assets, net	7,874	8,172
Other	313	425
Total non-current assets	16,392	16,802
Total assets	$33,362	$39,837

Liabilities and Shareholders' Deficit
Current liabilities:
Accrued compensation and benefits payable	$3,421	$4,213
Borrowings under revolving line of credit	2,162	3,333
Accrued interest payable	1,104	1,050
Accrued professional fees payable	461	1,037
Other	2,081	1,650
Total current liabilities	9,229	11,283

Non-current liabilities:
Long-term debt	85,974	86,050
Other	—	386
Total non-current liabilities	85,974	86,436
Total liabilities	95,203	97,719

Commitments and contingencies

Shareholders' deficit:
Capital stock, $0.01 par value per share, 120,000,000 shares authorized:
Common stock, 97,078,750 and 97,138,750 shares issued and outstanding, as of March 31, 2018 and December 31, 2017, respectively	971	971
Additional paid-in capital	744,983	744,937
Accumulated deficit	(815,801)	(815,184)
Accumulated other comprehensive income	8,006	11,394
Total shareholders' deficit	(61,841)	(57,882)
Total liabilities and shareholders' deficit	$33,362	$39,837

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited; in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Service fee income	$13,220	$—
Costs and expenses:
Cost of services	11,725	—
General and administrative expenses	2,261	1,037
Operating loss	(766)	(1,037)

Interest income – mortgage securities	462	991
Other income	1,014	143
Reorganization items, net	(139)	(1,210)
Interest expense	(1,203)	(1,007)

Loss from continuing operations before income taxes	(632)	(2,120)
Income tax expense (benefit), continuing operations	(15)	7
Net loss from continuing operations	(617)	(2,127)
Income from discontinued operations, net of income taxes	—	1,020
Net loss	(617)	(1,107)

Other comprehensive loss:
Gains realized upon the sale of securities	(975)	—
Unrealized loss on marketable securities – available-for-sale	(2,413)	(704)
Total other comprehensive loss	(3,388)	(704)
Total comprehensive loss	$(4,005)	$(1,811)

Earnings (loss) per share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic	93,232,402	92,780,250
Diluted	93,232,402	92,780,250
See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(unaudited; in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Deficit
Balance, December 31, 2017	$971	$744,937	$(815,184)	$11,394	$(57,882)
Compensation recognized under stock compensation plans	—	46	—	—	46
Net loss	—	—	(617)	—	(617)
Other comprehensive loss	—	—	—	(3,388)	(3,388)
Balance, March 31, 2018	$971	$744,983	$(815,801)	$8,006	$(61,841)

Balance, December 31, 2016	$928	$744,873	$(804,319)	$9,319	$(49,199)
Compensation recognized under stock compensation plans	—	9	—	—	9
Net loss	—	—	(1,107)	—	(1,107)
Other comprehensive loss	—	—	—	(704)	(704)
Balance, March 31, 2017	$928	$744,882	$(805,426)	$8,615	$(51,001)

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(617)	$(1,107)
Net income from discontinued operations	—	1,020
Net loss from continuing operations	(617)	(2,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	298	—
Realized gain on sale of marketable securities	(975)	—
Accretion of marketable securities	(48)	39
Compensation recognized under stock compensation plans	46	9
Changes in:
Accounts and unbilled receivables	2,097	—
Accrued professional fees payable	(576)	(67)
Accrued compensation and benefits payable	(792)	(5)
Accrued interest payable	54	1,008
Other current assets and liabilities, net	551	700
Other noncurrent assets and liabilities, net	(274)	28
Net cash used in operating activities of continuing operations	(236)	(415)
Net cash provided by operating activities of discontinued operations	—	998
Net cash provided by (used in) operating activities	(236)	583

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	975	765
Net cash provided by investing activities	975	765

Cash flows from financing activities:
Borrowings under revolving line of credit	14,135	—
Repayments of borrowings under revolving line of credit	(15,306)	—
Paydowns of long-term debt	(76)	—
Net cash used in financing activities	(1,247)	—

Cash and cash equivalents:
Net increase (decrease)	(508)	1,348
Beginning of period	2,740	5,000
End of period	$2,232	$6,348
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,050	$—
Reorganization items	$639	$1,244
See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the period ended March 31, 2018 (unaudited)

Note 1. Condensed Consolidated Financial Statement Presentation

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

Management of the Company measures financial performance based on the results of the Company as a whole and not based on the performance of the Company's investments and HCS.

Liquidity and Going Concern – During the three months ended March 31, 2018, the Company incurred a net loss of $0.6 million and generated negative operating cash flow of $0.2 million. As of March 31, 2018, the Company had an overall shareholders deficit of $61.8 million, an aggregate of $2.2 million in cash and total liabilities of $95.2 million. Of the $2.2 million in cash, $0.9 million is held by the Company's subsidiary NovaStar Mortgage LLC ("NMLLC"). This cash is available only to pay general creditors and expenses of NMLLC. The Company also has a significant on-going obligation to pay interest under its senior notes agreement. In addition, in the first quarter of 2018 a significant customer substantially reduced the level of staff outsourced to HCS.

During 2018, the Company executed trades to sell a portion of its overcollateralization mortgage securities. These sales generated $2.9 million in cash proceeds for the Company. These sales generated $975,000 in gains during the quarter ended March 31, 2018 and $2.0 million in gains during the second quarter of 2018. Management believes that other mortgage securities may be sold on similar terms in the event additional cash proceeds are needed. In addition, through the date of this filing, HCS has demonstrated that it can provide positive cash flow sufficient to support HCS operations. Management continues to work toward expanding HCS’s customer base by increasing revenue from existing customers and targeting new customers that have not previously been served by HCS. In addition, management is exploring cost cutting initiatives that will reduce overall corporate overhead and operating costs. While our historical operating results and poor cash flow suggest substantial doubt exists related to the Company’s ability to continue as a going concern, management has concluded that the factors discussed above have alleviated the substantial doubt about the Company's ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued.

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, we cannot provide assurance that revenue generated from our businesses will be sufficient to sustain our operations in the long term. Additionally, we cannot be certain that we will be successful at raising cash, whether from divesting of mortgage securities or other assets, or from equity or debt financing, on commercially reasonable terms, if at all. Such failures would have a material adverse effect on our business, including the possible cessation of operations.

Condensed Consolidated Financial Statement Presentation – The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expense during the period. The Company uses estimates and judgments in establishing the fair value of its mortgage securities, assessing the recoverability of its long-lived assets, impairments, and accounting for income taxes, including the determination of the timing of the establishment or release of the valuation allowance related to the deferred tax asset balances and reserves for uncertain tax positions. While these condensed consolidated financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ significantly from those estimates.

The Company's condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements. The Company's condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K").

On January 1, 2018, the Company adopted new accounting guidance on revenue recognition prescribed by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers. We used the modified retrospective approach applied to those customer contracts that were not completed as of

January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new guidance, while prior periods continue to be reported in accordance with previous accounting guidance. We determined that no cumulative effect adjustment to retained earnings was necessary upon adoption as there were no significant revenue recognition differences identified between the new and previous accounting guidance. Additional disclosures have been provided in accordance with the new guidance in Note 4.

Note 2. Reorganization

On July 20, 2016, (the "Bankruptcy Petition Date"), Novation and three of its subsidiaries, NMLLC, NovaStar Mortgage Funding Corporation and 2114 Central LLC (collectively, the “Debtors”), filed voluntary petitions (the "Bankruptcy Petitions") for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland (the "Bankruptcy Court"). The Company and one of its subsidiaries subsequently filed with the Bankruptcy Court, and amended, a plan of reorganization for the resolution of the outstanding claims against and interests pursuant to Section 1121(a) of the Bankruptcy Code (as amended as supplemented, the “Plan”) and a related disclosure statement. The Bankruptcy Court entered an order on June 12, 2017, confirming the Plan (the “Confirmation Order”) solely with respect to the Company, which provided that the effective date of the Plan will occur when all conditions precedent to effectiveness, as set forth in the Plan, have been satisfied or waived. Two of the conditions to the effectiveness of the Plan were (i) the closing of the Company’s acquisition (the “HCS Acquisition”) of all of the capital stock of HCS and (ii) the restructuring of the Company’s then outstanding senior notes. The HCS Acquisition and the note restructuring were completed on July 27, 2017 and the Company filed a Notice of Occurrence of Effective Date of the Plan with the Bankruptcy Court. Under the Plan, holders of existing equity interests in the Company (i.e., the common stock) retained their interests. On September 25, 2017, the bankruptcy case of 2114 Central, LLC was dismissed by order of the Bankruptcy Court. On December 22, 2017, NMLLC filed with the Bankruptcy Court a Chapter 11 plan of reorganization, and on December 26, 2017 filed a related disclosure statement. The Bankruptcy Court entered an order on February 16, 2018 approving the disclosure statement, as revised. On April 11, 2018, the Bankruptcy Court confirmed NMLLC’s plan of reorganization. This plan allows NMLLC to exit bankruptcy, but prohibits the use of NMLLC assets for anything other than for the payment of NMLLC obligations.

We incurred significant costs associated with our reorganization and the Chapter 11 proceedings. These costs, which are being expensed as incurred, include (unaudited and in thousands):

	Three Months Ended March 31,
	2018	2017
Professional fees	$139	$1,168
Adjustments to other liabilities for claims made or rejected contracts	—	33
Other	—	9
Reorganization items, net	$139	$1,210

Note 3. Acquisition and Divestiture

Acquisition of Healthcare Staffing, Inc. — On February 1, 2017, the Company entered into a Stock Purchase Agreement (the “HCS Purchase Agreement”) with Novation Holding, Inc., a wholly-owned subsidiary of the Company (“NHI”), HCS and Butler America, LLC, the owner of HCS (“Butler” and, together with HCS, the “Seller Parties”). Pursuant to the HCS Purchase Agreement, NHI agreed to purchase from Butler all of the outstanding capital stock of HCS for $24.0 million in cash, subject to terms and conditions as provided therein, including but not limited to the Company’s receipt of Bankruptcy Court approval for the HCS Acquisition in its Chapter 11 case. The purchase price was subject to a potential working capital adjustment, based on HCS having $5.0 million of working capital at closing. On July 27, 2017, in connection with the anticipated closing of the HSC Acquisition, the Company, NHI, HCS, and Butler entered into a Closing Agreement dated as of the same date (the “Closing Agreement”), relating to certain closing matters. On July 27, 2017, the Company and NHI completed the HCS Acquisition pursuant to the terms of the HCS Purchase Agreement and the Closing Agreement, as a result of which HCS became a wholly-owned subsidiary of NHI.

We have made claims against Butler for a working capital adjustment, indemnification and other reimbursements and payments under the terms of the HCS Purchase Agreement and are in discussions with Butler regarding these claims. As of the date of this filing, the claims are unresolved and the Company has not recorded any amounts for these claims in the condensed consolidated financial statements.

HCS’s results are included in our condensed consolidated statement of operations and comprehensive loss for the first quarter of 2018. The following unaudited pro forma financial information for the three months ended March 31, 2017 presents the combined results of HCS and Novation as if the HCS Acquisition had occurred on January 1, 2017 (in thousands except the per share amounts). The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations actually would have been or what results may be expected in the future.

Service fee income	$15,316
Loss from continuing operations	$(1,641)
Net loss	$(628)

Basic and diluted earnings per share:
Net loss from continuing operations	$(0.02)
Net loss	$(0.01)

Included in general and administrative expenses during the three months ended March 31, 2017 are approximately $0.2 million in fees associated with the HCS Acquisition.

Sale of Corvisa Services, LLC — Subject to the terms and conditions of the Membership Interest Purchase Agreement, dated as of December 21, 2015, by and among the Company, Corvisa Services, LLC ("Corvisa") and ShoreTel, Inc. ("ShoreTel"), ShoreTel agreed to purchase 100% of the membership interests of Corvisa, at the time a wholly-owned subsidiary of the Company. The sale closed on January 6, 2016. During the first quarter of 2017, the Company received $1.0 million from the release of the indemnification escrow which was recorded as a gain and included in discontinued operations during 2017.

The assets and liabilities of discontinued operations are not material.

Note 4. Revenue; Accounts and Unbilled Receivables

Staffing services include the augmentation of customers' workforce with our contingent employees performing services under the customer's supervision, which provides our customers with a source of flexible labor at a competitive cost. Customer contracts are typically annual contracts but may be terminated upon 60 days' notice for any reason.

The Company recognizes revenue when control of the promised services is transferred to customers and for the amount that reflects the consideration we are entitled to receive in exchange for those services. Furthermore, revenue is recognized over time based on a fixed amount for each hour of staffing service provided as our customers benefit from our services and as we provide them.

Performance Obligations — A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s customer contracts have a single performance obligation to transfer the individual goods or services, and it is not separately identifiable from other promises in the contracts and is, therefore, not distinct. Performance obligations are satisfied at the point in time the HCS employees work on behalf of the customer. Contract costs include compensation, benefits and overhead when appropriate. Because of the nature of the contracts and the fact that revenue is earned at the time the employee works for the customer, no contract estimates are necessary.

Contract Balances — The timing of revenue recognition, billings and cash collections results in accounts receivable and unbilled receivables (the "contract assets"). The Company bills customers generally every other week based on the work performed during the two-week period ended the week prior to billing. Generally, billing occurs after revenue recognition, resulting in contract assets. The Company does not receive advances or deposits from its customers.

Disaggregation of Revenue — All revenue is generated from customers that provide healthcare services in Georgia. The following is a disaggregation of the Company’s revenue, unaudited, in thousands, into categories that best depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors.

	Three Months Ended March 31, 2018
	(unaudited)
Type of Customer
Community Service Board	$12,744	96.4%
Other	476	3.6%

	$13,220	100%

Accounts and unbilled receivables are summarized as follows, in thousands:

	March 31, 2018 (unaudited)	December 31, 2017
Accounts receivable	$3,791	$5,418
Unbilled receivables (contract assets)	2,034	2,504

	$5,825	$7,922

As of March 31, 2018 and December 31, 2017, management has determined no allowance for doubtful accounts is necessary. During the three months ended March 31, 2018, 34% of service fee income was generate from 2 customers. As of March 31, 2018, of accounts and unbilled receivables, 43% was due from three customers and 92% was due from 14 Community Service Board customers.

Note 5. Marketable Securities

The Company's portfolio of available-for-sale securities includes (in thousands):

		Gross Unrealized		Estimated Fair Value
	Amortized Cost	Gains	Losses
As of March 31, 2018 (unaudited)
Marketable securities, current
Mortgage securities	$446	$8,008	$—	$8,454
Equity securities	1	—	—	1
Total	$447	$8,008	$—	$8,455

As of December 31, 2017
Marketable securities, current
Mortgage securities	$400	$11,394	$—	$11,794
Equity securities	1	—	—	1
Total	$401	$11,394	$—	$11,795

Prior to 2017, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. As a result of those activities, the Company holds mortgage securities that continue to be a source of its earnings and cash flow. As of March 31, 2018 and December 31, 2017, these mortgage securities consisted entirely of the Company's investment in the interest-only and overcollateralization bonds issued by securitization trusts sponsored by the Company. Maturities of these retained mortgage securities depend on repayment characteristics, performance and other experience of the underlying financial instruments. See Note 9 for details on the Company's fair value methodology.

During 2018, the Company sold a portion of two of its overcollateralization bonds. These sales generated gains of $975,000 during the three months ended March 31, 2018 and separately $2.0 million subsequent to March 31, 2018. There were no other-than-temporary impairments relating to available-for-sale securities for the three months ended March 31, 2018.

The following provides a summary of and aggregate information for the securitizations trusts and retained mortgage securities where the Company retained an interest in the assets issued by the securitization trust (in thousands):

		Size/Principal Outstanding (A)	Assets on Balance Sheet	Liabilities on Balance Sheet	Maximum Exposure to Loss	Year to Date Loss on Sale	Year to Date Cash Flows
March 31, 2018	(unaudited)	$157,607	$8,454	$—	$8,454	$—	$416
December 31, 2017		166,686	11,794	—	11,794	—	3,193

(A)	Size/Principal Outstanding is the aggregate principal of the underlying mortgage loans held by the securitization trusts for those assets on the Company's balance sheet.

Note 6. Goodwill and Intangible Assets

	March 31, 2018 (unaudited)			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived assets (in thousands)
Goodwill	$8,205	$—	$8,205	$8,205	$—	$8,205
Tradenames	1,147	—	1,147	1,147	—	1,147
	$9,352	$—	$9,352	$9,352	$—	$9,352

Finite-lived assets (in thousands)
Customer relationships	$6,895	$656	$6,239	$6,895	$410	$6,485
Non-compete agreement	627	139	488	627	87	540
	$7,522	$795	$6,727	$7,522	$497	$7,025

Amortization expense (unaudited, in thousands)
Three months ended March 31, 2018	$298
Estimated future amortization expense (unaudited, in thousands)
2018	$896
2019	1,194
2020	1,107
2021	985
2022	985
Thereafter	1,560
Total estimated amortization expense	$6,727

Note 7. Borrowings

Revolving Credit Agreement — As of March 31, 2018 and December 31, 2017, HCS had $2.2 million and $3.3 million, respectively, outstanding under a Revolving Credit and Security Agreement (the “FNCC Credit Agreement”) between HCS and Federal National Payables, Inc. (d/b/a Federal National Commercial Credit) (“FNCC”) providing HCS with a line of credit of up to $5.0 million. Availability under the FNCC Credit Agreement is based on a formula tied to HCS’s eligible accounts receivable. Borrowings, and borrowings under the FNCC Credit Agreement bear interest at the prime rate plus 1.25%. The FNCC Credit Agreement also provides for customary origination and collateral monitoring fees payable to FNCC during its term. The initial term of the FNCC Credit Agreement expires on November 17, 2018, but it will be renewed automatically for consecutive one-year terms thereafter unless the FNCC Credit Agreement is terminated pursuant to its terms. The obligations of HCS under the FNCC Credit Agreement are secured by HCS’s inventory and accounts receivable. The FNCC Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including but not limited to financial covenants. The FNCC Credit Agreement also contains customary events of default, including but not limited to payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, FNCC may, among other remedies, accelerate payment of all obligations under the FNCC Credit Agreement. In connection with the FNCC Credit Agreement, the Company executed a guaranty in favor of FNCC guaranteeing all of HCS’s obligations under the FNCC Credit Agreement.

2017 Notes and Note Refinancing — The Company has $85.9 million in aggregate borrowings outstanding under three senior secured promissory notes (the "2017 Notes"). The unpaid principal amounts of the 2017 Notes bear interest at LIBOR plus 3.5% per annum, payable quarterly in arrears until maturity on March 30, 2033. The 2017 Notes generally rank senior in right of payment to any existing or future subordinated indebtedness of the Credit Parties, as defined below. The Company may at any time upon 30 days’ notice to the Noteholders redeem all or part of the 2017 Notes at a redemption price equal to 101% of the principal amount redeemed plus any accrued and unpaid interest thereon. The 2017 Notes were entered into on July 27, 2017 as a result of a refinancing of the Company's then outstanding senior notes with the same aggregate principal amount. The refinancing was completed through the execution of the Senior Secured Note Purchase Agreement, dated as of the same date (the “Note Purchase Agreement”), with NHI and HCS as guarantors (together with the Company, collectively, the “Credit Parties”).

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

Property Financing — HCS financed the acquisition of property used in its operations under two separate financing agreements. The total amount financed under the agreements was $1.3 million at an aggregate nominal interest rate of 4.1%. The total amount outstanding under these loans was $0.4 million and $0.7 million as of March 31, 2018 and December 31, 2017, respectively, of which $0.4 million was current and is included in other current liabilities as of March 31, 2018 and December 31, 2017.

Note 8. Commitments and Contingencies

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

Historically, repurchases of loans or indemnification of losses where a loan defect has been alleged have been insignificant and any future losses for alleged loan defects have not been deemed to be probable or reasonably estimable; therefore, the Company has recorded no reserves related to these claims. The Company does not use internal groupings for purposes of determining the status of these loans. The Company is unable to develop an estimate of the maximum potential amount of future payments related to repurchase demands because the Company does not have access to information relating to loans sold and securitized and the number or amount of claims deemed probable of assertion is not known nor is it reasonably estimated. Further, the validity of claims received remains questionable. Also, considering that the Company completed its last sale or securitization of loans during 2007, the Company believes that it will be difficult for a claimant to successfully validate any additional repurchase demands. Management does not expect that the potential impact of claims will be material to the condensed consolidated financial statements.

Pending Litigation — The Company is a party to various legal proceedings. Except as set forth below, these proceedings are of an ordinary and routine nature. Any legal fees associated with these proceedings are expensed as incurred.

Although it is not possible to predict the outcome of any legal proceeding, in the opinion of management, other than the active proceedings described in detail below, proceedings and actions against the Company should not, individually, or in the aggregate, have a material effect on the Company’s financial condition, operations and liquidity. Furthermore, due to the uncertainty of any potential loss as a result of pending litigation and due to the Company's belief that an adverse ruling is not probable, the Company has not accrued a loss contingency related to the following matters in its condensed consolidated financial statements. However, a material outcome in one or more of the active proceedings described below could have a material impact on the results of operations in a particular quarter or fiscal year. See Note 2 for a description of the impact of the Company's Chapter 11 case on these proceedings.

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case included NovaStar Mortgage Funding Corporation (“NMFC”) and NovaStar Mortgage, Inc. ("NMI"), wholly-owned subsidiaries of the Company, and NMFC's individual directors, several securitization trusts sponsored by the Company (“affiliated defendants”) and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, plaintiff filed an amended complaint. Plaintiff seeks monetary damages, alleging that the defendants violated Sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff's claims, which the court granted on March 31, 2011, with leave to amend. Plaintiff filed a second amended complaint on May 16, 2011, and the Company again filed a motion to dismiss. On March 29, 2012, the court dismissed plaintiff's second amended complaint with prejudice and without leave to replead. Plaintiff filed an appeal in the United States Court of Appeals for the Second Circuit (the "Appellate Court"). On March 1, 2013, the Appellate Court reversed the judgment of the lower court, which had dismissed the case. Also, the Appellate Court vacated the judgment of the lower court which had held that plaintiff lacked standing, even as a class representative, to sue on behalf of investors in securities in which plaintiff had not invested, and the appellate court remanded the case back to the lower court for further proceedings. On April 23, 2013 plaintiff filed its memorandum with the lower court seeking a reconsideration of the earlier dismissal of plaintiff's claims as to five offerings in which plaintiff was not invested, and on February 5, 2015, the lower court granted plaintiff's motion for reconsideration and vacated its earlier dismissal. On March 8, 2017, the affiliated defendants and all other parties executed an agreement to settle the action, with the contribution of the affiliated defendants to the settlement fund being paid by their insurance carriers. The court certified a settlement class and granted preliminary approval to the settlement on May 10, 2017.  One member of the settlement class objected to the settlement and sought a stay of the final settlement approval hearing on the ground that it did not receive notice of the settlement and had no opportunity to timely opt out of the class.  After the court rejected the motion for a stay, the objector filed an appeal and requested a stay of the court proceedings pending disposition of the appeal. The Appellate Court denied the temporary stay of the court proceedings pending a decision on the objector’s request for a stay. Assuming the settlement is approved and completed, which is expected, the Company will incur no loss. The Company believes that the affiliated defendants have meritorious defenses to the case and, if the settlement is not approved, expects them to defend the case vigorously.

On June 20, 2011, the National Credit Union Administration Board, as liquidating agent of U.S. Central Federal Credit Union, filed an action against NMFC and numerous other defendants in the United States District Court for the District of Kansas, claiming that the defendants issued or underwrote residential mortgage-backed securities pursuant to allegedly false or misleading registration statements, prospectuses, and/or prospectus supplements. On August 24, 2012, the plaintiff filed an amended complaint making essentially the same claims against NMFC. NMFC filed a motion to dismiss the amended complaint which was denied on September 12, 2013. The defendants claimed the case should be dismissed based upon a statute of limitations and sought an appeal of the court's denial of this defense. An interlocutory appeal of this issue was allowed, and on August 27, 2013, the United States Court of Appeals for the Tenth Circuit (the "Tenth Circuit") affirmed the lower court’s denial of defendants’ motion to dismiss the plaintiff’s claims as being time barred; the Tenth Circuit held that the Extender Statute, 12 U.S.C. §1787(b)(14) applied to plaintiff’s claims. On June 16, 2014, the United States Supreme Court (the "Supreme Court") granted a petition of NMFC and its co-defendants for certiorari, vacated the ruling of the Tenth Circuit, and remanded the case back to that court for further consideration in light of the Supreme Court’s decision in CTS Corp. v. Waldburger, 134 S. Ct. 2175 (2014). On August 19, 2014, the Tenth Circuit reaffirmed its prior decision, and on October 2, 2014, the defendants filed a petition for writ of certiorari with the Supreme Court, which was denied. On March 22, 2016, NMFC filed motions for summary judgment, and plaintiff filed a motion for partial summary judgment. Those motions remain pending. Given that plaintiff did not file a timely proof of claim in NMFC’s bankruptcy case, the Company believes it is likely that the case will be dismissed. The Company believes that NMFC has meritorious defenses to the case and expects it to defend the case vigorously in the event it proceeds.

On February 28, 2013, the Federal Housing Finance Agency, as conservator for the Federal Home Loan Mortgage Corporation (Freddie Mac) and purportedly on behalf of the Trustee of the NovaStar Mortgage Funding Trust, Series 2007-1 (the “Trust”), a securitization trust in which the Company retains a residual interest, filed a summons with notice in the Supreme Court of the State of New York, New York County against the Company and NMI. The notice provides that this is a breach of contract action with respect to certain, unspecified mortgage loans and defendants’ failure to repurchase such loans under the applicable agreements. Plaintiff alleges that defendants, from the closing date of the transaction that created the Trust, were aware of the breach of the representations and warranties made and failed to give notice of and cure such breaches, and due to the failure of defendants to cure any breach, notice to defendants would have been futile. The summons with notice was not served until June 28, 2013. By letter dated June 24, 2013, the Trustee of the Trust forwarded a notice from Freddie Mac alleging breaches of representations and warranties with respect to 43 loans, as more fully set forth in included documentation. The 43 loans had an aggregate, original principal balance of about $6.5 million. On August 19, 2013, Deutsche Bank National Trust Company, as Trustee, filed a complaint identifying alleged breaches of representations and warranties with respect to seven loans that were included in the earlier list of 43 loans. Plaintiff also generally alleged a trust-wide breach of representations and warranties by defendants with respect to loans sold and transferred to the trust. Plaintiff seeks specific performance of repurchase obligations; compensatory, consequential, recessionary and equitable damages for breach of contract; specific performance and damages for anticipatory breach of contract; indemnification (indemnification against NMI only) and damages for breach of the implied covenant of good faith and fair dealing. On October 9, 2013, the Company and NMI filed a motion to dismiss plaintiff’s complaint.

This motion to dismiss was withdrawn after plaintiff filed an amended complaint on January 28, 2014, and on March 4, 2014, the Company and NMI filed a motion to dismiss the amended complaint. By a Decision/Order dated November 30, 2017, the court granted in part and denied in part the motion to dismiss the amended complaint. The court dismissed all claims except for plaintiff’s claim for damages for breach of contract, to the extent that claim is based on the Company’s and NMI’s alleged failure to notify plaintiff of allegedly defective loans, and plaintiff’s claim for indemnification. The court denied the motion to dismiss these claims without prejudice to the Company’s and NMI’s right to file a new motion to dismiss in conformity with procedures to be established in coordinated proceedings before the court addressing similar claims against numerous defendants. Briefing of the indemnification issue is complete, and the oral argument is yet to be scheduled. Given the stage of the litigation, the Company cannot provide an estimate of the range of any loss. The Company believes that it has meritorious defenses to the case and expects to defend the case vigorously.

Note 9. Fair Value Accounting

Fair Value Measurements — The Company's valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1 - Valuations based on quoted prices in active markets for identical assets and liabilities.

•
Level 2 - Valuations based on observable inputs in active markets for similar assets and liabilities, other than Level 1 prices, such as quoted interest or currency exchange rates, for substantially the full term of the asset or liability.

•	Level 3 - Valuations based on significant unobservable inputs that are supported by little or no market activity, such as discounted cash flow methodologies based on internal cash flow forecasts.

The Company's assets and liabilities, which are measured at fair value on a recurring basis, include (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities, current:
March 31, 2018 (unaudited)	$8,455	$1	$—	$8,454
December 31, 2017	$11,795	$1	$—	$11,794

See Note 5 for risk categories for the Company's marketable securities.

Valuation Methods and Processes — When available, the Company determines the fair value of its marketable securities using market prices from industry-standard independent data providers. Market prices may be quoted prices in active markets for identical assets (Level 1 inputs) or pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs), such as yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures.

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

Mortgage Securities - Available-for-Sale — Mortgage securities include investments that were retained during the Company's lending and securitization process, conducted prior to 2017. For the retained mortgage securities, the Company maintains the right to receive excess interest and other cash flow generated through the mortgage loan securitization vehicle. The Company receives the difference between the interest on the mortgage loans and the interest paid to the securitization bondholders. The Company also owns overcollateralization ("OC") classes of various securitization trusts. These OC bonds represent the difference in the principal of the underlying mortgage loans compared to the bonds sold to third parties. This extra collateral serves as a cushion for losses that have and may occur in the underlying mortgage pool. The OC bonds may receive cash if and when it is determined that actual losses are less than expectations. As of March 31, 2018, the aggregate overcollateralization was approximately $23.1 million. The timing and amount of cash to be generated by the OC bonds is contingent upon the performance of the underlying mortgage loan collateral.

The independent loan servicer controls and manages the individual mortgage loans and therefore the Company has no control over the loan performance. Collectively, these mortgage securities are identified by the Company as "retained mortgage securities," in order to distinguish them from the Company's traditional agency mortgage-backed securities.

As discussed in Notes 1 and 5, the Company sold a portion of its retained mortgage securities during 2018. The Company evaluated the market conditions and other factors existing at the time of the sale and determined that conditions were substantially the same as of the sale date and March 31, 2018 and December 31, 2017. Therefore, as of December 31, 2017 and March 31, 2018 the Company valued these securities at the price at which the securities were sold. However, the Company determined that it could not extrapolate that price to the other retained mortgage securities because the underlying assets and their performance are not substantially similar to that of the security that was sold. Therefore, the other mortgage securities have been valued as discussed below.

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

	March 31, 2018 (unaudited)	December 31, 2017
Weighted average:
Loss severity	63.7%	62.1%
Default rate	2.3%	2.0%
Prepayment speed	15.3%	13.5%
Servicer's optional redemption date	None	None

The following table provides a reconciliation of the beginning and ending balances for the Company's retained mortgage securities – available-for-sale, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (unaudited, in thousands):

	Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$11,794	$9,791
Increases (decreases) to mortgage securities – available-for-sale:
Accretion	48	86
Proceeds from paydowns of securities (A)	—	(116)
Gains realized upon sale of mortgage securities	(975)	—
Market value adjustment	(2,413)	(751)
Net decrease to mortgage securities – available-for-sale	(3,340)	(781)
Balance, end of period	$8,454	$9,010
(A) Cash received on mortgage securities with no cost basis was $0.3 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively.

The following table provides the estimated fair value of financial instruments presents amounts that have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies could have a material impact on the estimated fair value amounts. The fair value of short-term financial assets and liabilities, such as service fees receivable, notes receivable, and accounts payable and accrued expenses are not included in the following table as their carrying value approximates their fair value.

The estimated fair values of the Company's financial instruments are (in thousands):

	March 31, 2018 (unaudited)		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Marketable securities	$8,455	$8,455	$11,795	$11,795
Financial liabilities:
Senior notes	$85,938	$24,515	$85,938	$23,018

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

Senior Notes — The fair value is estimated by discounting future projected cash flows using a discount rate commensurate with the risks involved. The interest rate on the senior notes is three-month LIBOR plus 3.5% per annum until maturity in March 2033. The three-month LIBOR used in the analysis was projected using a forward interest rate curve.

Note 10. Income Taxes

Prior to 2017, the Company determined that it was no longer more likely than not that it will recognize a portion of its deferred tax assets. Therefore, as of March 31, 2018 and December 31, 2017, the Company maintained a full valuation allowance against its net deferred tax assets of $162.9 million and $162.7 million, respectively. The Company's determination of the extent to which its deferred tax assets will be realized requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods. Because of the full valuation allowance, the Company's effective tax rate is expected to be near 0% and therefore the income tax expense is not material for any period presented.

As of March 31, 2018, the Company had a federal NOL of approximately $692.0 million, including $307.3 million in losses on mortgage securities that have not been recognized for income tax purposes. The federal NOL may be carried forward to offset future taxable income, subject to applicable provisions of the Internal Revenue Code (the "Code"). If not used, these NOLs will expire in years 2025 through 2037. The Company has state NOL carryforwards arising from both combined and separate filings from as early as 2004. The state NOL carryforwards may expire as early as 2017 and as late as 2037.

As of March 31, 2018 and December 31, 2017, the total gross amount of unrecognized tax benefits was $0.4 million. This amount also represents the total amount of unrecognized tax benefits that would impact the effective tax rate in the respective periods. The Company does not anticipate a material reduction of the unrecognized tax benefits due to the lapse of the related statute of limitations in the next twelve months.

Note 11. Loss Per Share

Basic loss per share is computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options and nonvested shares.

	Three Months Ended March 31,
	(unaudited)
	2018	2017
Numerator, in thousands:
Net loss from continuing operations	$(617)	$(2,127)
Net income from discontinued operations	—	1,020
Net loss available to common shareholders	$(617)	$(1,107)

Denominator:
Weighted average common shares outstanding – basic	93,232,402	92,780,250

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	93,232,402	92,780,250
Stock options	—	—
Nonvested shares	—	—
Weighted average common shares outstanding – dilutive	93,232,402	92,780,250

Basic earnings (loss) per share:
Net loss from continuing operations	$(0.01)	$(0.02)
Net income from discontinued operations	—	0.01
Net loss available to common shareholders	$(0.01)	$(0.01)

Diluted earnings (loss) per share:
Net loss from continuing operations	$(0.01)	$(0.02)
Net income from discontinued operations	—	0.01
Net loss available to common shareholders	$(0.01)	$(0.01)

Options to purchase shares of common stock were outstanding during each period as presented below (in thousands, except exercise prices), but were not included in the computation of diluted earnings per share because the calculated number of shares assumed to be repurchased was greater than the number of shares to be obtained upon exercise, therefore, the effect would be anti-dilutive.

	Three Months Ended March 31,
	(unaudited)
	2018	2017
Number of stock options	72	2,394
Weighted average exercise price of stock options	$1.17	$0.81

There have been no options granted during 2017 or 2018. As of March 31, 2018 and December 31, 2017, the Company had 2.8 million and 4.3 million nonvested shares outstanding, respectively. These shares, on weighted-average basis, are not included in the calculation of earnings (loss) per share as they are anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this report regarding Novation Companies, Inc. and its business that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are those that predict or describe future events, do not relate solely to historical matters and include statements regarding management's beliefs, estimates, projections, and assumptions with respect to, among other things, our future operations, business plans and strategies, as well as industry and market conditions, all of which are subject to change at any time without notice. Words such as “believe,” “expect,” “anticipate,” “promise,” “plan,” and other expressions or words of similar meanings, as well as future or conditional auxiliary verbs such as “would,” “should,” “could,” or “may” are generally intended to identify forward-looking statements. Risks, uncertainties, contingencies, and developments, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and those identified in “Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, (the "2017 Form 10-K"), could cause our future operating results to differ materially from those set forth in any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

Corporate Overview

Novation Companies, Inc. and its subsidiaries (the "Company," "Novation," "we," "us," or "our") through our wholly-owned subsidiary Healthcare Staffing, Inc. ("HCS") acquired on July 27, 2017, provides outsourced health care staffing and related services in the State of Georgia. We also own a portfolio of mortgage securities which generate earnings to support on-going financial obligations. Our common stock, par value $0.01 per share, is traded on the OTC Pink marketplace of the OTC Markets Group, Inc. under the symbol “NOVC”.

Emergence from Bankruptcy. On July 20, 2016 (the “Bankruptcy Petition Date”), Novation and three of its subsidiaries, NovaStar Mortgage LLC (“NMLLC”), NovaStar Mortgage Funding Corporation and 2114 Central LLC (collectively, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland (the “Bankruptcy Court”). The Company and one of its subsidiaries subsequently filed with the Bankruptcy Court and amended a plan of reorganization (the “Plan”) and a related disclosure statement. The Bankruptcy Court entered an order on June 12, 2017 confirming the Plan (the “Confirmation Order”) solely with respect to the Company. On July 27, 2017, upon the completion of the HCS Acquisition and the Note Refinancing (each as defined below), and the satisfaction or waiver of all other conditions precedent to effectiveness, the effective date of the Plan occurred and the Company filed a Notice of Occurrence of Effective Date of the Plan with the Bankruptcy Court. Under the Plan, holders of existing equity interests in the Company (i.e., the common stock) retain their interests.

On September 25, 2017, the bankruptcy case of 2114 Central, LLC was dismissed by order of the Bankruptcy Court.
Thereafter, on December 22, 2017, NMLLC filed with the Bankruptcy Court a Chapter 11 plan of reorganization, and on
December 26, 2017 filed a related disclosure statement. The Bankruptcy Court entered an order on February 16, 2018 approving the disclosure statement, as revised. On April 11, 2018 the Bankruptcy Court confirmed NMLLC’s plan of reorganization. This plan allows NMLLC to exit bankruptcy, but prohibits the use of NMLLC assets for anything other than for the payment of NMLLC obligations.

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

Note Refinancing. On July 27, 2017, the Company entered into a Senior Secured Note Purchase Agreement, dated as of the same date (the “Note Purchase Agreement”), with NHI and HCS as guarantors (together with the Company, collectively, the “Credit Parties”), Taberna Preferred Funding I, Ltd. (“Taberna I”), Taberna Preferred Funding II, Ltd. (“Taberna II”) and Kodiak CDO I, Ltd. (“Kodiak” and, together with Taberna I and Taberna II, the “Noteholders”) and Wilmington Savings Fund Society, FSB, as collateral agent for the benefit of the Noteholders, to refinance $85,937,500 of principal indebtedness of the Company under the Company’s senior notes (collectively, the “2011 Notes”) held by the Noteholders, issued pursuant to three Indentures, each dated as of March 22, 2011 (the “Note Refinancing”). Pursuant to the Note Purchase Agreement, the Noteholders exchanged their 2011 Notes for new notes from the Company in the same aggregate principal amount (collectively, the “2017 Notes”) on the terms and conditions set forth therein. The unpaid principal amounts of the 2017 Notes bear interest at a variable rate equal to LIBOR plus 3.5% per annum, payable quarterly in arrears until maturity on March 30, 2033. The 2017 Notes generally rank senior in right of payment to any existing or future subordinated indebtedness of the Credit Parties. See Note 7 to the condensed consolidated financial statements for additional information regarding the Note Refinancing.

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

	March 31, 2018 (unaudited)	December 31, 2017
Cash and cash equivalents	$2,232	$2,740
Marketable securities	$8,455	$11,795

	Three months ended March 31,
	(unaudited)
	2018	2017
Net loss per diluted share	$(0.01)	$(0.01)

Critical Accounting Policies
In our 2017 Form 10-K, we disclose critical accounting policies that require management to use significant judgment or that require significant estimates. Management regularly reviews the selection and application of our critical accounting policies. See Note 1 to the condensed consolidated financial statements for a discussion of significant accounting policies.

Results of Operations for the Three Period Ended March 31, 2018 as Compared to March 31, 2017

Service Fee Income and Cost of Services
HCS delivers outsourced full-time and part-time employees primarily to Community Service Boards (“CSBs”), quasi state organizations that provide behavioral health services at facilities across Georgia including mental health services, developmental disabilities programs and substance abuse treatments. The State of Georgia has a total of 25 CSBs. Each CSB has a number of facilities, including crisis centers, outpatient centers and 24-hour group homes that require a broad range of employees, such as registered nurses, social workers, house parents and supervisors. The CSB market in Georgia is large and growing steadily, as the demand for the services provided by the CSBs continues to grow. In addition to providing outsourced employees to CSBs, HCS also provides healthcare outsourcing and staffing services to hospitals, schools and a variety of privately owned businesses. The services and positions provided to non CSB clients are similar to the ones provided to CSB clients. The service fee income and costs of services in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2018 are from the operations of HCS.

Future service fee income will be driven by the number of customers and the volume of associates employed by the CSBs and outsourced to HCS. Customer contracts typically establish a fixed markup on the pay rate for the associates, therefore cost of services will generally fluctuate consistently with fee income. HCS offers a health and welfare benefit plan to its associates. The cost of this benefit is passed through to customers plus a small markup to cover cost of administration.

General and Administrative
General and administrative expenses consist of salaries, office costs, legal and professional expenses and other customary costs of corporate administration. The large increase in these expenses results from the HCS Acquisition and the combination of HCS's expenses with those of Novation. For the three months ended March 31, 2018, $1.6 million of the total general and administrative expenses were incurred by HCS. Corporate-level general and administrative expenses for the three months ended March 31, 2018 and 2017 were $0.7 million and $1.0 million, respectively. The decrease in corporate level expenses results from a reduction in staffing, professional fees and other costs of administration as the Company continues to focus on cost containment. These costs are expected to continue to decline.

The future amount of corporate-level general and administrative expenses will depend largely on corporate activities, professional fees associated with those activities and staffing needs based on the evolving business strategy. For HCS, the amount of these expenses will depend on business growth.

Interest Income – Mortgage Securities
Interest income on our mortgage securities decreased to approximately $0.5 million during the three months ended March 31, 2018 compared to $1.0 million during the three months ended March 31, 2017. Fluctuations in the interest income received from our mortgage portfolio are typically due to factors beyond the Company's control, such as the performance of the underlying loan collateral, prepayment speeds, interest rates, etc.

Other Income
The Company uses available cash to acquire various equity and fixed income securities as part of its strategy to generate taxable earnings. Other income consists primarily of the interest, dividends, and other income received from these securities. Fluctuations in the income received from these securities results from the timing of purchases/sales and amounts of dividends and interest paid. Other income also includes gains and losses on sales of securities. See Note 5 to the condensed consolidated financial statements.

	Three Months Ended March 31,
	2018	2017
Gains on sales of investments	$975	$—
Dividends and interest income	4	141
Other income	35	2

Total	$1,014	$143

Reorganization Items, Net
The Company has incurred significant costs associated with our reorganization and the Chapter 11 proceedings, which primarily consis of legal fees, and are being expensed as incurred. These costs have decreased significantly as a result of the completion of the Company's reorganization efforts. See Note 2 to the condensed consolidated financial statements.

Interest Expense
Interest expense increased period over period, with the Company incurring $1.2 million and $1.0 million during the three months ended March 31, 2018 and 2017, respectively. The increase is due to an increase in LIBOR, as the underlying obligations pay interest at a variable rate based on 3-month LIBOR. See "Liquidity and Capital Resources" below and Note 7 to the condensed consolidated financial statements for additional information regarding the Company's borrowings.

Income Tax Expense
Because of the Company's significant net operating losses and full valuation allowance, the income tax expense was not material for any period presented and is not expected to be material for the foreseeable future.

Liquidity and Capital Resources
Liquidity and Going Concern – During the three months ended March 31, 2018, the Company incurred a net loss of $0.6 million and generated negative operating cash flow of $0.2 million. As of March 31, 2018, the Company had an overall shareholders deficit of $61.8 million, and aggregate of $2.2 million in cash and total liabilities of $95.2 million. Of the $2.2 million in cash, $0.9 million is held by the Company's subsidiary NMLLC. This cash is available only to pay general creditors of NMLLC. The Company also has a significant on-going obligation to pay interest under its senior notes agreement. In addition, during the first quarter of 2018 a significant customer substantially reduced the level of staff outsourced to HCS.

During 2018, the Company executed trades to sell a portion of its overcollateralization mortgage securities. These sales generated $2.9 million in cash proceeds for the Company. These sales generated $975,000 in gains during the quarter ended March 31, 2018 and $1.9 million in gains during the second quarter of 2018. Management believes that other mortgage securities may be sold on similar terms in the event additional cash proceeds are needed. In addition, through the date of this filing, HCS has demonstrated that it can provide positive cash flow sufficient to support HCS operations. Management continues to work toward expanding HCS’s customer base by increasing revenue from existing customers and targeting new customers that have not previously been served by HCS. In addition, management is exploring cost cutting initiatives that will reduce overall corporate overhead and operating costs. While our historical operating results and poor cash flow suggest substantial doubt exists related to the Company’s ability to continue as a going concern, management has concluded that the factors discussed above have alleviated the substantial doubt about the Company's ability to continue as a going concern for at least one year after these condensed consolidated financial statements are issued.

The Company's condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, we cannot provide assurance that revenue generated from our businesses will be sufficient to sustain our operations in the long term. Additionally, we cannot be certain that we will be successful at raising additional cash, whether from divesting of mortgage securities or other assets, or from equity or debt financing, on commercially reasonable terms, if at all. Such failures would have a material adverse effect on our business, including the possible cessation of operations.

Overview of Cash Flow for the three months ended March 31, 2018

The following table provides a summary of our operating, investing and financing cash flows as taken from our condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 (in thousands).

	Three Months Ended March 31,
	2018	2017
Consolidated Statements of Cash Flows:
Cash provided by (used in) operating activities	$(236)	$583
Cash flows provided by investing activities	$975	$765
Cash flows used in financing activities	$(1,247)	$—

Operating Activities – The decrease in net cash flows from operating activities to cash used of $0.2 million during the three months ended March 31, 2018 from cash provided of $0.6 million during the three months ended March 31, 2017 was driven primarily by the Company's decrease in the net loss, excluding a gain on sale of marketable securities, offset by net collections of $2.1 million of accounts receivable.

Investing Activities – The increase in the net cash flows provided by investing activities is due primarily to proceeds from the sale of marketable securities.

Financing Activities – Cash flow used in financing activities includes the net payments on the HCS revolving line of credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our executive chairman and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation of our disclosure controls and procedures, our executive chairman and chief financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures were not effective as of March 31, 2018, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations above and in Note 3 to the condensed consolidated financial statements, in July 2017, we acquired HCS, which now is our primary business activity. Prior to the acquisition, HCS was a privately-owned business with limited administrative and accounting resources, accounting software inappropriate for the size of the business and generally weak accounting processes, procedures and controls. Specifically, material weaknesses existed in HCS's processes, procedures and controls with respect to revenue, receivables, payment of payroll taxes and estimating various accrued expenses.

Remediation of Material Weakness

We are working to improve the processes, procedures and controls at HCS and remediate this material weakness. Since the acquisition of HCS in July 2017, we have implemented improvements in processes, procedures and controls and we will continue to do so. We are evaluating the accounting professionals at the Company and HCS and will determine if additional professionals with relevant experience are needed. We will disclose in future periods the progress we have made in efforts to remediate this material weakness.

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

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by
the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case included
NovaStar Mortgage Funding Corporation (“NMFC”) and NovaStar Mortgage, Inc. ("NMI"), wholly-owned subsidiaries of the
Company, and NMFC's individual directors, several securitization trusts sponsored by the Company (“affiliated defendants”) and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. Plaintiff seeks monetary damages, alleging that the defendants violated Sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss plaintiff's claims, which the court granted on March 31, 2011, with leave to amend. Plaintiff filed a second amended complaint on May 16, 2011, and the
Company again filed a motion to dismiss. On March 29, 2012, the court dismissed plaintiff's second amended complaint with prejudice and without leave to replead. Plaintiff filed an appeal. On March 1, 2013, the United States Court of Appeals for the Second Circuit (the "Appellate Court") reversed the judgment of the lower court, which had dismissed the case. Also, the Appellate Court vacated the judgment of the lower court which had held that plaintiff lacked standing, even as a class representative, to sue on behalf of investors in securities in which plaintiff had not invested, and the appellate court remanded the case back to the lower court for further proceedings. On April 23, 2013 plaintiff filed its memorandum with the lower court seeking a reconsideration of the earlier dismissal of plaintiff's claims as to five offerings in which plaintiff was not invested, and on February 5, 2015 the lower court granted plaintiff's motion for reconsideration and vacated its earlier dismissal. On March 8, 2017, the affiliated defendants and all other parties executed an agreement to settle the action, with the contribution of the affiliated defendants to the settlement fund being paid by their insurance carriers. The court certified a settlement class and granted preliminary approval to the settlement on May 10, 2017. One member of the settlement class objected to the settlement and sought a stay of the final settlement approval hearing on the ground that it did not receive notice of the settlement and had no opportunity to timely opt out of the class. After the court rejected the motion for a stay, the objector filed an appeal and requested a stay of the court proceedings pending disposition of the appeal. The Appellate Court denied the temporary stay of the court proceedings pending a decision on the objector’s request for a stay. Assuming the settlement is approved and completed, the Company will incur no loss. The Company believes that the affiliated defendants have meritorious defenses to the case and, if the settlement is not approved, expects them to defend the case vigorously.

On June 20, 2011, the National Credit Union Administration Board, as liquidating agent of U.S. Central Federal Credit Union, filed an action against NMFC and numerous other defendants in the United States District Court for the District of Kansas,
claiming that the defendants issued or underwrote residential mortgage-backed securities pursuant to allegedly false or misleading registration statements, prospectuses, and/or prospectus supplements. On August 24, 2012, the plaintiff filed an amended complaint making essentially the same claims against NMFC. NMFC filed a motion to dismiss the amended complaint which was denied on September 12, 2013. The defendants claimed the case should be dismissed based upon a statute of limitations and sought an appeal of the court's denial of this defense. An interlocutory appeal of this issue was allowed, and on
August 27, 2013, the United States Court of Appeals for the Tenth Circuit (the “Tenth Circuit”) affirmed the lower court’s denial of defendants’ motion to dismiss the plaintiff’s claims as being time barred; the Tenth Circuit held that the Extender Statute, 12 U.S.C. §1787(b)(14) applied to plaintiff’s claims. On June 16, 2014, the United States Supreme Court (the "Supreme Court") granted a petition of NMFC and its co-defendants for certiorari, vacated the ruling of the Tenth Circuit, and remanded the case back to that court for further consideration in light of the Supreme Court’s decision in CTS Corp. v. Waldburger, 134 S. Ct. 2175 (2014). On August 19, 2014, the Tenth Circuit reaffirmed its prior decision, and on October 2, 2014, the defendants filed a petition for writ of certiorari with the Supreme Court, which was denied. On March 22, 2016, NMFC filed motions for summary judgment, and plaintiff filed a motion for partial summary judgment. Those motions remain pending. Given that plaintiff did not file a timely proof of claim in NMFC’s bankruptcy case, the Company believes it is likely that the case will be dismissed. The Company believes that NMFC has meritorious defenses to the case and expects it to defend the case vigorously in the event it proceeds.

On February 28, 2013, the Federal Housing Finance Agency, as conservator for the Federal Home Loan Mortgage Corporation
(Freddie Mac) and purportedly on behalf of the Trustee of the NovaStar Mortgage Funding Trust, Series 2007-1 (the “Trust”), a securitization trust in which the Company retains a residual interest, filed a summons with notice in the Supreme Court of the State of New York, New York County against the Company and NMI. The notice provides that this is a breach of contract action with respect to certain, unspecified mortgage loans and defendants' failure to repurchase such loans under the applicable agreements. Plaintiff alleges that defendants, from the closing date of the transaction that created the Trust, were aware of the breach of the representations and warranties made and failed to give notice of and cure such breaches, and due to the failure of defendants to cure any breach, notice to defendants would have been futile. The summons with notice was not served until June 28, 2013. By letter dated June 24, 2013, the Trustee of the Trust forwarded a notice from Freddie Mac alleging breaches of representations and warranties with respect to 43 loans, as more fully set forth in included documentation. The 43 loans had an aggregate, original principal balance of about $6.5 million. On August 19, 2013, Deutsche Bank National Trust Company, as Trustee, filed a complaint identifying alleged breaches of representations and warranties with respect to seven loans that were included in the earlier list of 43 loans. Plaintiff also generally alleged a trust-wide breach of representations and warranties by defendants with respect to loans sold and transferred to the trust. Plaintiff seeks specific performance of repurchase obligations; compensatory, consequential, recessionary and equitable damages for breach of contract; specific performance and damages for anticipatory breach of contract; indemnification (indemnification against NMI only) and damages for breach of the implied covenant of good faith and fair dealing. On October 9, 2013, the Company and NMI filed a motion to dismiss plaintiff’s complaint. This motion to dismiss was withdrawn after plaintiff filed an amended complaint on January 28, 2014, and on March 4, 2014, the Company and NMI filed a motion to dismiss the amended complaint. By a Decision/Order dated November 30, 2017, the court granted in part and denied in part the motion to dismiss the amended complaint. The court dismissed all claims except for plaintiff’s claim for damages for breach of contract, to the extent that claim is based on the Company’s and NMI’s alleged failure to notify plaintiff of allegedly defective loans, and plaintiff’s claim for indemnification. The court denied the motion to dismiss these claims without prejudice to the Company’s and NMI’s right to file a new motion to dismiss in conformity with procedures to be established in coordinated proceedings before the court addressing similar claims against numerous defendants. Briefing of the indemnification issue is complete, and the oral argument is yet to be scheduled. Given the stage of the litigation, the Company cannot provide an estimate of the range of any loss. The Company believes that it has meritorious defenses to the case and expects to defend the case vigorously.

See the "Corporate Overview" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the condensed consolidated financial statements for a description of the Company’s Chapter 11 proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in the 2017 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None

Item 6. Exhibits

Exhibit No.	Description of Document
10.1
Employment agreement, dated as of March 27, 2018, by and between Novation Companies, Inc. and David W. Pointer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2018).

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
101
The following financial information from Novation Companies, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Shareholders' Deficit for the three months ended March 31, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVATION COMPANIES, INC.

DATE:	May 11, 2018	/s/ David W. Pointer
David W. Pointer, Chief Executive Officer
(Principal Executive Officer)

DATE:	May 11, 2018	/s/ Carolyn K. Campbell
Carolyn K. Campbell, Chief Financial Officer
(Principal Financial Officer)