Form 10-Q
period 2018-09-30
NOVATION COMPANIES, INC.
filed 2018-11-13
CIK 1025953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the Registrant's Common Stock outstanding on November 12, 2018 was 99,340,653.

NOVATION COMPANIES, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2018

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements
NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2018 (unaudited)	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$2,200	$2,740
Accounts and unbilled receivables	5,905	7,922
Marketable securities	5,512	11,795
Other	417	578
Total current assets	14,034	23,035
Non-current assets
Goodwill	8,205	8,205
Intangible assets, net	7,276	8,172
Other	102	425
Total non-current assets	15,583	16,802
Total assets	$29,617	$39,837

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$590	$1,645
Accrued compensation and benefits payable	3,183	4,213
Borrowings under revolving line of credit	1,608	3,333
Accrued interest payable	1,268	1,050
Accrued professional fees payable	21	1,037
Accrued claim settlements	934	—
Other	35	5
Total current liabilities	7,639	11,283

Non-current liabilities:
Long-term debt	85,971	86,050
Accrued claim settlements	553	—
Other	580	386
Total non-current liabilities	87,104	86,436
Total liabilities	94,743	97,719

Shareholders' deficit:
Common stock, $.01 par value per share: 100,000,000 shares authorized 99,340,653 and 97,138,750 shares issued and outstanding, as of September 30, 2018 and December 31, 2017, respectively	993	971
Additional paid-in capital	745,059	744,937
Accumulated deficit	(816,219)	(815,184)
Accumulated other comprehensive income	5,041	11,394
Total shareholders' deficit	(65,126)	(57,882)
Total liabilities and shareholders' deficit	$29,617	$39,837

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited; in thousands, except share and per share amounts)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Service fee income	$40,645	$11,863	$14,155	$11,863
Costs and expenses:
Cost of services	35,672	10,335	12,180	10,335
General and administrative expenses	6,100	4,672	2,023	2,880
Operating loss	(1,127)	(3,144)	(48)	(1,352)

Interest income – mortgage securities	1,033	2,544	117	725
Other income	4,511	365	1,572	59
Reorganization items, net	(1,831)	(3,958)	(81)	(902)
Interest expense	(3,914)	(2,848)	(1,366)	(763)

Income (loss) from continuing operations before income taxes	(1,328)	(7,041)	194	(2,233)
Income tax expense (benefit), continuing operations	(293)	14	(360)	—
Net income (loss) from continuing operations	(1,035)	(7,055)	554	(2,233)
Income (loss) from discontinued operations, net of income taxes	—	895	—	(125)
Net income (loss)	(1,035)	(6,160)	554	(2,358)

Other comprehensive loss:
Gains realized upon the sale of securities	(4,531)	(137)	(1,600)	(58)
Unrealized loss on marketable securities – available-for-sale	(1,822)	(1,262)	(21)	(497)
Total other comprehensive loss	(6,353)	(1,399)	(1,621)	(555)
Total comprehensive loss	$(7,388)	$(7,559)	$(1,067)	$(2,913)

Earnings (loss) per share:
Basic	$(0.01)	$(0.07)	$0.01	$(0.02)
Diluted	$(0.01)	$(0.07)	$0.01	$(0.02)
Weighted average shares outstanding:
Basic	93,690,389	92,788,107	94,229,244	92,806,846
Diluted	93,690,389	92,788,107	94,229,244	92,806,846
See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,035)	$(6,160)
Net income from discontinued operations	—	895
Net loss from continuing operations	(1,035)	(7,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	896	198
Realized gain on sale of marketable securities	(4,531)	(137)
Accretion of marketable securities	(70)	58
Settlement claims	1,487	—
Depreciation expense	328	37
Compensation recognized under stock compensation plans	144	18
Changes in operating assets and liabilities, net of acquisition:
Accounts and unbilled receivables	2,017	177
Accounts payable and accrued expenses	(1,055)	(30)
Accrued professional fees payable	(1,016)	2,889
Accrued compensation and benefits payable	(1,030)	(99)
Accrued interest payable	218	(2,930)
Other current assets and liabilities, net	191	285
Other noncurrent assets and liabilities, net	189	260
Net cash used in operating activities of continuing operations	(3,267)	(6,329)
Net cash provided by operating activities of discontinued operations	—	895
Net cash used in operating activities	(3,267)	(5,434)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	4,531	26,847
Purchases of business, net of cash received	—	(23,337)
Net cash provided by investing activities	4,531	3,510

Cash flows from financing activities:
Borrowings under revolving line of credit	40,939	—
Repayments of borrowings under revolving line of credit	(42,664)	—
Paydowns of long-term debt	(79)	(70)
Net cash used in financing activities	(1,804)	(70)

Cash and cash equivalents:
Net decrease	(540)	(1,994)
Beginning of period	2,740	4,805
End of period	$2,200	$2,811

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$3,697	$5,780
Reorganization items	$1,171	$3,567
See notes to condensed consolidated financial statements.

	For the Nine Months Ended September 30,
	2018	2017
Supplemental disclosure of financing and investing activities:
Assets acquired and liabilities assumed in connection with purchase of business:
Cash and cash equivalents	$—	$246
Accounts receivable	—	7,465
Other current assets	—	59
Property and equipment	—	581
Intangible assets	—	8,669
Goodwill	—	12,029
Accrued compensation and benefits	—	(4,751)
Long-term debt, including current portion of $426	—	(684)
Other current liabilities	—	(31)
Purchase price	$—	$23,583

NOVATION COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the period ended September 30, 2018 (unaudited)

Note 1. Condensed Consolidated Financial Statement Presentation

Description of Operations – Novation Companies, Inc. and its subsidiaries (the “Company,” “Novation,” “we,” “us” or "our"), through Healthcare Staffing, Inc. ("HCS"), our wholly-owned subsidiary acquired on July 27, 2017, provides outsourced health care staffing and related services in the State of Georgia. We also own a portfolio of mortgage securities which generate earnings to support on-going financial obligations. Our common stock, par value $0.01 per share, is traded on the OTC Pink marketplace of the OTC Markets Group, Inc. under the symbol “NOVC”.

Management of the Company measures financial performance based on the results of the Company as a whole and not based on the performance of the Company's investments and HCS.

Liquidity and Going Concern – During the nine months ended September 30, 2018, the Company incurred a net loss of $1.0 million and generated negative operating cash flow of $3.3 million. As of September 30, 2018, the Company had an overall shareholders' deficit of $65.1 million, an aggregate of $2.2 million in cash and total liabilities of $94.7 million. Of the $2.2 million in cash, $0.7 million is held by the Company's subsidiary NovaStar Mortgage LLC ("NMLLC"). This cash is available only to pay general creditors and expenses of NMLLC. The Company also has a significant ongoing obligation to pay interest under its senior notes agreement. In addition, in the first quarter of 2018 a significant customer substantially reduced the level of staff outsourced to HCS. However, an agreement with a new significant customer was signed during the second quarter of 2018, with the new customer starting in the second half of the third quarter.

During 2018, the Company executed trades to sell a portion of its overcollateralization mortgage securities. These sales generated $4.5 million in cash proceeds for the Company. For the three and nine month periods ended September 30, 2018, the Company recorded $1.6 million and $4.5 million, respectively, in gains in other income in the Statements of Operations and Comprehensive Loss related to the sale of these securities. Management believes that other mortgage securities may be sold on similar terms in the event additional cash proceeds are needed.

Management continues to work toward expanding HCS’s operations by building their customer base. This includes increasing revenue from existing customers in the Community Service Boards (“CSBs”) market and also targeting new customers, which have not previously been served by HCS. In addition, management is exploring cost cutting initiatives that will reduce overall corporate overhead and operating costs. While our historical operating results and poor cash flow suggest substantial doubt exists related to the Company’s ability to continue as a going concern, management has concluded that the factors discussed above have alleviated the substantial doubt about the Company's ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued.

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

The Company's condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements. The Company's condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

On January 1, 2018, the Company adopted new accounting guidance on revenue recognition prescribed by Financial Accounting Standards Board Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. We used the modified retrospective approach applied to those customer contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new guidance, while prior periods continue to be reported in accordance with previous accounting guidance. We determined that no cumulative effect adjustment to accumulated deficit was necessary upon adoption as there were no significant revenue recognition differences identified between the new and previous accounting guidance. Additional disclosures have been provided in accordance with the new guidance in Note 4.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of operations and comprehensive income (loss) is required to be filed. The Company anticipates its first presentation of year-to-date quarterly changes in shareholders' deficit will be included in its Form 10-Q for the quarter ending March 31, 2019.

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

On September 25, 2017, the bankruptcy case of 2114 Central, LLC was dismissed by order of the Bankruptcy Court. On December 22, 2017, NMLLC filed with the Bankruptcy Court a Chapter 11 plan of reorganization, and on December 26, 2017 filed a related disclosure statement. The Bankruptcy Court entered an order on February 16, 2018 approving the disclosure statement, as revised. On April 11, 2018, the Bankruptcy Court confirmed NMLLC’s plan of reorganization. This plan allows NMLLC to exit bankruptcy, but prohibits the use of NMLLC assets for anything other than for the payment of NMLLC obligations. See Note 8 - Commitments and Contingencies for settlement information that was agreed to by NMLLC as part of its reorganization efforts. These obligations of approximately $1.5 million are captured below in the numbers reported for the nine months ended September 30, 2018.

We incurred significant costs associated with our reorganization and the Chapter 11 proceedings. These costs, which are being expensed as incurred, include (unaudited and in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2018	2017	2018	2017
Professional fees	$(341)	$(3,842)	$(81)	$(826)
Adjustments to other liabilities for claims made or rejected contracts	(1,490)	(87)	—	(68)
Other	—	(29)	—	(8)
Reorganization items, net	$(1,831)	$(3,958)	$(81)	$(902)

Note 3. Acquisitions

Acquisition of Healthcare Staffing, Inc. — On February 1, 2017, the Company entered into a Stock Purchase Agreement (the “HCS Purchase Agreement”) with Novation Holding, Inc., a wholly-owned subsidiary of the Company (“NHI”), HCS and Butler America, LLC ("Butler"), the former owner of HCS. On July 27, 2017, the Company and NHI completed the HCS Acquisition pursuant to the terms of the HCS Purchase Agreement and the Closing Agreement, entered into on the same date, as a result of which HCS became a wholly-owned subsidiary of NHI.

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

HCS’s results are included in our 2018 year to date condensed consolidated statement of operations and comprehensive loss. The following unaudited pro forma financial information for the three and nine months ended September 30, 2017 presents the combined results of HCS and Novation as if the HCS Acquisition had occurred on January 1, 2017 (in thousands except the per share amounts). The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations actually would have been or what results may be expected in the future.

	Nine Months Ended September 30, 2017	Three Months Ended September 30, 2017

Service fee income	$47,143	$18,312
Loss from continuing operations before taxes	$(5,162)	$(1,095)
Net loss	$(4,281)	$(1,220)

Basic and diluted earnings per share:
Net loss from continuing operations	$(0.06)	$(0.01)
Net loss	$(0.05)	$(0.01)

Included in general and administrative expenses during the nine months ended September 30, 2017 are approximately $1.2 million in fees associated with the HCS Acquisition.

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

	Nine Months Ended September 30, 2018		Three Months Ended September 30, 2018
	(unaudited)		(unaudited)
Type of Customer
CSB	$39,210	96.5%	$13,673	96.6%
Other	1,435	3.5%	482	3.4%

	$40,645	100%	$14,155	100%

Accounts and unbilled receivables are summarized as follows, in thousands:

	September 30, 2018 (unaudited)	December 31, 2017
Accounts receivable	$3,585	$5,418
Unbilled receivables (Contract Assets)	2,320	2,504

	$5,905	$7,922

As of September 30, 2018 and December 31, 2017, management has determined no allowance for doubtful accounts is necessary. During the nine months ended September 30, 2018, 35.2% of service fee income was generated from two customers. As of September 30, 2018, of accounts and unbilled receivables, 56.6% was due from four customers and 95% was due from 15 CSB customers.

Note 5. Marketable Securities

The Company's portfolio of available-for-sale securities includes (in thousands):

		Gross Unrealized		Estimated Fair Value
	Amortized Cost	Gains	Losses
As of September 30, 2018 (unaudited)
Marketable securities, current
Mortgage securities	$469	$5,041	$—	$5,510
Equity securities	2	—	—	2
Total	$471	$5,041	$—	$5,512

As of December 31, 2017
Marketable securities, current
Mortgage securities	$400	$11,394	$—	$11,794
Equity securities	1	—	—	1
Total	$401	$11,394	$—	$11,795

Prior to 2017, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. As a result of those activities, the Company holds mortgage securities that continue to be a source of its earnings and cash flow. As of September 30, 2018 and December 31, 2017, these mortgage securities consisted entirely of the Company's investment in the interest-only and overcollateralization bonds issued by securitization trusts sponsored by the Company. Maturities of these retained mortgage securities depend on repayment characteristics, performance and other experience of the underlying financial instruments. See Note 9 for details on the Company's fair value methodology.

During 2018, the Company sold a portion of three of its overcollateralization bonds and one interest-only bond. These sales generated gains of $1.6 million and $4.5 million during the three and nine months ended September 30, 2018, respectively. There were no other-than-temporary impairments relating to available-for-sale securities for the three and nine months ended September 30, 2018.

The following provides a summary of and aggregate information for the securitizations trusts and retained mortgage securities where the Company retained an interest in the assets issued by the securitization trust (in thousands):

		Size/Principal Outstanding (A)	Assets on Balance Sheet	Liabilities on Balance Sheet	Maximum Exposure to Loss	Year to Date Loss on Sale	Year to Date Cash Flows
September 30, 2018	(unaudited)	$2,560,801	$5,510	$—	$5,510	$—	$964
December 31, 2017		2,714,823	11,794	—	11,794	—	3,193

(A)	Size/Principal Outstanding is the aggregate principal of the underlying mortgage loans held by the securitization trusts for those assets on the Company's balance sheet.

As part of the mortgage securitization process, the Company owned the mortgage servicing rights on the mortgage loans in each securitization deal. These servicing rights were sold to a third party on October 12, 2007 as documented in the Servicing Rights Transfer Agreement by and between Saxon Mortgage Services as purchases and NovaStar Mortgage, Inc. as seller, which was discussed in the Company's third quarter 2007 report on Form 10-Q. As part of this transaction, the Company retained the clean-up call rights for most of the securitization deals.

Note 6. Goodwill and Intangible Assets

	September 30, 2018 (unaudited)			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived assets (in thousands)
Goodwill	$8,205	$—	$8,205	$8,205	$—	$8,205
Tradenames	1,147	—	1,147	1,147	—	1,147
	$9,352	$—	$9,352	$9,352	$—	$9,352

Finite-lived assets (in thousands)
Customer relationships	$6,895	$1,149	$5,746	$6,895	$410	$6,485
Non-compete agreement	627	244	383	627	87	540
	$7,522	$1,393	$6,129	$7,522	$497	$7,025

Amortization expense (unaudited, in thousands)
Nine months ended September 30, 2018	$896
Estimated future amortization expense (unaudited, in thousands)
2018	$300
2019	1,194
2020	1,107
2021	985
2022	985
Thereafter	1,558
Total estimated amortization expense	$6,129

Note 7. Borrowings

Revolving Credit Agreement — As of September 30, 2018 and December 31, 2017, HCS had $1.6 million and $3.3 million, respectively, outstanding under a Revolving Credit and Security Agreement (the “White Oak Credit Agreement”) between HCS and White Oak Global Advisors, LLC ("White Oak'). The credit agreement was originally with Federal National Payables, Inc. (d/b/a Federal National Commercial Credit) (“FNCC”), which White Oak acquired in February 2018. White Oak provides HCS with a line of credit of up to $5.0 million with availability based on a formula tied to HCS’s eligible accounts receivable and borrowings bearing interest at the prime rate plus 1.25%. The White Oak Credit Agreement also provides for customary origination and collateral monitoring fees payable to White Oak during its term. The initial term of the White Oak Credit Agreement expires on November 17, 2018 and HCS is engaged in discussions with White Oak regarding an extension of the White Oak Credit Agreement. The obligations of HCS under the White Oak Credit Agreement are secured by HCS’s inventory and accounts receivable. The White Oak Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including but not limited to financial covenants. The White Oak Credit Agreement also contains customary events of default, including but not limited to payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, White Oak may, among other remedies, accelerate payment of all obligations under the White Oak Credit Agreement. In connection with the White Oak Credit Agreement, the Company executed a guaranty in favor of White Oak guaranteeing all of HCS’s obligations under the White Oak Credit Agreement.

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

Property Financing — HCS financed the acquisition of property used in its operations under two separate financing agreements. The total amount financed under the agreements was $1.3 million at an aggregate nominal interest rate of 4.1%. The total amount outstanding under these loans was $0.2 million and $0.7 million as of September 30, 2018 and December 31, 2017, respectively, of which $0.2 million and $0.4 million are current and included in other current liabilities as of September 30, 2018 and December 31, 2017.

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

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case included NMFC and NovaStar Mortgage, Inc. ("NMI"), wholly-owned subsidiaries of the Company, and NMFC's individual directors, several securitization trusts sponsored by the Company (“Affiliated Defendants”) and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, plaintiff filed an amended complaint. Plaintiff seeks monetary damages, alleging that the defendants violated Sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff's claims, which the court granted on March 31, 2011, with leave to amend. Plaintiff filed a second amended complaint on May 16, 2011, and the Company again filed a motion to dismiss. On March 29, 2012, the court dismissed plaintiff's second amended complaint with prejudice and without leave to replead. Plaintiff filed an appeal in the United

States Court of Appeals for the Second Circuit (the "Appellate Court"). On March 1, 2013, the Appellate Court reversed the judgment of the lower court, which had dismissed the case. Also, the Appellate Court vacated the judgment of the lower court which had held that plaintiff lacked standing, even as a class representative, to sue on behalf of investors in securities in which plaintiff had not invested, and the appellate court remanded the case back to the lower court for further proceedings. On April 23, 2013 plaintiff filed its memorandum with the lower court seeking a reconsideration of the earlier dismissal of plaintiff's claims as to five offerings in which plaintiff was not invested, and on February 5, 2015, the lower court granted plaintiff's motion for reconsideration and vacated its earlier dismissal. On March 8, 2017, the Affiliated Defendants and all other parties executed an agreement to settle the action, with the contribution of the Affiliated Defendants to the settlement fund being paid by their insurance carriers. The court certified a settlement class and granted preliminary approval to the settlement on May 10, 2017.  One member of the settlement class objected to the settlement and sought a stay of the final settlement approval hearing on the ground that it did not receive notice of the settlement and had no opportunity to timely opt out of the class.  After the court rejected the motion for a stay, the objector filed an appeal and requested a stay of the court proceedings pending disposition of the appeal. The Appellate Court denied the temporary stay of the court proceedings pending a decision on the objector’s request for a stay. On October 19, 2018, the Appellate Court issued a summary order dismissing the appeal as moot and vacating the District Court order. Assuming the settlement is approved and completed, which is expected, the Company will incur no loss. The Company believes that the Affiliated Defendants have meritorious defenses to the case and, if the settlement is not approved, expects them to defend the case vigorously.

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

On February 28, 2013, the Federal Housing Finance Agency, as conservator for the Federal Home Loan Mortgage Corporation (Freddie Mac) and purportedly on behalf of the Trustee of the NovaStar Mortgage Funding Trust, Series 2007-1 (the “Trust”), a securitization trust in which the Company retains a residual interest, filed a summons with notice in the Supreme Court of the State of New York, New York County against the Company and NMI. The notice provides that this is a breach of contract action with respect to certain, unspecified mortgage loans and defendants’ failure to repurchase such loans under the applicable agreements. Plaintiff alleges that defendants, from the closing date of the transaction that created the Trust, were aware of the breach of the representations and warranties made and failed to give notice of and cure such breaches, and due to the failure of defendants to cure any breach, notice to defendants would have been futile. The summons with notice was not served until June 28, 2013. By letter dated June 24, 2013, the Trustee of the Trust forwarded a notice from Freddie Mac alleging breaches of representations and warranties with respect to 43 loans, as more fully set forth in included documentation. The 43 loans had an aggregate, original principal balance of about $6.5 million. On August 19, 2013, Deutsche Bank National Trust Company, as Trustee, filed a complaint identifying alleged breaches of representations and warranties with respect to seven loans that were included in the earlier list of 43 loans. Plaintiff also generally alleged a trust-wide breach of representations and warranties by defendants with respect to loans sold and transferred to the trust. Plaintiff seeks specific performance of repurchase obligations; compensatory, consequential, rescissory and equitable damages for breach of contract; specific performance and damages for anticipatory breach of contract; indemnification (indemnification against NMI only) and damages for breach of the implied covenant of good faith and fair dealing. On October 9, 2013, the Company and NMI filed a motion to dismiss plaintiff’s complaint. This motion to dismiss was withdrawn after plaintiff filed an amended complaint on January 28, 2014, and on March 4, 2014, the Company and NMI filed a motion to dismiss the amended complaint. By a Decision/Order dated November 30, 2017, the court granted in part and denied in part the motion to dismiss the amended complaint. The court dismissed all claims except for plaintiff’s claim for damages for breach of contract, to the extent that claim is based on the Company’s and NMI’s alleged failure to notify plaintiff of allegedly defective loans, and plaintiff’s claim for indemnification. The court denied the motion to dismiss these claims without prejudice to the Company’s and NMI’s right to file a new motion to dismiss in conformity with procedures to be established in coordinated proceedings before the court addressing similar claims against numerous defendants. Briefing of the indemnification issue was completed.

The parties have reached a settlement of this matter, subject to court approval. On October 25, 2018, the court entered an order approving the settlement. Pursuant to the terms of the settlement agreement, once that order becomes final and non-

appealable (i.e., after the time to appeal expires without an appeal being filed or upon the favorable resolution of any appeals), the Trustee is to file a motion with the court seeking an order discontinuing the lawsuit. This settlement includes an upfront payment of $0.3 million with equal quarterly installments over three years, which total an additional $0.3 million. Based on the probability of all contingencies associated with the settlement being satisfied, the Company has recorded an expense in the Reorganization Items, net expense line item of the income statement and the short and long-term liability totals in the applicable Accrued Settlement Claims lines per the balance sheet.
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

The parties have reached a settlement in this matter, subject to court approval. This settlement includes an upfront payment of $0.5 million with equal quarterly installments over three years, which total an additional $0.4 million. Based on the probability of this settlement receiving court approval, the Company has recorded an expense in the Reorganization Items, net expense line item of the income statement and the short and long-term liability totals in the applicable Accrued Settlement Claims lines per the balance sheet.

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

•	Level 3 - Valuations based on significant unobservable inputs that are supported by little or no market activity, such as discounted cash flow methodologies based on internal cash flow forecasts.

The Company's assets and liabilities, which are measured at fair value on a recurring basis, include (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities, current:
September 30, 2018 (unaudited)	$5,512	$2	$5,510	$—
December 31, 2017	$11,795	$1	$—	$11,794

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

During 2018, the Company engaged a broker to market and sell the interest-only and overcollateralization bonds. Through this broker and the subsequent sale of portions of these securities, the Company determined that a market of buyers exists for these securities. As a result, in the second quarter of 2018, the Company reassessed the previous valuation methodology and changed the valuation methodology from a discounted cash flow approach to a market-based approach. The Company determined the market for these securities is not an active market with quotes available to participants, but is instead based on quotes of similar investments. As a result, these investments now qualify as Level 2 investments for reporting purposes.

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

Mortgage Securities - Available-for-Sale — Mortgage securities include investments that were retained during the Company's lending and securitization process, conducted prior to 2017. For the retained mortgage securities, the Company maintains the right to receive excess interest and other cash flow generated through the mortgage loan securitization vehicle. The Company receives the difference between the interest on the mortgage loans and the interest paid to the securitization bondholders. The Company also owns overcollateralization ("OC") classes of various securitization trusts. These OC bonds represent the difference in the principal of the underlying mortgage loans compared to the bonds sold to third parties. This extra collateral serves as a cushion for losses that have and may occur in the underlying mortgage pool. The OC bonds may receive cash if and when it is determined that actual losses are less than expectations. The balance of the aggregate overcollateralization for these securities retained by the Company on September 30, 2018, was approximately $18.3 million. The timing and amount of cash to be generated by the OC bonds is contingent upon the performance of the underlying mortgage loan collateral.

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

The following table provides a reconciliation of the beginning and ending balances for the Company's retained mortgage securities – available-for-sale, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (unaudited, in thousands):

	Nine Months Ended September 30,
	2018	2017
Balance, beginning of period	$11,794	$9,791
Increases (decreases) to mortgage securities – available-for-sale:
Accretion	151	258
Proceeds from paydowns of securities (A)	(93)	(310)
Gains realized upon sale of mortgage securities	(2,931)	—
Market value adjustment (B)	(1,801)	(1,419)
Securities transferred from Level 3 to Level 2	(7,120)	—
Net decrease to level 3 mortgage securities – available-for-sale	(11,794)	(1,471)
Balance, end of period	$—	$8,320

(A) Cash received on mortgage securities with no cost basis was $0.8 million and $2.3 million for the nine months ended September 30, 2018 and 2017, respectively.
(B) The market value decrease shown is based on the normal decline in the security values based on the reduction of future cash flows over time.

The following table provides the estimated fair value of financial instruments and presents amounts that have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies could have a material impact on the estimated fair value amounts. The fair value of short-term financial assets and liabilities, such as service fees receivable, notes receivable, and accounts payable and accrued expenses are not included in the following table as their carrying value approximates their fair value.

The estimated fair values of the Company's financial instruments are (in thousands):

	September 30, 2018 (unaudited)		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Marketable securities	$5,512	$5,512	$11,795	$11,795
Financial liabilities:
Senior notes	$85,938	$26,018	$85,938	$23,018

For the items in the table above not measured at fair value in the statement of financial position but for which the fair value is disclosed, the fair value has been estimated using Level 2 methodologies for the marketable securities, such as bids from buyers on the securities. The senior notes utilize Level 3 methodologies, based on significant unobservable inputs that are supported by little or no market activity, such as discounted cash flow calculations based on internal cash flow forecasts. The other debt balances, from the revolving credit agreement and property financing, are recorded in the condensed and consolidated balance sheet at an amount which approximates their fair value. No liabilities have been transferred between levels during any period presented. As disclosed above, the value of the marketable securities transferred from a Level 3 methodology as of December 31, 2017 to a Level 2 methodology for the second quarter of 2018.

Senior Notes — The fair value is estimated by discounting future projected cash flows using a discount rate commensurate with the risks involved. The interest rate on the senior notes is three-month LIBOR plus 3.5% per annum until maturity in March 2033. The three-month LIBOR used in the analysis was projected using a forward interest rate curve.

Note 10. Income Taxes

Prior to 2017, the Company determined that it was no longer more likely than not that it will recognize a portion of its deferred tax assets. Therefore, as of September 30, 2018 and December 31, 2017, the Company maintained a full valuation allowance against its net deferred tax assets of $164.5 million and $162.7 million, respectively. For the three and nine month periods ended September 30, 2018, an income tax benefit was booked due to the reversal of select components of the Company's uncertain tax positions. The Company's determination of the extent to which its deferred tax assets will be realized requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods. Because of the full valuation allowance, the Company's effective tax rate is expected to be near 0% and therefore the income tax expense (benefit) is not material for any period presented.

As of September 30, 2018, the Company had a federal NOL of approximately $693.2 million, including $307.3 million in losses on mortgage securities that have not been recognized for income tax purposes. The federal NOL may be carried forward to offset future taxable income, subject to applicable provisions of the Internal Revenue Code. If not used, these NOLs will expire in years 2025 through 2037. The Company has state NOL carryforwards arising from both combined and separate filings from as early as 2004. The state NOL carryforwards may expire as early as 2017 and as late as 2037.

As of September 30, 2018 and December 31, 2017, the total gross amount of unrecognized tax benefits was $13 thousand and $0.4 million. This amount also represents the total amount of unrecognized tax benefits that would impact the effective tax rate in the respective periods. The Company does not anticipate a material reduction of the unrecognized tax benefits due to the lapse of the related statute of limitations in the next twelve months.

Note 11. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share include the effect of conversions of stock options and nonvested shares.

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	(unaudited)		(unaudited)
	2018	2017	2018	2017
Numerator, in thousands:
Net income (loss) from continuing operations	$(1,035)	$(7,055)	$554	$(2,233)
Net income (loss) from discontinued operations	—	895	—	(125)
Net income (loss) available to common shareholders	$(1,035)	$(6,160)	$554	$(2,358)

Denominator:
Weighted average common shares outstanding – basic	93,690,389	92,788,107	94,229,244	92,806,846

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	93,690,389	92,788,107	94,229,244	92,806,846
Stock options	—	—	—	—
Nonvested shares	—	—	—	—
Weighted average common shares outstanding – dilutive	93,690,389	92,788,107	94,229,244	92,806,846

Basic earnings (loss) per share:
Net income (loss) from continuing operations	$(0.01)	(0.08)	$0.01	$(0.02)
Net income from discontinued operations	—	0.01	—	—
Net income (loss) available to common shareholders	$(0.01)	$(0.07)	$0.01	$(0.02)

Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$(0.01)	$(0.08)	$0.01	$(0.02)
Net income from discontinued operations	—	0.01	—	—
Net income (loss) available to common shareholders	$(0.01)	$(0.07)	$0.01	$(0.02)

Options to purchase shares of common stock were outstanding during each period as presented below (in thousands, except exercise prices), but were not included in the computation of diluted earnings per share because the calculated number of shares assumed to be repurchased was greater than the number of shares to be obtained upon exercise, therefore, the effect would be anti-dilutive.

	Nine Months Ended September 30,		Three Months Ended September 30,
	(unaudited)		(unaudited)
	2018	2017	2018	2017
Number of stock options	72	1,869	72	1,869
Weighted average exercise price of stock options	$1.17	$0.89	$1.17	$0.89

There have been no options granted during 2017 or 2018. As of September 30, 2018 and 2017, the Company had 4.6 million and 2.8 million nonvested shares outstanding, respectively. These shares, on weighted-average basis, are not included in the calculation of earnings (loss) per share as they are anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this report regarding Novation Companies, Inc. and its business that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are those that predict or describe future events, do not relate solely to historical matters and include statements regarding management's beliefs, estimates, projections, and assumptions with respect to, among other things, our future operations, business plans and strategies, as well as industry and market conditions, all of which are subject to change at any time without notice. Words such as “believe,” “expect,” “anticipate,” “promise,” “plan,” and other expressions or words of similar meanings, as well as future or conditional auxiliary verbs such as “would,” “should,” “could,” or “may” are generally intended to identify forward-looking statements. Risks, uncertainties, contingencies, and developments, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and those identified in “Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the "2017 Form 10-K"), could cause our future operating results to differ materially from those set forth in any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

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

	September 30, 2018 (unaudited)	December 31, 2017
Cash and cash equivalents	$2,200	$2,740
Marketable securities	$5,512	$11,795

	For the Nine Months Ended September 30,
	(unaudited)
	2018	2017
Net loss per diluted share	$(0.01)	$(0.07)

Critical Accounting Policies
In our 2017 Form 10-K, we disclose critical accounting policies that require management to use significant judgment or that require significant estimates. Management regularly reviews the selection and application of our critical accounting policies. See Note 1 to the condensed consolidated financial statements for a discussion of significant accounting policies.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2018 as Compared to September 30, 2017
Service Fee Income and Cost of Services
HCS delivers outsourced full-time and part-time employees primarily to Community Service Boards (“CSBs”), quasi state organizations that provide behavioral health services at facilities across Georgia including mental health services, developmental disabilities programs and substance abuse treatments. The State of Georgia has a total of 25 CSBs. Each CSB has a number of facilities, including crisis centers, outpatient centers and 24-hour group homes that require a broad range of employees, such as registered nurses, social workers, house parents and supervisors. The CSB market in Georgia is large and growing steadily, as the demand for the services provided by the CSBs continues to grow. In addition to providing outsourced employees to CSBs, HCS also provides healthcare outsourcing and staffing services to hospitals, schools and a variety of privately owned businesses. The services and positions provided to non CSB clients are similar to the ones provided to CSB clients. The service fee income and costs of services in the condensed consolidated statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2018 are from the operations of HCS.

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

During first quarter of 2018 a significant customer substantially reduced the level of staff outsourced to HCS. However, an agreement with a new significant customer was signed during the second quarter of 2018, and the new customer started in September 2018. Management believes this new customer will assist in replacing a portion, but not recoup the entire amount of the lost revenue noted above.

General and Administrative
General and administrative expenses consist of salaries, office costs, legal and professional expenses and other customary costs of corporate administration. The large increase in these expenses results from the HCS Acquisition and the combination of HCS's expenses with those of Novation. For the three and nine months ended September 30, 2018, $1.4 million and $4.3 million of the total general and administrative expenses were incurred by HCS. Corporate-level general and administrative expenses for the three and nine months ended September 30, 2018 were $0.6 million and $1.8 million, respectively, compared to $1.5 million and $3.3 million for the three and nine months ended September 30, 2017. The decrease in corporate level expenses results from a reduction in staffing, professional fees and other costs of administration. In addition, the Company continues to explore options regarding cost containment.

The future amount of corporate-level general and administrative expenses will depend largely on corporate activities and staffing needs based on the evolving business strategy. For HCS, the amount of these expenses will depend on business growth.

Interest Income – Mortgage Securities
Interest income on our mortgage securities decreased to approximately $1.0 million during the nine months ended September 30, 2018 compared to $2.5 million during the nine months ended September 30, 2017. Similarly, interest income on our mortgage securities decreased to approximately $0.1 million during the three months ended September 30, 2018 compared to $0.7 million during the three months ended September 30, 2017. Fluctuations in the interest income received from our mortgage portfolio are due to factors beyond the Company's control, such as the performance of the underlying loan collateral, prepayment speeds, interest rates, etc.

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Gains on sales of investments	$4,531	$137	$1,600	$58
Dividends and interest income	10	227	2	4
Other income (expense)	(30)	1	(30)	(4)

Total	$4,511	$365	$1,572	$58

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

Interest Expense
Interest expense increased period over period, with the Company incurring $3.9 million and $2.8 million during the nine months ended September 30, 2018 and 2017, respectively. The increase is due to an increase in LIBOR, as the underlying obligations pay interest at a variable rate based on 3-month LIBOR. See "Liquidity and Capital Resources" below and Note 7 to the condensed consolidated financial statements for additional information regarding the Company's borrowings.

Income Tax Expense
Because of the Company's significant net operating losses and full valuation allowance, the income tax expense was not material for any period presented and is not expected to be material for the foreseeable future.

Liquidity and Capital Resources
Liquidity and Going Concern.

See Note 1, Condensed Consolidated Financial Statement Presentation and Note 8, Commitments and Contingencies. In addition, under the terms of the Senior Secured Note Purchase Agreement (the “Note Purchase Agreement”), signed when the Company exited bankruptcy on July 27, 2017 and previously filed with the SEC, Novation is required to meet certain financial covenants on a trailing four quarter basis.  The Note Purchase Agreement excludes extraordinary costs for the purposes of calculating net income.  In our recent filings we have detailed many of these extraordinary costs.  As of September 30, 2018, Novation was in compliance with the financial covenants required by this Agreement.

Overview of Cash Flow for the Nine Months Ended September 30, 2018

The following table provides a summary of our operating, investing and financing cash flows as taken from our condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 (in thousands).

	Nine months ended September 30,
	2018	2017
Consolidated Statements of Cash Flows:
Cash used in operating activities	$(3,267)	$(5,434)
Cash flows provided by investing activities	$4,531	$3,510
Cash flows used in financing activities	$(1,804)	$(70)

Operating Activities – The Company's cash flows from operating activities increased from cash used in operations of $5.4 million for the nine months ended September 30, 2017 to cash used in operations of $3.3 million for the nine months ended September 30, 2018. The Company's net loss decreased, from a loss of $7.1 million for the nine months ended September 30, 2017 to a loss of $1.0 million for the nine months ended September 30, 2018. The decreased net loss was offset by non-cash charges of $1.7 million driven by the realized gain of $4.5 million recognized in the nine months ended September 30, 2018, and a change in operating assets and liabilities of $0.5 million, due primarily to the decrease in accounts receivable of $2.0 million and a decrease in both accrued professional fees and accrued compensation of $1.0 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures were not effective as of September 30, 2018, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Remediation of Material Weakness

We are working to improve the processes, procedures and controls at HCS and remediate this material weakness. Since the acquisition of HCS in July 2017, we have implemented improvements in processes, procedures and controls. This also includes additional oversight and review of accounting and financial statement process handled by HCS. While we continue to make these improvements, the Company has not corrected these issues and will continue to disclose in future periods the progress we have made in efforts to remediate this material weakness.

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
101
The following financial information from Novation Companies, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Shareholders' Deficit for the three and nine months ended September 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVATION COMPANIES, INC.

DATE:	November 13, 2018	/s/ David W. Pointer
David W. Pointer, Chief Executive Officer
(Principal Executive Officer)

DATE:	November 13, 2018	/s/ Carolyn K. Campbell
Carolyn K. Campbell, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)