Form 10-K
period 2018-12-31
NOVATION COMPANIES, INC.
filed 2019-03-28
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From __________to __________

Commission File Number 000-22897

NOVATION COMPANIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	74-2830661
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9229 Ward Parkway, Suite 340, Kansas City, MO	64114
(Address of Principal Executive Office)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2018 was approximately $1,888,796, based upon the closing sales price of the registrant’s common stock on that date ($.03).

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of the registrant's common stock outstanding on March 25, 2019 was 101,577,893.

NOVATION COMPANIES, INC.

FORM 10-K

For the Fiscal Year ended December 31, 2018

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

Item 1. Business

Overview

Through Healthcare Staffing, Inc. ("HCS"), our wholly-owned subsidiary acquired on July 27, 2017, we provide outsourced health care staffing and related services in the State of Georgia. The Company has also historically owned a portfolio of mortgage securities which generated earnings to support on-going financial obligations. These securities were marketed for sale and sold for a total of $13 million during 2018.  Our common stock, par value $0.01 per share, is traded on the OTC Pink marketplace of the OTC Markets Group, Inc. under the symbol “NOVC”.

Recent Developments

Emergence from Bankruptcy. On July 20, 2016 (the “Bankruptcy Petition Date”), Novation and three of its subsidiaries, NovaStar Mortgage LLC (“NMLLC”), NovaStar Mortgage Funding Corporation and 2114 Central LLC (the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland (the “Bankruptcy Court”).  The Company and one of its subsidiaries subsequently filed with the Bankruptcy Court, and amended, a plan of reorganization (the “Plan”) for the resolution of the outstanding claims against and interests pursuant to Section 1121(a) of the Bankruptcy Code (as amended and supplemented, the "Plan") and a related disclosure statement.  The Bankruptcy Court entered an order on June 12, 2017 confirming the Plan (the “Confirmation Order”) solely with respect to the Company, which provided that the effective date of the Plan will occur when all conditions precedent to effectiveness, as set forth in the Plan, have been satisfied or waived.  Two of the conditions to the effectiveness of the Plan were (i) the closing of the Company’s acquisition (the “HCS Acquisition”) of all of the capital stock of HCS and (ii) the restructuring of the Company’s then outstanding senior notes. The HCS Acquisition and the note restructuring were completed on July 27, 2017 and the Company filed a Notice of Occurrence of Effective Date of the Plan with the Bankruptcy Court. Under the Plan, holders of existing equity interests in the Company (i.e., the common stock) retained their interests.

On September 25, 2017, the bankruptcy case of 2114 Central, LLC was dismissed by order of the Bankruptcy Court.  Thereafter, on December 22, 2017, NMLLC filed with the Bankruptcy Court a Chapter 11 plan of reorganization, and on December 26, 2017 filed a related disclosure statement.  The Bankruptcy Court entered an order on February 16, 2018 approving the disclosure statement, as revised.  On April 11, 2018, the Bankruptcy Court confirmed NMLLC's plan of reorganization.  This plan allows NMLLC to exit bankruptcy, but prohibits the use of NMLLC assets for anything other than for the payment of NMLLC obligations.  See Note 9 - Commitments and Contingencies for settlement information that was agreed to by NMLLC as part of its reorganization efforts.  These obligations of approximately $1.5 million are captured in Note 2 - Reorganization in the numbers reported for the year ended December 31, 2018.

Acquisition of Healthcare Staffing, Inc. On July 27, 2017, the Company completed the HCS Acquisition, acquiring all of the outstanding capital stock of HCS from Butler America, LLC (“Butler”) for approximately $24.0 million in cash, pursuant to the terms and conditions of a Stock Purchase Agreement, dated as of February 1, 2017 (as amended, the “HCS Purchase Agreement”), by and among the Company, Novation Holding, Inc., a wholly-owned subsidiary of the Company (“NHI”), HCS and Butler. The purchase price is subject to adjustment as provided in the HCS Purchase Agreement. See Note 4 to the consolidated financial statements for additional information regarding the HCS Acquisition. The operations of HCS are the Company’s primary operations.

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

HCS

Established in 1995, HCS is the largest outsourced healthcare services provider in the State of Georgia. HCS delivers outsourced full-time and part-time employees primarily to Community Service Boards (“CSB”). A CSB is a quasi-state organization providing behavioral health services at facilities across Georgia including mental health services, developmental disabilities programs and substance abuse treatments. The State of Georgia has a total of 21 CSB. Each CSB has a number of facilities, including crisis centers, outpatient centers and 24-hour group homes that require a broad range of employees, such as registered nurses, social workers, house parents and supervisors. The CSB market in Georgia is large and growing steadily, as the demand for the services provided by the CSB continues to grow. The Georgia Association for CSB estimates that CSB in Georgia provided services to more than 173,000 people in 2010, a figure that grew to more than 188,000 people in 2016. In addition to providing outsourced employees to CSB, HCS also provides healthcare outsourcing and staffing services to hospitals, schools, crisis units, clinics, doctors offices, prisons and a variety of privately owned businesses.

Over the past 15 years, HCS has become the largest medical services outsource provider in Georgia, operating throughout the state. HCS has long-term relationships with its customers and has been providing services to several clients for more than 15 years. The services and positions provided to non-CSB clients are similar to the ones provided to CSB client.

Other Investments

Prior to 2017, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. As a result of those activities, we acquired mortgage securities that continued to be a source of our earnings and cash flow. Residual securities consisted of interest-only and overcollateralization bonds. Collectively, these securities are referred to as our retained mortgage securities. The Company marketed these securities for sale and sold them during 2018 for a total of $13 million.

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

Employees

As of March 25, 2019, the Company employed 1,686 full-time employees and 583 part-time employees. None of the Company's employees are represented by a union or covered by a collective bargaining agreement.

Additional Information

The Company is a Maryland corporation formed on September 13, 1996 as “CapStar Financial, Inc.” The Company’s name was changed to “NovaStar Financial, Inc.” effective October 11, 1996, and to “Novation Companies, Inc.” effective May 23, 2012. Our corporate executive offices are located at 9229 Ward Parkway, Suite 340, Kansas City, MO 64114 and our telephone number is (816) 237-7000. Our website address is www.novationcompanies.com. Our website is not intended to be a part of, nor are we incorporating it by reference into, this Annual Report on Form 10-K (this "Form 10-K"). Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our website as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. Reports and other information we file with the SEC may also be viewed at the SEC’s website at www.sec.gov or viewed or obtained at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549.

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

HCS derives the majority of its businesses from CSBs. There are 21 CSBs in Georgia and HCS conducts business with 15 of them. Matters that adversely impact Georgia CSBs, including regulatory changes, may negatively affect our business.

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

During 2018, we had net income of $6.1 million.  However, $12.9 million of this was attributable to one-time realized gains on the sale of mortgage securities.  We also generated negative operating cashflow of $5.1 million. As of December 31, 2018, we had an overall shareholders deficit of $63.0 million. As of December 31, 2018, we had an aggregate of $9.2 million in cash and cash equivalents and total liabilities of $94.1 million. Of the $9.2 million in cash, $1.3 million was held by our subsidiary NMLLC, which has filed a Chapter 11 plan of reorganization that was confirmed by the court on April 11, 2018 and under such plan is prohibited from using its assets for anything other than payment of its obligations. The Company also has a significant on-going obligation to pay interest under its senior note agreement.

After engaging major investment firms to evaluate the marketplace for its mortgage securities, the Company executed trades to sell all of its mortgage securities during 2018.  These sales generated $13.0 million in cash proceeds for the Company.  However, the Company will no longer have any future cash flows from these securities since they were sold.  In addition, through the date of this filing, HCS believes it has demonstrated that it can provide positive cash flow sufficient to support HCS operations.  Management continues to work toward expanding HCS’s customer base by increasing revenue from existing customers and targeting new customers that have not previously been served by HCS.  In addition, management is exploring cost cutting initiatives that will reduce overall corporate overhead and operating costs.

While our historical operating results and poor cashflow suggest substantial doubt exists related to the Company’s ability to continue as a going concern, management has concluded that the factors discussed above have alleviated the substantial doubt about the Company's ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

We cannot provide assurance that revenue generated from our businesses will be sufficient to sustain our operations in the long term.  Additionally, we cannot be certain that we will be successful at raising capital in the future. Such failures would have a material adverse effect on our business, including the possible cessation of operations.

We found material weaknesses in our disclosure controls and procedures and internal control over financial reporting and concluded that they were not effective as of December 31, 2018.

As disclosed in Part II, Item 9. Controls and Procedures of this Form 10-K, our chief executive officer and chief financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2018 due to the lack of adequate processes, procedures and controls at HCS. Our failure to successfully remediate these material weaknesses could cause us to fail to meet our reporting obligations and to produce timely and reliable financial information. Additionally, such failure could cause investors to lose confidence in our public disclosures, which could have a negative impact on our stock price. For a discussion of these material weaknesses and our remediation efforts, please see Part II, Item 9. Controls and Procedures of this Form 10-K.

Our ability to use our net operating loss carryforwards and net unrealized built-in losses could be severely limited.

As of December 31, 2018, we had federal net operating losses ("NOLs") of approximately $729.2 million, including $250.3 million in losses on mortgage securities that have not been recognized for income tax purposes. Our ability to use NOLs to offset future taxable income will depend on the amount of taxable income we generate in future periods and whether we become subject to annual limitations on the amount of taxable income that may be offset by our NOLs.

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

Our charter includes provisions designed to protect the tax benefits of our NOLs by generally restricting any direct or indirect transfers of our common stock that increase the direct or indirect ownership of our common stock by any person from less than 4.99% to 4.99% or more, or increase the percentage of our common stock owned directly or indirectly by a person owning or deemed to own 4.99% or more of our common stock. Any direct or indirect transfer attempted in violation of these transfer restrictions will be void as of the date of the prohibited transfer as to the purported transferee. These transfer restrictions expire on August 1, 2020. Additionally, we have adopted and our shareholders have approved a Rights Agreement (the “NOL Rights Plan”) that generally is designed to deter any person from acquiring shares of our common stock if the acquisition would result in such person beneficially owning 4.99% or more of our common stock without the approval of our Board of Directors (the “Board”). Shareholders voted to extend the NOL Rights Plan through July 20, 2021 at the Company's 2018 annual meeting of shareholders.

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

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (“2017 Tax Act”), which contains substantial changes to the Code. The 2017 Tax Act, among other things, reduces the federal corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limits the tax deduction for interest expense to 30% of adjusted earnings, eliminates NOL carrybacks, limits the deductibility of loss carryforwards to 80% of current-year taxable income, and modifies or repeals many business deductions and credits. The tax rate reduction took effect on January 1, 2018. The lower tax rate and other new limits on the recognition of tax loss carryforwards have also reduced the value of existing NOL carryforwards and other tax assets. See Note 12 to our consolidated financial statements. There was no net effect of the tax reform enactment on the consolidated financial statements as of December 31, 2018. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. We continue to examine the impact these changes may have on our deferred tax assets and our business.

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

Certain provisions of our charter, bylaws, Maryland law, and our NOL Rights Plan could discourage, delay or prevent transactions that involve an actual or threatened change in control, and may make it more difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders. Under our charter, generally a director may only be removed for cause and only by the affirmative vote of the holders of at least a majority of all classes of shares entitled to vote in the election for directors together as a single class. Maryland law provides protection for Maryland corporations against unsolicited takeover situations. Further, our charter includes provisions designed to protect the tax benefits of our NOLs by generally restricting any direct or indirect transfers of our common stock that increase the direct or indirect ownership of our common stock by any person from less than 4.99% to 4.99% or more, or increase the percentage of our common stock owned directly or indirectly by a person owning or deemed to own 4.99% or more of our common stock. Any direct or indirect transfer attempted in violation of these transfer restrictions will be void as of the date of the prohibited transfer as to the purported transferee. These transfer restrictions expire on August 1, 2020. Additionally, we have adopted an NOL Rights Plan that generally is designed to deter any person from acquiring shares of our common stock if the acquisition would result in such person beneficially owning 4.99% or more of our common stock without the approval of our Board. Shareholders voted to extend the NOL Rights Plan through July 20, 2021 at the Company's 2018 annual meeting of shareholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The executive and administrative offices for the Company are located in Kansas City, Missouri, and consist of approximately 1,400 square feet of leased office space. HCS leases office space in a number of locations in the state of Georgia. The executive and administrative offices for HCS are located in College Park, Georgia, and consist of approximately 4,700 square feet of leased office space.

Item 3. Legal Proceedings

The Company is a party to various legal proceedings. Except as set forth below, these proceedings are of an ordinary and routine nature.

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case included NovaStar Mortgage Funding Corporation (“NMFC”) and NovaStar Mortgage, Inc. ("NMI"), wholly-owned subsidiaries of the Company, and NMFC's individual directors, several securitization trusts sponsored by the Company (“affiliated defendants”) and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. The plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by the plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff's claims, which the court granted on March 31, 2011, with leave to amend. The plaintiff filed a second amended complaint on May 16, 2011, and the Company again filed a motion to dismiss. On March 29, 2012, the court dismissed the plaintiff's second amended complaint with prejudice and without leave to replead. The plaintiff filed an appeal. On March 1, 2013, the appellate court reversed the judgment of the lower court, which had dismissed the case. Also, the appellate court vacated the judgment of the lower court which had held that the plaintiff lacked standing, even as a class representative, to sue on behalf of investors in securities in which plaintiff had not invested, and the appellate court remanded the case back to the lower court for further proceedings. On April 23, 2013 the plaintiff filed its memorandum with the lower court seeking a reconsideration of the earlier dismissal of plaintiff's claims as to five offerings in which plaintiff was not invested, and on February 5, 2015 the lower court granted plaintiff's motion for reconsideration and vacated its earlier dismissal. On March 8, 2017, the affiliated defendants and all other parties executed an agreement to settle the action, with the contribution of the affiliated defendants to the settlement fund being paid by their insurance carriers. The court certified a settlement class and granted preliminary approval to the settlement on May 10, 2017.  One member of the settlement class objected to the settlement and sought a stay of the final settlement approval hearing on the ground that it did not receive notice of the settlement and had no opportunity to timely opt out of the class.  After the court rejected the motion for a stay, the objector filed an appeal and requested a stay of the district court proceedings pending disposition of the appeal. The court of appeals denied the temporary stay of the district court proceedings and on October 19, 2018 dismissed the appeal as moot.  Following the court of appeals’ denial of the objector’s petition for rehearing, the district court on March 7, 2019 held a fairness hearing.  On March 8, 2019, the district court issued a memorandum and order approving the settlement as fair, reasonable and adequate, and dismissing the action with prejudice.  Following entry of judgment, the objector filed a notice of appeal on March 26, 2019.  Assuming the settlement approval becomes final, which is expected, the Company will incur no loss.  The Company believes that the Affiliated Defendants have meritorious defenses to the case and, if the settlement approval does not become final, expects them to defend the case vigorously.

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

The parties have reached a settlement of this matter.  On October 25, 2018, the bankruptcy court overseeing the Company's bankruptcy case entered an order approving the settlement, and on November 19, 2018, the New York State Court “so ordered” a Stipulation of Voluntary Discontinuance terminating the case.  Pursuant to the terms of the settlement agreement, the required upfront payment of $0.3 million was made on March 1, 2019.  The settlement also requires equal quarterly installments over a three years period, which total an additional $0.3 million.  Based on the probability of all contingencies associated with the settlement being satisfied, the Company has recorded an expense in the second quarter of 2018 in the Reorganization Items, net expense line item of the income statement and the short and long-term liability totals in the applicable Accrued Settlement Claims lines per the balance sheet.

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

	High	Low
2018
First Quarter	$0.10	$0.03
Second Quarter	0.08	0.03
Third Quarter	0.05	0.02
Fourth Quarter	0.05	0.02

2017
First Quarter	$0.18	$0.03
Second Quarter	0.23	0.12
Third Quarter	0.14	0.09
Fourth Quarter	0.12	0.06

As of March 25, 2019, we had approximately 738 shareholders of record of the Company's common stock. This figure does not represent the actual number of beneficial owners of our common stock because such stock is frequently held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares.

No dividends were declared during 2018 or 2017 nor do we expect to declare any stock dividend distributions in the near future.The Note Purchase Agreement governing the Company's senior notes contains restrictive covenants which prohibit the Company and its subsidiaries, from among other things, making any cash dividend or distribution to Novation shareholders. Should the restrictions be relieved, any future determination to pay dividends will be made at the discretion of our Board and will depend on earnings, financial condition, cost of equity, investment opportunities and other factors as our Board may deem relevant.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations for the years ended December 31, 2018 and 2017. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and Notes to the Consolidated Financial Statements set forth in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

Corporate Overview

Through our wholly-owned subsidiary HCS, acquired on July 27, 2017, we provide outsourced health care staffing and related services in the State of Georgia. The Company also owned a portfolio of mortgage securities which generated earnings to support on-going financial obligations.These securities were sold during 2018 for $13.0 million.  See Note 6 to the consolidated financial statements for additional information regarding the sale of these securities. Our common stock, par value $0.01 per share, is traded on the OTC Pink marketplace of the OTC Markets Group, Inc. under the symbol “NOVC”.

See Part I, Item 1 of this Form 10-K for a discussion of our emergence from bankruptcy and note refinancing, which both occurred in the third quarter of 2017.

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

	December 31,
	2018	2017
Cash and cash equivalents	$9,249	$2,740
Marketable securities	$1	$11,795
Service fee income	$55,126	$27,965
Net income (loss) available to common shareholders, per basic share	$0.07	$(0.12)

Consolidated Results of Operations

Year Ended December 31, 2018 as Compared to the Year Ended December 31, 2017

Service Fee Income and Cost of Services

HCS delivers outsourced full-time and part-time employees primarily to Community Service Boards (“CSBs”), quasi state organizations that provide behavioral health services at facilities across Georgia including mental health services, developmental disabilities programs and substance abuse treatments. The State of Georgia has a total of 21 CSBs. Each CSB has a number of facilities, including crisis centers, outpatient centers and 24-hour group homes that require a broad range of employees, such as registered nurses, social workers, house parents and supervisors. The CSB market in Georgia is large and growing steadily, as the demand for the services provided by the CSBs continues to grow. In addition to providing outsourced employees to CSBs, HCS also provides healthcare outsourcing and staffing services to hospitals, schools and a variety of privately owned businesses. The services and positions provided to non CSB clients are similar to the ones provided to CSB clients. The service fee income and costs of services in the consolidated statement of operations and comprehensive income (loss) during 2018 are from the operations of HCS.

Future service fee income will be driven by the number of customers and the volume of associates employed by the CSB and outsourced to HCS. Customer contracts typically establish a fixed markup on the pay rate for the associates; therefore the cost of services will generally fluctuate consistently with fee income. HCS offers a health and welfare benefit plan to its associates. The cost of this benefit is passed through to customers plus a small markup to cover the cost of administration.

During the first quarter of 2018 a significant customer substantially reduced the level of staff outsourced to HCS.  However, HCS replaced the majority of that lost revenue with new CSB customer agreements signed during the second and third quarters of 2018.  These new customers started in September 2018 and January 2019, respectively.

General and Administrative Expenses

General and administrative expenses consist of salaries, office costs, legal and professional expenses and other customary costs of corporate administration.  The increase in these expenses during 2018 results from a full year of ownership of HCS, as compared to a partial year of ownership in 2017.  During 2018 and 2017, $5.8 and $2.8 million, respectively, of the total general and administrative expenses were incurred by HCS.  Corporate-level general and administrative expenses during 2018 and 2017 were $2.3 million and $3.9 million, respectively. The reduction of professional and legal fees due to the emergence from bankruptcy was the primary reason for the decrease in corporate-level general and administrative expenses. The future amount of corporate-level general and administrative expenses will depend largely on corporate activities, professional fees associated with those activities and staffing needs based on the evolving business strategy. For HCS, the amount of these expenses will depend on business growth.

Goodwill Impairment Charge

During the fourth quarter of 2017, HCS was notified that a customer would be significantly reducing the level of staff outsourced to HCS. The last pay period in 2017 was the final service period for these employees. Accordingly, management completed a goodwill impairment assessment as of December 31, 2017, which determined that the carrying value of the HCS goodwill exceeded the fair value by $4.5 million. There were no goodwill impairment charges for the year ended December 31, 2018.

Interest Income – Mortgage Securities

Interest income on our mortgage securities decreased to approximately $1.1 million in 2018 from $3.1 million in 2017. Fluctuations in the interest income received from our mortgage portfolio are typically due to factors beyond the Company's control, such as the performance of the underlying loan collateral, prepayment speeds, interest rates, etc.  During 2018, the overall interest rate increase in the market had a negative impact on the interest income received from these securities. All of our mortgage securities were sold in December 2018, and therefore the Company will have no future interest income or cash flow from these securities.

Impairment on Mortgage Securities

To the extent that the cost basis of mortgage securities exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss.  The impairment of $.3 million on the 2002-3 AIO security recorded in 2018 was primarily driven by the deteriorating credit quality of the loans underlying the security.

Other Income

Other income consists primarily of the interest, dividend, and other income received from ownership of its mortgage securities.  Fluctuations in the income received from these securities results from the timing of purchases/sales and amounts of dividends and interest paid.  Subsequent to the HCS Acquisition, the Company had significantly less available funds to invest.  The Company sold all of its mortgage securities in December 2018, resulting in gains on sale of $12.9 million.

	For the Years Ended December 31,
	2018	2017
Interest income	$10	$230
Gains on sales of investments	12,881	137
Other	401	(19)
Total	$13,292	$348

Reorganization items, net

The Company has incurred significant costs associated with our reorganization and the Chapter 11 proceedings, which primarily consists of legal fees, and are expensed as incurred.  These costs have decreased significantly as a result of the completion of the Company's Reorganization efforts and will continue to decrease significantly in 2019.  Reorganization items include (in thousands):

	For the Years Ended December 31,
	2018	2017
Professional fees	$(374)	$(3,460)
Adjustments to other liabilities for claims made or rejected contract	(1,490)	(87)
Other	-	(34)
Reorganization items, net	$(1,864)	$(3,581)

Interest Expense

Interest expense is comprised primarily of interest on our senior notes, which is variable based on 3-month LIBOR. Interest expense increased to $5.3 million in 2018 from $3.9 million in 2017. The increase in interest expense is a result of an increase in LIBOR.

Liquidity and Capital Resources

During 2018, the Company had net income of $6.1 million and generated negative operating cash flow of $5.1 million.  As of December 31, 2018 the Company has an overall shareholders deficit of $63.0 million.  As of December 31, 2018, the Company had an aggregate of $9.2 million in cash and cash equivalents and total liabilities of $94.1 million.  Of the $9.2 million in cash, $1.3 million is held by the Company's subsidiary NMLLC, which has filed a Chapter 11 plan of reorganization that was confirmed by the court on April 11, 2018.  Under this plan, this cash is only available to pay general creditors and expenses of NMLLC.  The Company also has a significant ongoing obligation to pay interest under its senior note agreement.

On November 17, 2017, HCS entered into a Revolving Credit and Security Agreement, dated as of the same date (the “White Oak Credit Agreement”), with White Oak Global Advisors, LLC ("White Oak'), providing HCS with a line of credit of up to $5,000,000. The credit agreement was originally with Federal National Payables, Inc. (d/b/a Federal National Commercial Credit) (“FNCC”), which White Oak acquired in February 2018. The obligations of HCS under the White Oak Credit Agreement are secured by HCS’s inventory and accounts receivable. Availability under the White Oak Credit Agreement is based on a formula tied to HCS’s eligible accounts receivable, and borrowings under the White Oak Credit Agreement bear interest at the prime rate plus 1.25%.  The White Oak Credit Agreement also provides for customary origination and collateral monitoring fees payable to White Oak during its term. The White Oak Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including but not limited to financial covenants.  The White Oak Credit Agreement also contains customary events of default, including but not limited to payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events.  In the case of an event of default, White Oak may, among other remedies, accelerate payment of all obligations under the White Oak Credit Agreement.  In connection with the White Oak Credit Agreement, the Company executed a guaranty in favor of White Oak guaranteeing all of HCS’s obligations under the White Oak Credit Agreement.

The initial term of the White Oak Credit Agreement expired on November 17, 2018, but was renewed automatically for a consecutive one-year term per the provisions of the agreement. HCS terminated the White Oak Credit Agreement in February 2019 and the Company fully repaid the all the outstanding obligations at that time.

After engaging major investment firms to evaluate the marketplace for its mortgage securities, the Company executed trades to sell all of its mortgage securities during 2018.  These sales generated $13.0 million in cash proceeds for the Company.  However, the Company will no longer have any future cash flows from these securities since they were sold.  In addition, through the date of this filing, HCS believes it has demonstrated that it can provide positive cash flow sufficient to support HCS operations.  Management continues to work toward expanding HCS’s customer base by increasing revenue from existing customers and targeting new customers that have not previously been served by HCS.  In addition, management is exploring cost cutting initiatives that will reduce overall corporate overhead and operating costs.

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

Overview of Cash Flow for the Year Ended December 31, 2018

The following table provides a summary of our operating, investing and financing cash flows as taken from our consolidated statements of cash flows for 2018 and 2017 (in thousands).

	For the Years Ended December 31,
	2018	2017
Cash flows used in operating activities of continuing operations	$(5,056)	$(9,621)
Cash flows provided by investing activities of continuing operations	13,031	3,510
Cash flows (used in) provided by financing activities of continuing operations	(1,466)	3,151

Operating Activities

The decrease in net cash flows used from operating activities from continuing operations to approximately $5.1 million used during 2018 from approximately $9.6 million used during 2017 was driven primarily by the net income and a decrease in the Company's accounts and unbilled receivables.

Investing Activities

The increase in the net cash flows provided by investing activities is due to proceeds from the sales of marketable securities.

Financing Activities

During 2017, HCS entered into the White Oak Credit Agreement providing HCS with a line of credit of up to $5,000,000.  Availability under the White Oak Credit Agreement is based on a formula tied to HCS’s eligible accounts receivable.  The Company’s financing activities include the borrowings and payments under that credit facility during 2018.  HCS terminated the White Oak Credit Agreement in February 2019 and the Company fully repaid the all the outstanding obligations at that time.

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

For periods prior to June 30, 2018, in order to determine value, our process was to forecast interest rates, mortgage principal payments, prepayments and loan default assumptions and when, or if, the servicer for the underlying mortgage loans will exercise optional redemption rights (the "call date"). Making these assumptions requires a large degree of judgment. The rate used to discount the projected cash flows is also critical in the valuation of our residual securities. Management’s best estimate of key assumptions, including credit losses, prepayment speeds, expected call dates, market discount rates and forward yield curves commensurate with the risks involved, are used in estimating future cash flows. We use historical collateral performance data, market economic data and published forward yield curves when modeling future expected cash flows and establishing the rate of income recognized on our retained mortgage securities. At each reporting date, future expected cash flows to be received is forecasted based on the assumptions made. The fair value of the retained mortgage securities is estimated by discounting these cash flows. We have relied heavily on historical performance of non-prime mortgage loans, in general, to determine assumptions. However, market trends for housing prices, labor statistics and other economic factors have consistently improved for several years. Sufficient time has passed to suggest that these trends are sustainable. Therefore, we are now relying more heavily on the specific performance of these loans in forecasting cash flow from our retained mortgage securities. To date, these specific loans have performed significantly better than non-prime loans in general. Better performance by the underlying mortgage securities generally results in more cash flow and higher values for our retained mortgage securities.

For the period of June 30, 2018 and after, the Company engaged a broker to market and sell the interest-only and overcollateralization bonds. Through this broker and the subsequent sale of portions of these securities, the Company determined that a market of buyers exists for these securities. As a result, in the second quarter of 2018, the Company reassessed the previous valuation methodology and changed the valuation methodology from a discounted cash flow approach to a market-based approach

See Note 10 to the consolidated financial statements for additional information on the estimates used in the valuation of our retained mortgage securities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Novation Companies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Novation Companies, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income (loss), stockholders' deficit, and cash flows for each of the years in the two year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue in 2018 due to the adoption of FASB Accounting Standards Codification (Topic 606), Revenue from Contracts with Customers.

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

Minneapolis, Minnesota

March 25, 2019

NOVATION COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$9,249	$2,740
Accounts and unbilled receivables	6,122	7,922
Marketable securities	1	11,795
Other	480	578
Total current assets	15,852	23,035
Non-current assets:
Goodwill	8,205	8,205
Intangible assets, net	6,978	8,172
Other	95	425
Total non-current assets	15,278	16,802
Total assets	$31,130	$39,837

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable and current maturities of long-term debt	$657	$1,645
Accrued compensation and benefits payable	2,731	4,213
Borrowings under revolving line of credit	1,948	3,333
Accrued interest payable	1,295	1,050
Accrued professional fees payable	13	1,037
Accrued claim settlements	459	—
Other	35	5
Total current liabilities	7,138	11,283

Non-current liabilities:
Long-term debt	85,969	86,050
Accrued claim settlements	553	—
Other	426	386
Total non-current liabilities	86,948	86,436
Total liabilities	94,086	97,719

Shareholders' deficit:
Common stock, $.01 par value per share, 780,000,000 shares authorized:
99,137,893 and 97,138,750 shares issued and outstanding as of December 31, 2018 and 2017, respectively	991	971
Additional paid-in capital	745,104	744,937
Accumulated deficit	(809,050)	(815,184)
Accumulated other comprehensive income (loss)	(1)	11,394
Total shareholders' deficit	(62,956)	(57,882)
Total liabilities and shareholders' deficit	$31,130	$39,837

See notes to consolidated financial statements.

NOVATION COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2018	2017
Service fee income	$55,126	$27,965
Cost and expenses:
Cost of services	48,149	24,473
General and administrative expenses	8,089	6,713
Goodwill impairment charge	—	4,500
Operating loss	(1,112)	(7,721)

Interest income - mortgage securities	1,133	3,143
Impairment on mortgage securities	(325)	—
Gains on sales of investments	12,881	137
Other income	411	211
Interest expense	(5,279)	(3,935)
Reorganization items, net	(1,864)	(3,581)

Income (loss) from continuing operations before income taxes	5,845	(11,746)
Income tax expense (benefit), continuing operations	(289)	14
Net income (loss) from continuing operations	6,134	(11,760)
Income from discontinued operations, net of income taxes	—	895
Net income (loss)	6,134	(10,865)

Other comprehensive income (loss):
Reclassification gain on marketable securities included in net income	(12,881)	(137)
Unrealized gains on marketable securities – available-for-sale	1,486	2,212
Total other comprehensive income (loss)	(11,395)	2,075
Total comprehensive loss	$(5,261)	$(8,790)

Earnings (loss) per share:
Basic	$0.07	$(0.12)
Diluted	$0.06	$(0.12)
Weighted average common shares outstanding:
Basic	93,961,799	92,800,392
Diluted	94,470,057	92,800,392

See notes to consolidated financial statements.

NOVATION COMPANIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Deficit
Balance, December 31, 2017	$971	$744,937	$(815,184)	$11,394	$(57,882)
Issuances and cancellations of nonvested shares	20	(20)	—	—	—
Compensation recognized under stock compensation plans	—	187	—	—	187
Net income	—	—	6,134	—	6,134
Other comprehensive loss	—	—	—	(11,395)	(11,395)
Balance, December 31, 2018	$991	$745,104	$(809,050)	$(1)	$(62,956)

Balance, December 31, 2016	$928	$744,873	$(804,319)	$9,319	$(49,199)
Issuances and cancellations of nonvested shares	43	(43)	—	—	—
Compensation recognized under stock compensation plans	—	107	—	—	107
Net loss	—	—	(10,865)	—	(10,865)
Other comprehensive income	—	—	—	2,075	2,075
Balance, December 31, 2017	$971	$744,937	$(815,184)	$11,394	$(57,882)

See notes to consolidated financial statements.

NOVATION COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$6,134	$(10,865)
Net income from discontinued operations	—	895
Net income (loss) from continuing operations	6,134	(11,760)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Goodwill impairment	—	4,500
Accretion of marketable securities, net	(76)	58
Impairment on mortgage securities	325	—
Amortization of intangible assets	1,194	496
Realized gain on marketable securities	(12,881)	(137)
Settlement claims	1,012	—
Depreciation expense	334	264
Compensation recognized under stock compensation plans	187	107
Changes in operating assets and liabilities, net of acquisition:
Accounts and unbilled receivables	1,800	(457)
Accounts payable and accrued expenses	(988)	589
Accrued professional fees payable	(1,024)	346
Accrued compensation and benefits payable	(1,482)	(613)
Accrued interest payable	245	(2,639)
Other current assets and liabilities, net	128	(526)
Other noncurrent assets and liabilities, net	36	151
Net cash used in operating activities from continuing operations	(5,056)	(9,621)
Net cash provided by operating activities of discontinued operations	—	895
Net cash used in operating activities	(5,056)	(8,726)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	13,031	26,847
Purchase of business, net of cash received	—	(23,337)
Net cash provided by investing activities	13,031	3,510

Cash flows from financing activities:
Borrowings under revolving line of credit	55,537	10,043
Repayments of borrowings under revolving line of credit	(56,922)	(6,710)
Paydowns of long-term debt	(81)	(182)
Net cash provided by (used in) financing activities	(1,466)	3,151

Net increase (decrease) in cash and cash equivalents - continuing operations	6,509	(2,065)
Cash and cash equivalents of continuing operations, beginning of period	2,740	4,805
Cash and cash equivalents of continuing operations, end of period	$9,249	$2,740

	For the Years Ended December 31,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,034	$6,557
Cash paid for reorganization items	$1,175	$4,501
Cash paid for income taxes, net	$75	$—

Supplemental disclosure of financing and investing activities:
Assets acquired and liabilities assumed in connection with purchase of business:
Cash and cash equivalents	$-	$246
Accounts receivable	-	7,465
Other current assets	-	59
Other assets	-	581
Intangible assets	-	8,669
Goodwill	-	12,705
Accrued compensation and benefits	-	(4,751)
Long-term debt, including current portion of $426	-	(683)
Other current liabilities	-	(708)
Purchase price	$-	$23,583

See notes to consolidated financial statements.

NOVATION COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Business Plan and Liquidity

Description of Operations – Novation Companies, Inc. and its subsidiaries (the “Company,” “Novation,” “we,” or “us”), through Healthcare Staffing, Inc. ("HCS"), our wholly-owned subsidiary acquired on July 27, 2017, provides outsourced health care staffing and related services in the State of Georgia.  We also previously owned a portfolio of mortgage securities which generated earnings to support on-going financial obligations through the end of 2018.  The mortgage securities were sold during 2018 for a total of $13 million.  Our common stock, par value $0.01 per share, is traded on the OTC Pink marketplace of the OTC Markets Group, Inc. under the symbol “NOVC”.

Management of the Company measures financial performance based on the results of the Company as a whole and not based on the performance of the Company's investments and HCS.

Liquidity and Going Concern – During 2018, the Company earned net income of $6.1 million and generated negative operating cashflow of $5.1 million.  As of December 31, 2018 the Company has an overall shareholders deficit of $63.0 million.  As of December 31, 2018 , the Company had an aggregate of $9.2 million in cash and cash equivalents and total liabilities of $94.1 million.  Of the $9.2 million in cash, $1.3 million is held by the Company's subsidiary NovaStar Mortgage LLC ("NMLLC").  This cash is available only to pay only general creditors and expenses of NMLLC.  The Company also has a significant on-going obligation to pay interest under its senior note agreement. During the first quarter of 2018 a significant customer substantially reduced the level of staff outsourced to HCS.  However, HCS replaced the majority of that lost revenue with new CSB customer agreements signed during the second and third quarters of 2018.  These new customers started in September 2018 and January 2019. These events have led to substantial doubt about the ability of the Company to continue as a going concern.

After engaging major investment firms to evaluate the marketplace for its mortgage securities, the Company executed trades to sell all of its mortgage securities during 2018.  These sales generated $13.0 million in cash proceeds for the Company.  For the year ended December 31, 2018, the Company recorded $12.9 million in gains in other income in the Statements of Operations and Comprehensive Income (Loss) related to the sale of these securities.  However, the Company will no longer have any future cash flows from these securities since they were sold.  In addition, through the date of this filing, HCS believes it has demonstrated that it can provide positive cash flow sufficient to support HCS operations.  Management continues to work toward expanding HCS’s customer base by increasing revenue from existing customers and targeting new customers that have not previously been served by HCS.  In addition, management is exploring cost cutting initiatives that will reduce overall corporate overhead and operating costs.

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

On September 25, 2017, the bankruptcy case of 2114 Central, LLC was dismissed by order of the Bankruptcy Court. On December 22, 2017, NMLLC filed with the Bankruptcy Court a Chapter 11 plan of reorganization, and on December 26, 2017 filed a related disclosure statement. The Bankruptcy Court entered an order on February 16, 2018 approving the disclosure statement, as revised. On April 11, 2018, the Bankruptcy Court confirmed NMLLC’s plan of reorganization. This plan allows NMLLC to exit bankruptcy, but prohibits the use of NMLLC assets for anything other than for the payment of NMLLC obligations. See Note 9 - Commitments and Contingencies for settlement information that was agreed to by NMLLC as part of its reorganization efforts. These obligations of approximately $1.5 million are captured below in the numbers reported for the year ended December 31, 2018.

We incurred significant costs associated with our reorganization and the Chapter 11 proceedings. These costs, which are being expensed as incurred, include (in thousands):

	Years Ended December 31,
	2018	2017
Professional fees	$(374)	$(3,460)
Adjustments to other liabilities for claims made or rejected contracts	(1,490)	(87)
Other	-	(34)
Reorganization items, net	$(1,864)	$(3,581)

Note 3. Summary of Significant Accounting and Reporting Policies

Cash and Cash Equivalents. Cash equivalents consist of liquid investments with an original maturity of three months or less. Cash equivalents are stated at cost, which approximates fair value. The Company maintains cash balances at four major financial institutions in the United States. Accounts are secured by the Federal Deposit Insurance Corporation up to $250,000. The uninsured balances of the Company’s unrestricted cash and cash equivalents accounts aggregated $8.6 million as of December 31, 2018.

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

Revenue and Cost Recognition - The Company recognizes revenue when control of the promised services is transferred to customers and for the amount that reflects the consideration we are entitled to receive in exchange for those services. Furthermore, revenue is recognized over time based on a fixed amount for each hour of staffing service provided as our customers benefit from our services and as we provide them. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s customer contracts have a single performance obligation to transfer the individual goods or services, and it is not separately identifiable from other promises in the contracts and is, therefore, not distinct. Performance obligations are satisfied at the point in time the HCS employees work on behalf of the customer. Contract costs include compensation, benefits and overhead when appropriate. Because of the nature of the contracts and the fact that revenue is earned at the time the employee works for the customer, no contract estimates are necessary.

Income Taxes. The Company had a gross deferred tax asset of $164.0 million and $164.7 million as of December 31, 2018 and 2017, respectively. In determining the amount of deferred tax assets to recognize in the consolidated financial statements, the Company evaluates the likelihood of realizing such benefits in future periods. The income tax guidance requires the recognition of a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. Income tax guidance indicates the more likely than not threshold is a level of likelihood that is more than 50%.

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

Recently Issued and Adopted Accounting Principles

On January 1, 2018, the Company adopted new accounting guidance on revenue recognition prescribed by Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.  We used the modified retrospective approach applied to those customer contracts that were not completed as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under the new guidance, while prior periods continue to be reported in accordance with previous accounting guidance. We determined that no cumulative effect adjustment to accumulated deficit was necessary upon adoption as there were no significant revenue recognition differences identified between the new and previous accounting guidance.

In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-05,  Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, or ASU 2015-05. ASU 2015-05 amends existing accounting guidance to provide explicit guidance related to a customer’s accounting for fees paid in a cloud computing arrangement. Under the guidance, cloud computing arrangements that include a software license would be accounted for consistent with the acquisition of other software licenses. Conversely, cloud computing arrangements that do not include a software license would be accounted for as a service contract. The Company adopted ASU 2015-05 effective January 1, 2018 and there was no impact on the presentation of its results of operations, financial position or disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of ASC 718, Compensation – Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees and to supersede the guidance in ASC 505-50. The new guidance will be substantially the same as current guidance for employee awards. The Company adopted this standard April 1, 2018 and applied it using the modified retrospective approach. The remeasurement of open awards to nonemployees was based on the fair value of such awards as of the date of adoption and resulted in no material change to accumulated deficit or additional paid-in capital.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in its balance sheet a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company estimates adoption of the standard will result in recognition of additional net lease assets and lease liabilities of approximately $0.2 million and $0.2 million, respectively, as of January 1, 2019. The difference between these amounts will be recorded as an adjustment to retained earnings. The Company does not believe the standard will materially affect our consolidated net earnings.

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

Note 4. Acquisition and Divestiture

Acquisition of Healthcare Staffing, Inc. On February 1, 2017, the Company entered into a Stock Purchase Agreement (the “HCS Purchase Agreement”) with Novation Holding, Inc., a wholly-owned subsidiary of the Company (“NHI”), HCS and Butler America, LLC, the former owner of HCS (“Butler” and, together with HCS, the “Seller Parties”). Pursuant to the HCS Purchase Agreement, NHI agreed to purchase from Butler all of the outstanding capital stock of HCS for $24.0 million in cash, subject to terms and conditions as provided therein, including but not limited to the Company’s receipt of bankruptcy court approval for the HCS Acquisition in its Chapter 11 case. The purchase price was subject to a potential working capital adjustment, based on HCS having $5.0 million of working capital at closing.

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

We have made claims against Butler for a working capital adjustment, indemnification and other reimbursements and payments under the terms of the HCS Purchase Agreement and have held discussions with Butler regarding these claims. As of the date of this filing, the claims are unresolved and the Company has not recorded any amounts for these claims in the consolidated financial statements.  As part of the HCS Purchase Agreement,  Novation purchased a Buyer-Side Representations and Warranties Insurance Policy ("reps and warranties insurance") covering the acquisition.  In regards to the claims filed against Butler, the Company also filed a claim under the reps and warranties insurance.  A settlement was reached with the reps and warranties insurers during the fourth quarter of 2018 and the Company received $.5 million in relation to this claim.

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

HCS’s results are included in our 2018 year to date consolidated statement of operations and comprehensive loss. The following unaudited pro forma financial information presents the combined results of HCS and Novation as if the HCS Acquisition had occurred on January 1, 2017 (in thousands). The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations actually would have been or what results may be expected in the future.

For the Year Ended December 31, 2017

Service fee income	$63,246
Loss from continuing operations before taxes	$(9,331)
Net loss	$(8,450)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.10)
Net loss	$(0.09)

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

Results of Discontinued Operations - The results of the Company's discontinued operations are summarized below (in thousands):

	For the Years Ended December 31,
	2018	2017
Recognition of gain upon release of indemnification escrow - Corvisa sale	$-	$1,020
Expenses related to discontinued operations	-	(125)
Income from discontinued operations, net of income taxes	$-	$895

The assets and liabilities of discontinued operations are not material.

Note 5. Revenue; Accounts and Unbilled Receivables

Staffing services include the augmentation of customers' workforce with our contingent employees performing services under the customers' supervision, which provides our customers with a source of flexible labor at a competitive cost. Customer contracts are typically annual contracts but may be terminated upon 60 days' notice for any reason.

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

Disaggregation of Revenue — All revenue is generated from customers that provide healthcare services in Georgia. The following is a disaggregation of the Company’s revenue, in thousands, into categories that best depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors.

	For the Year Ended December 31, 2018
Type of Customer
CSB	$52,491	95.2%
Other	2,635	4.8%
Total	$55,126	100.0%

Accounts and unbilled receivables are summarized as follows, in thousands:

	December 31, 2018	December 31, 2017
Accounts receivable	$3,952	$5,418
Unbilled receivables (Contract Assets)	2,170	2,504
Total accounts and unbilled receivables	$6,122	$7,922

As of December 31, 2018 and December 31, 2017 management has determined no allowance for doubtful accounts is necessary. For the years ended December 31, 2018 and December 31, 2017, 44.6%  and 56.9% of service fee income was generated from two and three customers, respectively. As of December 31, 2018,  60.9%  of accounts and unbilled receivables was due from four customers and 95.3% was due from 14 CSB customers.  As of December 31, 2017, 61.1%  of accounts and unbilled receivables was due from four customers and 96.6% was due from 15 CSB customers.

Note 6. Marketable Securities

The Company's portfolio of available-for-sale securities includes (dollars in thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
As of December 31, 2018
Marketable securities, current
Mortgage securities	$-	$-	$-	$-
Equity securities	2	-	(1)	1
Total	$2	$-	$(1)	$1

As of December 31, 2017
Marketable securities, current
Mortgage securities	$400	$11,394	$-	$11,794
Equity securities	1	-	-	1
Total	$401	$11,394	$-	$11,795

See Note 10 for a discussion of the Company's fair value methods and measurements.

During 2018, the Company sold all but 33 non-performing mortgage securities. These sales generated proceeds of $13.0 million and realized gains of $12.9 million recognized, included in other income in the Company's consolidated statements of operations and comprehensive income (loss). Of the 33 retained, the Company determined that these securities have no fair value. There were other-than-temporary impairments relating to available-for-sale securities in 2018 of $0.3 million.

Prior to 2017, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. As a result of those activities, the Company held mortgage securities that continued to be a source of earnings and cash flow through December 2018. As of December 31, 2017, these mortgage securities consisted entirely of the Company's investment in the residual securities issued by securitization trusts sponsored by the Company. Residual securities consist of interest-only and overcollateralization bonds.

The following table relates to the securitizations where the Company retained an interest in the assets issued by the securitization trust (in thousands):

	Size/Principal Outstanding (A)	Assets on Balance Sheet (B)	Liabilities on Balance Sheet	Maximum Exposure to Loss	Year to Date Loss on Sale	Year to Date Cash Flows
December 31, 2018	$-	$-	$-	$-	$-	$1,057
December 31, 2017	$2,714,823	$11,794	$-	$11,794	$-	$3,193

(A)    Principal Outstanding is the aggregate principal of the underlying loans held by the securitization trusts.

(B)    Assets on Balance Sheet and Maximum Exposure to Loss is the estimated fair value of securities issued by the entity and recorded as marketable securities, current in the consolidated balance sheets.

As part of the mortgage securitization process, the Company owned the mortgage servicing rights on the mortgage loans in each securitization deal. These servicing rights were sold to a third party on October 12, 2007 as documented in the Servicing Rights Transfer Agreement by and between Saxon Mortgage Services as purchaser and NovaStar Mortgage, Inc. as seller, which was discussed in the Company's third quarter 2007 report on Form 10-Q. As part of this transaction, the Company retained the clean-up call rights for most of the securitization deals. The Company also attempted to sell the clean-up call rights along with the securities that were sold, as noted above.  However, no bids were received for the clean-up call rights and the Company does not believe they have any fair value.

Note 7. Goodwill and Intangible Assets

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived assets (in thousands)
Goodwill	$8,205	$-	$8,205	$8,205	$-	$8,205
Tradenames	1,147	-	1,147	1,147	-	1,147
	$9,352	$-	$9,352	$9,352	$-	$9,352

Finite-lived assets (in thousands)
Customer relationships	$6,895	$1,395	$5,500	$6,895	$410	$6,485
Non-compete agreement	627	296	331	627	87	540
	$7,522	$1,691	$5,831	$7,522	$497	$7,025

	Years Ended December 31,
	2018	2017
Goodwill activity (in thousands):
Beginning balance	$8,205	$-
Goodwill recorded in connection with the HCS Acquisition	-	12,705
Impairment charge	-	(4,500)
Ending balance	$8,205	$8,205

As part of the goodwill impairment analysis completed annually on April 30th of each year, Management concluded no impairment was necessary for 2018 as a result of this review.  In addition, Management has determined no impairment of indefinite and definite lived intangible assets existed as of December 31, 2018.

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

Amortization expense (in thousands)
2018	$1,194
Estimated future amortization expense (in thousands)
2019	$1,194
2020	1,107
2021	985
2022	985
Thereafter	1,560
Total estimated amortization expense	$5,831

Note 8. Borrowings

Revolving Credit Agreement. As of December 31, 2018, HCS had $1.9 million outstanding under the White Oak Credit Agreement. This agreement provides HCS with a line of credit of up to $5,000,000. The obligations of HCS under the White Oak Credit Agreement are secured by HCS’s inventory and accounts receivable. Availability under the White Oak Credit Agreement is based on a formula tied to HCS’s eligible accounts receivable. Borrowings, and borrowings under the White Oak Credit Agreement bear interest at the prime rate plus 1.25%. The White Oak Credit Agreement also provides for customary origination and collateral monitoring fees payable to White Oak.

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

The initial term of the White Oak Credit Agreement expired on November 17, 2018, but was renewed automatically for a consecutive one-year term per the provisions of the agreement. HCS terminated the White Oak Credit Agreement in February 2019 and the Company fully repaid the outstanding obligations at that time.

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

Pursuant to the Note Purchase Agreement, in connection with the Note Refinancing, the Company paid all overdue and unpaid accrued interest on the 2011 Notes in the agreed, reduced aggregate amount of $5.8 million, and paid $0.5 million in fees and expenses incurred by the Noteholders in 2017.

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

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case included NovaStar Mortgage Funding Corporation (“NMFC”) and NovaStar Mortgage, Inc. ("NMI"), wholly-owned subsidiaries of the Company, and NMFC's individual directors, several securitization trusts sponsored by the Company (“affiliated defendants”) and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. The plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by the plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff's claims, which the court granted on March 31, 2011, with leave to amend. The plaintiff filed a second amended complaint on May 16, 2011, and the Company again filed a motion to dismiss. On March 29, 2012, the court dismissed the plaintiff's second amended complaint with prejudice and without leave to replead. The plaintiff filed an appeal. On March 1, 2013, the appellate court reversed the judgment of the lower court, which had dismissed the case. Also, the appellate court vacated the judgment of the lower court which had held that the plaintiff lacked standing, even as a class representative, to sue on behalf of investors in securities in which plaintiff had not invested, and the appellate court remanded the case back to the lower court for further proceedings. On April 23, 2013 the plaintiff filed its memorandum with the lower court seeking a reconsideration of the earlier dismissal of plaintiff's claims as to five offerings in which plaintiff was not invested, and on February 5, 2015 the lower court granted plaintiff's motion for reconsideration and vacated its earlier dismissal. On March 8, 2017, the affiliated defendants and all other parties executed an agreement to settle the action, with the contribution of the affiliated defendants to the settlement fund being paid by their insurance carriers. The court certified a settlement class and granted preliminary approval to the settlement on May 10, 2017.  One member of the settlement class objected to the settlement and sought a stay of the final settlement approval hearing on the ground that it did not receive notice of the settlement and had no opportunity to timely opt out of the class.  After the court rejected the motion for a stay, the objector filed an appeal and requested a stay of the district court proceedings pending disposition of the appeal. The court of appeals denied the temporary stay of the district court proceedings and on October 19, 2018 dismissed the appeal as moot.  Following the court of appeals’ denial of the objector’s petition for rehearing, the district court on March 7, 2019 held a fairness hearing.  On March 8, 2019, the district court issued a memorandum and order approving the settlement as fair, reasonable and adequate, and dismissing the action with prejudice.  Following entry of judgment, the objector filed a notice of appeal on March 26, 2019.  Assuming the settlement approval becomes final, which is expected, the Company will incur no loss.  The Company believes that the affiliated defendants have meritorious defenses to the case and, if the settlement approval does not become final, expects them to defend the case vigorously.

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

The parties have reached a settlement of this matter.  On October 25, 2018, the bankruptcy court overseeing the Company's bankruptcy case entered an order approving the settlement, and on November 19, 2018, the New York State Court "so ordered" a Stipulation of Voluntary Discontinuance terminating the case.  Pursuant to the terms of the settlement agreement, the required upfront payment of $0.3 million was made on March 1, 2019.  The settlement also requires equal quarterly installments over a three years period, which total an additional $0.3 million.  Based on the probability of all contingencies associated with the settlement being satisfied, the Company recorded an expense in the second quarter of 2018 in the Reorganization Items, net expense line item of the income statement and the short and long-term liability totals in the applicable Accrued Settlement Claims lines per the balance sheet.

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

The parties have reached a settlement in this matter, which was approved by the court on November 29, 2018.  This settlement includes an upfront payment of $0.5 million, which was paid on December 21, 2018.  In addition, the settlement provides for equal quarterly installments over a three years period, which total an additional $0.4 million.  Based on the probability of this settlement receiving court approval, the Company recorded an expense during the second quarter of 2018 in the Reorganization Items, net expense line item of the income statement and the short and long-term liability totals in the applicable Accrued Settlement Claims lines per the balance sheet.

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

•	Level 3 – Valuations based on significant unobservable inputs that are supported by little or no market activity, such as discounted cash flow methodologies based on internal cash flow forecasts.

The Company's assets and liabilities which are measured at fair value on a recurring basis, include (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities, current:
December 31, 2018	$1	$1	$-	$-
December 31, 2017	$11,795	$1	$-	$11,794

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

As discussed in Note 1, the Company sold all but 33 non-performing mortgage securities in 2018. The Company evaluated the market conditions and other factors existing at the time of the sale as compared to December 31, 2017 and determined that conditions were substantially the same as of the sale date and December 31, 2017. Therefore, as of December 31, 2017 the Company valued these securities at the price at which it was sold. However, the Company determined that it could not extrapolate that price to the other retained mortgage securities because the underlying assets and their performance are not substantially similar to that of the security that was sold. Therefore, the other mortgage securities have been valued as discussed below.

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

The following table provides a reconciliation of the beginning and ending balances for the Company's retained mortgage securities – available-for-sale which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	For the Years Ended December 31,
	2018	2017
Balance, beginning of period	$11,794	$9,791
Increases (decreases) to mortgage securities – available-for-sale:
Accretion	151	-
Proceeds from paydowns of securities (A)	(93)	(51)
Gains realized upon sale of mortgage securities	(2,931)	-
Market value adjustment (B)	(1,801)	2,054
Securities transferred from Level 3 to Level 2	(7,120)	-
Net decrease to level 3 mortgage securities – available-for-sale	(11,794)	2,003
Balance, end of period	$-	$11,794

(A)	Cash received on mortgage securities with no cost basis was $0.9 million and $2.8 million during 2018 and 2017, respectively.
(B)	The market value decrease shown is based on the normal decline in the security values based on the reduction of the future cash flows over time.

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

The estimated fair values of the Company's financial instruments are as follows as of December 31, 2018 and 2017 (in thousands):

	As of December 31,
	2018		2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Marketable securities	$1	$1	$11,795	$11,795
Financial liabilities:
Senior notes	$85,938	$24,659	$85,938	$23,018

For the items in the table above not measured at fair value in the consolidated balance sheets but for which the fair value is disclosed, the fair value has been estimated using Level 2 methodologies for the marketable securities, such as bids from buyers on the securities. The senior notes utilize Level 3 methodologies, based on significant unobservable inputs that are supported by little or no market activity, such as discounted cash flow calculations based on internal cash flow forecasts. The debt balance from the revolving credit agreement is recorded in the consolidated balance sheet at an amount which approximates its fair value. No liabilities have been transferred between levels during any period presented. As disclosed above, the value of the marketable securities transferred from a Level 3 methodology as of December 31, 2017 to a Level 2 methodology for the second quarter of 2018.

Senior Notes - The fair value is estimated by discounting future projected cash flows using a discount rate commensurate with the risks involved. The interest rate on the senior notes is three-month LIBOR plus 3.5% per annum until maturity in March 2033. The three-month LIBOR used in the analysis was projected using a forward interest rate curve.

Financial assets reported at fair value on a nonrecurring basis include the following (in thousands):

	December 31, 2017
	Fair Value (Level 3)	Gains and (Losses)
Goodwill	$8,205	$(4,500)

Activity during 2018 for Goodwill, the Company's only Level 3 asset, measured on a nonrecurring basis is included in the following table (in thousands):

Goodwill Activity:
Balance, December 31, 2016	$-
Goodwill recorded in connection with the HCS Acquisition	12,705
Impairment charge	(4,500)
Balance, December 31, 2017	$8,205

See Note 7 for additional information regarding the Company's Goodwill and Intangible Assets.

Note 11. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options and nonvested shares. The computations of basic and diluted earnings per share for 2018 and 2017 (dollars in thousands, except share and per share amounts) are as follows:

	For the Years Ended December 31,
	2018	2017
Numerator, in thousands:
Net income (loss) from continuing operations	$6,134	$(11,760)
Net income from discontinued operations	$-	895
Net income (loss) available to common shareholders	$6,134	$(10,865)

Denominator:
Weighted average common shares outstanding – basic	93,961,799	92,800,392

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	93,961,799	92,800,392
Stock options	—	—
Nonvested shares	508,258	—
Weighted average common shares outstanding – dilutive	94,470,057	92,800,392

Basic earnings (loss) per share:
Net income (loss) from continuing operations	$0.07	$(0.13)
Net income from discontinued operations	-	0.01
Net income (loss) available to common shareholders	$0.07	$(0.12)

Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$0.06	$(0.13)
Net income from discontinued operations	-	0.01
Net income (loss) available to common shareholders	$0.06	$(0.12)

Options to purchase shares of common stock were outstanding during each period as presented below (in thousands, except exercise price), but were not included in the computation of diluted earnings (loss) per share because the number of shares assumed to be repurchased was greater than the number of shares to be obtained upon exercise, therefore, the effect would be anti-dilutive.

	For the Years Ended December 31,
	2018	2017
Number of stock options	72	1,411
Weighted average exercise price of stock options	$1.17	$0.89

There have been no options granted during 2017 or 2018.  During 2017, the Company granted 4.3 million shares to directors, officers and other members of management, of which 2.3 million vested, 1.1 million were forfeited and 0.8 million remaining outstanding to vest in 2019 and 2020, assuming the grantees are still employees or directors of the Company as of the vest date.  During 2018, the Company granted 3.3 million shares to the Board. All of these shares will vest in 2019, assuming the grantees are still directors at the vest date. As of December 31, 2018 and 2017, respectively, the Company had approximately 4.2 million and 4.3 million non-vested shares outstanding. The weighted average impact of 0.8 million and 1.1 million non-vested shares were not included in the calculation of earnings per share for 2018 and 2017, respectively, because they were anti-dilutive.

Note 12. Income Taxes

The components of income tax expense (benefit) from continuing operations are (in thousands):

	For the Years Ended December 31,
	2018	2017
Current:
Federal	$(113)	$(1)
State and local	(176)	15
Total current	$(289)	$14

Below is a reconciliation of the expected federal income tax expense (benefit) using the federal statutory tax rate of 21% to the Company’s actual income tax benefit and resulting effective tax rate (in thousands).

	For the Years Ended December 31,
	2018	2017

Income tax expense (benefit) at statutory rate	$984	$(3,802)

State income taxes, net of federal tax benefit	36	(54)
Valuation allowance	(688)	(131,234)
Change in federal tax rate	-	33,640
Change in state tax rate	-	100,899
Bankruptcy reorganization	17	746
Uncertain tax positions	(371)	(4)
Other	(267)	(177)
Total income tax expense (benefit)	$(289)	$14

Prior to 2017, the Company concluded that it was no longer more likely than not that it would realize a portion of its deferred tax assets. As such, the Company maintained a full valuation allowance against its net deferred tax assets as of both December 31, 2018 and 2017.

The Company's determination of the realizable deferred tax assets requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods. As of December 31, 2018 and 2017, the Company maintained a valuation allowance of $164.0 million and $162.7 million, respectively, for its deferred tax assets.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2018 and 2017 are (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Basis difference – investments	$-	$8,015
Federal NOL carryforwards	153,139	145,608
State NOL carryforwards	9,016	8,301
Other	1,866	2,756
Gross deferred tax asset	164,021	164,680
Valuation allowance	(163,992)	(162,708)
Deferred tax asset	30	1,972
Deferred tax liabilities:
Other	30	1,972
Deferred tax liability	30	1,972
Net deferred tax asset	$-	$-

As of December 31, 2018, the Company had a federal NOL of approximately $729.2 million, including $250.3 million in losses on mortgage securities that have not been recognized for income tax purposes. The federal NOL may be carried forward to offset future taxable income, subject to applicable provisions of the Internal Revenue Code (the "Code"). If not used, these NOLs will expire in years 2025 through 2037. Due to tax reform enacted in 2017, NOLs created after 2017 carry forward indefinitely; the portion of NOLs that will not expire is $94.6 million. The Company has state NOL carryforwards arising from both combined and separate filings from as early as 2004. The state NOL carryforwards may expire as early as 2018 and as late as 2037.

The activity in the accrued liability for unrecognized tax benefits for the years ended December 31, 2018 and 2017 was (in thousands):

	For the Years Ended December 31,
	2018	2017
Beginning balance	$328	$331
Gross increases – tax positions in current period	1	22
Lapse of statute of limitations	(318)	(25)
Ending balance	$11	$328

Accounting for income taxes, including uncertain tax positions, represents management's best estimate of various events and transactions, and requires significant judgment.  As of December 31, 2018 and 2017, the total gross amount of unrecognized tax benefits was $0.1 million and $0.3 million, respectively, which also represents the total amount of unrecognized tax benefits that would impact the effective tax rate. The Company anticipates a reduction of unrecognized tax benefits of less than $0.1 million due the lapse of statute of limitations in the next twelve months. The Company does not expect any other significant change in the liability for unrecognized tax benefits in the next twelve months. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. The benefit for interest and penalties recorded in income tax expense was not significant for 2018 and 2017. There were accrued interest and penalties of less than $0.1 million as of both December 31, 2018 and 2017. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. Tax years 2015 to 2018 remain open to examination for both U.S. federal income tax and major state tax jurisdictions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures were not effective as of December 31, 2018, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2018 based on the framework set forth in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation and its assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2018.

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

Item 9B. Other Information

On March 22, 2019, Richard M. Rector, President of HCS., provided notice to the Company of his resignation from his position with HCS, effective 30 days after the date of such notice.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

Howard M. Amster, age 71, has been a member of the Board since 2009. Mr. Amster currently is an owner and operator of multiple real estate investments. Since March 1998, Mr. Amster has served as President of Pleasant Lake Apts. Corp., the corporate general partner of Pleasant Lake Apts. Limited Partnership. Mr. Amster also serves as a director of Maple Leaf Financial, Inc., the holding company for Geauga Savings Bank. Since June 2015, Mr. Amster also has served as a Financial Advisor at McDonald Partners, LLC, a securities brokerage firm. From 2000 to May 2015, Mr. Amster served as a Principal with Ramat Securities Ltd., a securities brokerage firm. From 1992 to 2000, Mr. Amster was an investment consultant with First Union Securities (formerly EVEREN Securities and formerly Kemper Securities). The Board believes Mr. Amster’s qualifications to serve on the Board include his investment experience and his service as a director of public companies.

Howard Timothy Eriksen, age 50, has been a member of the Board since April 2018. Mr. Eriksen has been the Chief Executive Officer and Interim Chief Financial Officer of Solitron Devices, Inc. (“Solitron”), a manufacturer of solid-state semiconductor components, since July 2016. Mr. Eriksen also serves as the Managing Member of Eriksen Capital Management LLC (“ECM”), a Lynden, Washington based investment advisory firm that he founded in 2005. Previously, Mr. Eriksen worked for Walker’s Manual, Inc., a publisher of books and newsletters on micro-cap stocks, unlisted stocks and community banks, from 2004 to 2005, and prior to that for Kiewit Pacific Co, a subsidiary of Peter Kiewit Sons, a construction and mining services company, as an administrative engineer on the Benicia Martinez Bridge project. Mr. Eriksen has been a member of the board of directors of Solitron since August 2015. Mr. Eriksen received a Bachelor of Arts from The Master’s University and a Master of Business Administration from Texas A&M University.  The Board believes that Mr. Eriksen’s qualifications to serve on the Board include his financial expertise and operating experience at other small-cap companies.

Barry A. Igdaloff, age 64, has been a member of the Board since 2009. Mr. Igdaloff served as the sole proprietor of Rose Capital, a registered investment advisor in Columbus, Ohio, since 1995. Mr. Igdaloff has been a director of Dynex Capital, Inc. since 2000. Previously, Mr. Igdaloff was a director of Guest Supply, Inc. prior to its acquisition by Sysco Foods in 2001.  Prior to entering the investment business, Mr. Igdaloff was an employee of Ernst & Whinney’s international tax department.  Mr. Igdaloff is a non-practicing CPA and a non-practicing attorney. The Board believes Mr. Igdaloff’s qualifications to serve on the Board include his financial expertise, his years of experience as an investment advisor, attorney, and CPA and his service as a director of public companies.

Lee D. Keddie, age 50, has been a member of the Board since April 2018. Mr. Keddie has been President and Chief Executive Officer of CompuMed Inc. (OTC:CMPD) (“CompuMed”), an enterprise telemedicine solutions company, since November 2015. In addition, he has been President and Chief Executive Officer of Value Creation Management Group LLC, a company that invests in and provides consulting to companies that need operational improvement, since September 2014. Previously, Mr. Keddie spent 13 years with HKX, Inc., a developer of control systems for excavators, as a Co-Owner, President & General Manager, from January 1999 to September 2013. Prior to his business leadership roles, Mr. Keddie spent over eight years in both the commercial and military sectors of the aircraft industry. He has been a member of the board of directors of CompuMed since November 2014 and of Stephan Co. (OTC:SPCO), a manufacturer of hair care products, since March 2015. Mr. Keddie was a board member of Essex Rental Corp. (NASDAQ:ESSX), a company that rents and distributes construction lifting equipment, from June 2015 to February 2017. Mr. Keddie is a professional engineer, and received an Honors Co-op Mechanical Engineering Degree from the University of Waterloo, and spent two additional years at the University of Toronto in Aerospace Studies.  The Board believes Mr. Keddie’s qualifications to serve on the Board include his extensive operating expertise and experience as a director of public companies.

David W. Pointer, age 49, has been our Chief Executive Officer and Chairman of the Board since March 27, 2018. He has served as the Managing Partner of V.I. Capital Management, LLC, a registered investment advisory firm that he founded, since January 2008. Prior to that, Mr. Pointer was a Senior Portfolio Manager and Senior Vice President at ICM Asset Management, an employee owned investment manager, from September 2003 to September 2007, as well as Portfolio Manager at AIM/INVESCO Investments, an investment management firm, from July 1999 to August 2003. Mr. Pointer has served on the Board of Directors of CompuMed an enterprise telemedicine solutions company, since December 2013 and as Chairman since October 2014, and as Co-Chief Executive Officer from November 2015 to January 2016. He also has served on the Board of Directors of Solitron Devices, Inc., a manufacturer of solid-state semiconductor components, since August 2015 and as Chairman since July 2016. Previously, Mr. Pointer served on the Board of Directors of ALCO Stores, Inc., a retailer, from September 2014 to June 2015. Mr. Pointer has taught Corporate Finance as an adjunct faculty in Whitworth University’s MBA program as well as Gonzaga University’s MBA program and is an expert in financial analysis and financial markets. Mr. Pointer holds a Bachelor of Science in Business Administration from Central Washington University and a Master of Business Administration from the Wharton School of Business at the University of Pennsylvania. Mr. Pointer is a member of the CFA Institute and a Chartered Financial Analyst.

Carolyn K. Campbell, age 48, has served as our Chief Financial Officer since August 2017. She previously worked as an independent contractor in internal audit and tax roles for various businesses from July 2016 to August 2017. From 2007 to March 2016, Ms. Campbell served as the Company’s Internal Audit Manager and was responsible for overseeing corporate audit processes and developing and implementing risk-based audit plans and internal controls over financial recordkeeping and reporting. From 2001 to 2004, Ms. Campbell was an internal auditor with Butler Manufacturing Company, a construction engineering company. From 1995 to 2001, Ms. Campbell was employed by Houlihan’s Restaurant Group, a developer of restaurant concepts, most recently as a tax analyst. Ms. Campbell holds a Bachelor of Science in Business Administration from the University of Central Missouri.

Richard M. Rector, age 63, is the President of HCS. Mr. Rector has more than 30 years of experience in Staffing and Business Management of mid-size to large businesses. Prior to joining HCS in October 2015, Mr. Rector was Executive Vice President and Co-Owner of an international modernization and staffing company for ten years. Before that, he served as a Regional Manager for two mid-sized companies in the staffing industry. He has extensive experience in business administration, staffing, operations, and automation. Mr. Rector has a Bachelor of Business Administration in Administrative Management and Marketing from the University of North Texas.

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

Board and Committee Meetings

During 2018, there were 5 meetings of the Board, 5 meetings of the Audit Committee, 1 meeting of the Compensation Committee and 1 meeting of the Nominating and Corporate Governance Committee, in addition to actions taken by unanimous written consent. Each director participated in at least 75% of the meetings of the Board and the committees on which he served during the periods for which he has been a director or committee member. We have no written policy regarding director attendance at our annual meetings of shareholders.

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

Audit Committee.  The responsibilities of the Audit Committee are set forth in its charter and include assisting the Board in fulfilling its oversight responsibility relating to: (i) the integrity of the Company’s consolidated financial statements and financial reporting process and its system of internal accounting and financial controls; (ii) the performance of the internal audit function; (iii) the performance of the independent auditors, which would include an evaluation of the independent auditor’s qualifications and independence; (iv) the Company’s compliance with legal and regulatory requirements, including disclosure controls and procedures; and (v) the preparation of an Audit Committee report to be included in the Company’s annual proxy statement.  The Audit Committee consists of Barry A. Igdaloff, Howard M. Amster, and Howard Timothy Eriksen, with Mr. Igdaloff serving as the chairman.  The Board has determined that Barry A. Igdaloff and Howard Timothy Eriksen qualify as “audit committee financial experts” under SEC rules and that each Audit Committee member has sufficient knowledge in reading and understanding the Company’s consolidated financial statements to serve on the Audit Committee.

Nominating and Corporate Governance Committee.  The responsibilities of the Nominating and Corporate Governance Committee are set forth in its charter and include the following: (i) identify individuals qualified to become Board members consistent with the criteria established by the Board; (ii) recommend to the Board the director nominees for the next annual meeting of shareholders; (iii) lead the Board in the annual review of the Board’s performance and the review of management’s performance; and (iv) shape the corporate governance policies and practices including developing a set of corporate governance principles applicable to the Company and recommending them to the Board.  The Nominating and Corporate Governance Committee consists of Lee D. Keddie, Howard M. Amster and Barry A. Igdaloff, with Mr. Keddie serving as the chairman.

Compensation Committee.  The responsibilities of the Compensation Committee are set forth in its charter and include the following: (i) review and approve the goals, objectives and compensation structure for our Chief Executive Officer, Chief Financial Officer and senior management; (ii) review, approve and recommend to the Board any new incentive-compensation and equity-based plans that are subject to Board approval; and (iii) approve any required disclosure on executive officer compensation for inclusion in the Company’s annual proxy statement and Annual Report on Form 10-K.  The Compensation Committee consists of Barry A. Igdaloff, Howard M. Amster and Lee D. Keddie, with Mr. Igdaloff serving as the chairman.

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

The charter of the Compensation Committee permits the Compensation Committee to engage outside consultants. In 2018, the Compensation Committee did not retain a compensation consultant.

Corporate Governance Documents

The Company’s Corporate Governance Guidelines, Code of Conduct, and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available at the Investors-Corporate Governance section of our website, www.novationcompanies.com.  The Company will also provide copies of these documents free of charge to any shareholder who sends a written request to: Novation Companies, Inc., Investor Relations, 9229 Ward Parkway, Suite 340, Kansas City, MO 64114.

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

9229 Ward Parkway, Suite 340

Kansas City, Missouri 64114

816.237.7000

Email:  ir@novationcompanies.com

Shareholder Communications with the Board

Shareholders may communicate directly with any member of the Board or any individual chairman of a Board committee by writing directly to those individuals at the following address: Novation Companies, Inc., 9229 Ward Parkway, Suite 340, Kansas City, MO 64114. Communications that are intended for the non-management, independent directors generally should be marked to the attention of the chairman of the Nominating and Corporate Governance Committee.  The Company’s general policy is to forward, and not to intentionally screen, any substantive mail received at the Company’s corporate office that is sent directly to a director; however, (i) routine advertisements and business solicitations and (ii) communications deemed to be a security risk or principally for harassment purposes, may not be forwarded in the discretion of the Corporate Secretary, provided that in the latter case the Chairman of the Board is notified thereof.

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

Identifying and Evaluating Nominees for Directors

The Nominating and Corporate Governance Committee utilizes a variety of methods for identifying and evaluating nominees for director.  The Nominating and Corporate Governance Committee regularly assesses the appropriate size of the Board, and whether any vacancies on the Board are expected due to retirement or otherwise.  In the event that vacancies are anticipated, or otherwise arise, the Nominating and Corporate Governance Committee considers various potential candidates for director.  Candidates may come to the attention of the Nominating and Corporate Governance Committee through current members of the Board, professional search firms, shareholders or other persons.  These candidates are evaluated at regular or special meetings of the Nominating and Corporate Governance Committee, and may be considered at any point during the year.  Shareholder nominations should be addressed to: Novation Companies, Inc., 9229 Ward Parkway, Suite 340, Kansas City, MO 64114, attention Corporate Secretary.  The Nominating and Corporate Governance Committee will consider properly submitted shareholder nominations for candidates for the Board, following verification of the shareholder status of persons proposing candidates.  If any materials are provided by a shareholder in connection with the nominating of a director candidate, such material will be forwarded to the Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee will also review materials provided by professional search firms or other parties.

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

Involvement in Certain Legal Proceedings

V.I. Capital Management, LLC (“V.I. Capital”) and Chief Executive Officer and Chairman of the Board David W. Pointer are subject to a consent order (the “Consent Order”) from the State of Washington Department of Financial Institutions, Securities Division, dated March 12, 2018 (Order Number S-16-2093-17-CO01), relating to alleged breaches of their fiduciary duty as investment advisors to their clients, including (i) failure to disclose certain conflict of interest stemming from Mr. Pointer’s service on the Boards of Directors of CompuMed and Solitron Devices, Inc., (ii) pledging V.I. Capital investment fund assets as collateral for a line of credit for CompuMed, Inc. and failing to disclose such pledge to V.I. Capital’s year-end auditor, and (iii) failure to timely distribute audited financial statements and a final fund audit to investors. As conditions of the Consent Order, V.I. Capital and Mr. Pointer agreed to (i) cease and desist from violating the Securities Act of 1933, (ii) pay a fine of $10,000 and (iii) pay costs of $2,500. Mr. Pointer also agreed that he will not be a principal, officer or owner of an investment adviser or broker-dealer for 10 years following the entry of the Consent Order, but he may apply for a securities salesperson or investment adviser representative registration with an acceptable plan of supervision.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, and holders of more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely upon a review of the copies of the forms furnished to us and written representations made by our directors and officers, we believe that our directors, officers and holders of more than 10% of our common stock complied with all applicable filing requirements during fiscal year 2018, other than as follows: (i) Form 3s of Lee D. Keddie and Howard Timothy Eriksen, each respect to his appointment to the Board on April 12, 2018, which were filed on August 22, 2018, (ii) Form 4s of Howard Timothy Eriksen, Barry Igdaloff, Lee D. Keddie and Howard M. Amster filed on August 22, 2018, each reporting one transaction that occurred on August 17, 2018, and (iii) a Form 4 of Howard M. Amster filed on December 7, 2018, reporting one transaction that occurred on December 4, 2018.

Item 11. Executive Compensation

DIRECTOR COMPENSATION

The following table presents a summary of the compensation earned by each director who served on the Board during the fiscal year ended December 31, 2018, other than our Chief Executive Officer Mr. Pointer, whose compensation is described in the Executive Compensation section below:

Name and Principal Position	Fees earned or paid in cash ($)	Stock Awards ($) (1)	Total ($)
Barry A. Igdaloff	$61,875	$25,000	$86,875
Howard M. Amster	25,000	$25,000	$50,000
Howard Timothy Eriksen (2)	18,750	$25,000	$43,750
Charles M. Gillman (3)	6,250	$-	$6,250
Lee D. Keddie (2)	22,500	$25,000	$47,500
Robert G. Pearse (3)	8,125	$-	$8,125

(1) Represents the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718.

(2) Appointed to the Board in April of 2018.

(3) Resigned from the Board in April of 2018.

On August 15, 2018, the Board approved base compensation for each of the Company’s non-employee directors, Barry A. Igdaloff, Howard M. Amster, Howard Timothy Eriksen and Lee D. Keddie, in an amount of $50,000 per annum, including (i) $25,000 in restricted stock awards awarded each year two full business days after the Company files their Quarterly Report on From 10-Q for the second fiscal quarter and vesting on the first anniversary of the grant date, and (ii) $25,000 in cash, payable on a quarterly basis. The Board approved additional compensation for the chairmen of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and the Lead Independent Director in the amounts of $10,000, $7,500, $5,000 and $20,000, respectively, in cash, payable on a quarterly basis. In order to satisfy the foregoing compensation, on August 17, 2018, the Compensation Committee granted to each of the non-employee directors a $25,000 restricted stock award, pursuant to the terms and conditions of the 2015 Incentive Plan and each director’s respective award agreement, as a component of such director’s base compensation.

EXECUTIVE COMPENSATION

Our named executive officers during 2018 (each a “Named Executive Officer”) were(i) David W. Pointer, our Chief Executive Officer and Chairman of the Board, (ii) Carolyn K. Campbell, our Chief Financial Officer, (iii) Richard M. Rector, President of HCS and (iv) Jeffrey E. Eberwein, our former Executive Chairman..

Summary Compensation Table

The following table sets forth the compensation of our Named Executive Officers for the periods indicated.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	All Other Compensation	Total
David W. Pointer (2)	2018	$72,693	$60,000	$-	$66	$132,758
Chief Executive Officer and Chairman
Carolyn K. Campbell (3)	2018	144,904	42,500	-	356	187,760
Chief Financial Officer	2017	43,934	-	15,750	-	59,684
Richard M. Rector (4)	2018	225,000	52,000	-	64,095	341,095
President, Healthcare Staffing, Inc.	2017	101,923	35,000	97,000	6,720	240,643
Jeffrey E. Eberwein (5)	2018	24,658	-	-	-	24,658
Former Executive Chairman	2017	41,369	25,000	75,000	-	141,369

(1)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(2)	Mr. Pointer was appointed Chief Executive Officer and Chairman of the Board on March 27, 2018.
(3)	Ms. Campbell was appointed Chief Financial Officer on August 14, 2017.
(4)	Compensation for Mr. Rector is presented beginning on July 27, 2017, the date of the HCS Acquisition. Other compensation includes a payment to Mr. Rector for his buyout of accrued paid time off pursuant to the HCS paid time off policy and certain tax waivers per the HCS Purchase Agreement.
(5)	Mr. Eberwein resigned from his position as our Executive Chairman effective March 27, 2018.

Outstanding Equity Awards at Fiscal Year-End 2018

The following table sets forth equity incentive plan awards for each of our Named Executive Officers outstanding as of December 31, 2018. There were no outstanding stock options for our Named Executive Officers as of December 31, 2018.

	Stock Awards
Name	Number of shares or units of stock that have not vested	Market value of shares or unites of stock that have not vested (1)
Richard M. Rector (2)	600,000	$12,000

(1)   Based on the closing share price on December 31, 2018 of $0.02.

(2)   Shares of restricted stock granted under the 2015 Incentive Stock Plan. 350,000 of these shares vest on July 27, 2019 and 250,000 of these shares vest on July 27, 2020, subject to continuous employment with HCS through each applicable vesting date.

Employment Agreements and Arrangements with Named Executive Officers

David W. Pointer

Mr. Pointer entered an employment agreement with the Company on March 27, 2018 (the “Pointer Employment Agreement”). Mr. Pointer's base salary is $100,000, and he is eligible to earn an annual bonus, based on performance benchmarks, and to participate in any equity programs of the Company, at the Company's discretion. The Pointer Employment Agreement has an indefinite term and provided that Mr. Pointer is an employee “at-will,” and his employment may be terminated at any time by either party, with or without cause, for any reason or no reason. If Mr. Pointer’s employment is terminated by the Company other than for “cause” or by Mr. Pointer for “good reason” (each as defined in the Pointer Employment Agreement), Mr. Pointer will receive, over a period of 12 months following termination, compensation at an annual rate equal to his then-existing annual base salary.

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

Richard M. Rector

Mr. Rector entered an employment agreement with the Company and HCS on July 27, 2017 (the “Rector Employment Agreement”). Mr. Rector’s base salary is $225,000, and he is eligible to earn a quarterly bonus, based on the Company’s EBITA achievement, and to participate in the Company’s 2015 Incentive Stock Plan. The Rector Employment Agreement also provides for a grant of 1,000,000 restricted shares of the Company’s common stock pursuant to the terms of the Rector Employment Agreement and the Company’s 2015 Incentive Stock Plan. The Rector Employment Agreement has an indefinite term and provides that Mr. Rector is an employee “at-will,” and his employment may be terminated at any time by either party, with or without cause, for any reason or no reason. If Mr. Rector’s employment is terminated by the Company other than for “cause” or by Mr. Rector for “good reason” (each as defined in the Rector Employment Agreement), Mr. Rector will receive, over a period of 6 months following termination, compensation at an annual rate equal to his then-existing annual base salary and immediate vesting of any Novation restricted shares that are scheduled to vest within one year after the date of termination of employment, if any, pursuant to Novation’s 2015 Incentive Stock Plan. On March 22, 2019, Richard M. Rector, President of HCS., provided notice to the Company of his resignation from his position with HCS, effective 30 days after the date of such notice.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth sets forth certain information with respect to beneficial ownership of the Company’s common stock as of March 28, 2019 by: (i) each person, or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors and named executive officers, and (iii) all of our current directors and executive officers as a group. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The information relating to 5% beneficial owners is based on information we received from such holders. Except as otherwise set forth below, the address of the persons listed below is c/o Novation Companies, Inc., 9229 Ward Parkway, Suite 340, Kansas City, MO 64114.

	Beneficial Ownership of Common Stock
Name of Beneficial Owner	Shares	Percent of Class (1)
Directors and Named Executive Officers
Howard M. Amster (2)	3,062,735	3.0%
Howard Timothy Eriksen (3)	833,333	*
Barry A. Igdaloff (4)	9,594,488	9.4%
Lee D. Keddie (5)	833,333	*
Carolyn K. Campbell (6)	400,000	*
David W. Pointer (7)	2,000,000	2.0%
Richard M. Rector (8)	1,000,000	1.0%
Jeffrey E. Eberwein (9)	1,282,368	1.3%
All current directors and executive officers as a group (7 persons) (10)	17,723,889	17.4%

5% Beneficial Owners
Massachusetts Mutual Life Insurance Company (11)	19,258,775	19.0%

*	Less than 1%
(1)

Based on 101,577,893 shares of common stock outstanding as of March 25, 2019.  Shares of common stock issuable upon exercise of options, warrants or other rights or the conversion of other convertible securities beneficially owned that are exercisable or convertible within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such securities and rights and all directors and executive officers as a group.

(2)	Consists of 2,193,234 shares of common stock, 833,333 shares of unvested restricted stock and 36,168 shares of common stock issuable upon exercise of options held directly.
(3)	Consists of 833,333 shares of unvested restricted stock.
(4)

Consists of 5,267,973 shares of common stock, 833,333 shares of unvested restricted stock and 36,168 shares of common stock issuable upon exercise of options held directly; and 3,457,014 shares of common stock controlled by Mr. Igdaloff as a registered investment advisor.

(5)	Consists of 833,333 shares of unvested restricted stock.
(6)	Consists of 150,000 shares of common stock and 250,000 shares of unvested restricted stock.
(7)	Consists of 2,000,000 shares of unvested restricted stock.
(8)	Consists of 400,000 shares of common stock and 600,000 shares of unvested restricted stock
(9)

Consists of 1,277,155 shares of common stock held directly and 5,212 shares of common stock held by Lone Star Value Investors GP, LLC.  Mr. Eberwein, as the manager of Lone Star Value Investors GP, LLC, may be deemed the beneficial owner of the securities owned by Lone Star Value Investors GP, LLC. Mr. Eberwein expressly disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(10)

Consists of 8,011,207 shares of common stock; 6,183,332 shares of unvested restricted stock; and 72,336 shares of common stock issuable upon exercise of options. Excludes shares beneficially owned by Mr. Eberwein who is no longer an executive officer or director of the Company.

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2018 with respect to compensation plans under which the Company’s common stock may be issued.

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

	For the Fiscal Years Ended December 31,
	2018	2017
Audit fees (1)	$118,449	$144,977
Tax	60,249	35,883
Other (2)	-	20,311
Total	$178,697	$201,171
(1)	Annual audit and quarterly reviews of our consolidated financial statements, assistance with and review of documents filed with the SEC and an audit of the opening balance sheet of HCS (2017 only).
(2)	Payments for the audit of the Company's 401(k) plan.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy with respect to the pre-approval of all audit and non-audit services provided by our independent registered public accounting firm.  All fees paid to our independent registered public accounting firm for fiscal years 2018and 2017 were pre-approved in accordance with these policies. Generally, the policy requires that the Audit Committee annually approve fees exceeding $50,000 for audit services, audit-related and tax services. Fees expected to exceed $10,000 for all other services must be approved prior to engagement for those services.

PART IV

Item 15. Exhibits and Financial Statements Schedules

Financial Statements and Schedules

(1)	The financial statements as set forth under Item 8 of this Form 10-K are included herein.
(2)	The required financial statement schedules are omitted because the information is disclosed elsewhere herein.

Exhibits

We describe the exhibits filed as part of, or incorporated by reference into, this Form 10-K in the Exhibit Index below.

Item 16. Form 10-K Summary

None.

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

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 2, 2017).
3.2	Articles of Amendment to Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 14, 2018).
3.3	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on August 2, 2017).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Quarterly Report Form 10-Q filed on August 5, 2005).
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

4.5	Third Amendment to Rights Agreement, dated as of July 20, 2018, between Novation Companies, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 on the Current Report on Form 8-K filed on July 25, 2018).
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

10.11	Employment Agreement, dated as of August 9, 2017, by and between Novation Companies, Inc. and Carolyn Campbell (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed on April 10, 2018).*
10.12	Employment Agreement, dated as of July 27, 2017, by and among Healthcare Staffing, Inc., Novation Companies, Inc. and Richard Rector (incorporated by reference to the Annual Report on Form 10-K filed on April 10, 2018).*
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
101

The following financial information from Novation Companies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the years ended December 31, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018 and 2017, (iv) Consolidated Statements of Shareholders' Deficit for the years ended December 31, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017, and (vi) the Notes to Consolidated Financial Statements.

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

NOVATION COMPANIES, INC.

DATE:	March 28, 2019	/s/ DAVID W. POINTER
David W. Pointer, Chief Executive Officer and Chairman

DATE:	March 28, 2019	/s/ CAROLYN K. CAMPBELL
Carolyn K. Campbell, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

DATE:	March 28, 2019	/s/ DAVID W. POINTER
David W. Pointer, Chief Executive Officer and Chairman
(Principal Executive Officer)

DATE:	March 28, 2019	/s/ CAROLYN K. CAMPBELL
Carolyn K. Campbell, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

DATE:	March 28, 2019	/s/ HOWARD M. AMSTER
Howard M. Amster, Director

DATE:	March 28, 2019	/s/ HOWARD TIMOTHY ERIKSEN
Howard T. Eriksen, Director

DATE:	March 28, 2019	/s/ BARRY A. IGDALOFF
Barry A. Igdaloff, Director

DATE:	March 28, 2019	/s/ LEE D. KEDDIE
Lee D. Keddie, Director