Form 10-Q
period 2019-03-31
NOVATION COMPANIES, INC.
filed 2019-05-13
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From        to

Commission File Number 001-13533

NOVATION COMPANIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	74-2830661 (I.R.S. Employer Identification No.)

9229 Ward Parkway, Suite 340, Kansas City, MO (Address of Principal Executive Office)	64114 (Zip Code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act: None

The number of shares of the Registrant's Common Stock outstanding on May 8, 2019 was 101,303,893.

NOVATION COMPANIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2019

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

NOVATION COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2019 (unaudited)	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$5,198	$9,249
Accounts and unbilled receivables	6,405	6,122
Prepaid expenses	590	350
Other	42	131
Total current assets	12,235	15,852
Non-current assets:
Goodwill	8,205	8,205
Intangible assets, net	6,679	6,978
Operating lease right-of-use asset	180	—
Other	96	95
Total non-current assets	15,160	15,278
Total assets	$27,395	$31,130

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$676	670
Accrued compensation and benefits payable	3,071	2,731
Borrowings under revolving line of credit	—	1,948
Operating lease liability	83	—
Accrued interest payable	1,338	1,295
Accrued claim settlements	246	459
Other	16	35
Total current liabilities	5,430	7,138

Non-current liabilities:
Long-term debt	85,938	85,969
Accrued claim settlements	492	553
Operating lease liability	103	—
Other	261	426
Total non-current liabilities	86,794	86,948
Total liabilities	92,224	94,086

Shareholders' deficit:
Common stock, $.01 par value per share, 780,000,000 shares authorized: 101,577,893 and 99,137,893 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1,016	991
Additional paid-in capital	745,149	745,104
Accumulated deficit	(810,994)	(809,050)
Accumulated other comprehensive income (loss)	—	(1)
Total shareholders' deficit	(64,829)	(62,956)
Total liabilities and shareholders' deficit	$27,395	$31,130

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited; in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Service fee income	$15,854	$13,220
Cost and expenses:
Cost of services	14,097	11,725
General and administrative expenses	2,258	2,261
Operating loss	(501)	(766)

Interest income - mortgage securities	—	462
Other income (expense)	(19)	1,014
Interest expense	(1,381)	(1,203)
Reorganization items, net	(31)	(139)

Loss before income taxes	(1,932)	(632)
Income tax benefit	(7)	(15)
Net loss	(1,925)	(617)

Other comprehensive loss:
Reclassification gain on marketable securities included in net income	—	(975)
Unrealized gain (loss) on marketable securities	1	(2,413)
Total other comprehensive income (loss)	1	(3,388)
Total comprehensive loss	$(1,924)	$(4,005)

Loss per share:
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)
Weighted average common shares outstanding:
Basic	94,970,561	93,232,402
Diluted	94,970,561	93,232,402

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited; in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Deficit
Balance, December 31, 2018	$991	$745,104	$(809,050)	$(1)	$(62,956)
Issuances of nonvested shares	25	(25)	—	—	—
Compensation recognized under stock compensation plans	—	70	—	—	70
Net loss	—	—	(1,925)	—	(1,925)
Adjustment to retained earnings for adoption of accounting standard	—	—	(19)	—	(19)
Other comprehensive income	—	—	—	1	1
Balance, March 31, 2019	$1,016	$745,149	$(810,994)	-	$(64,829)

Balance, December 31, 2017	$971	$744,937	$(815,184)	$11,394	$(57,882)
Compensation recognized under stock compensation plans	—	46	—	—	46
Net loss	—	—	(617)	—	(617)
Other comprehensive loss	—	—	—	(3,388)	(3,388)
Balance, March 31, 2018	$971	$744,983	$(815,801)	$8,006	$(61,841)

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,925)	$(617)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of marketable securities, net	—	(48)
Amortization of intangible assets	299	298
Amortization of prepaid expenses	293	87
Realized gain on marketable securities	—	(975)
Depreciation expense	7	112
Lease expense	(13)	—
Compensation recognized under stock compensation plans	70	46
Changes in operating assets and liabilities, net of acquisition:
Accounts and unbilled receivables	(283)	2,097
Accounts payable and accrued expenses	(268)	(591)
Accrued compensation and benefits payable	340	(792)
Accrued interest payable	43	54
Other current assets and liabilities, net	(462)	479
Other noncurrent assets and liabilities, net	(166)	(386)
Net cash used in operating activities	(2,065)	(236)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	—	975
Purchase of property and equipment	(7)	—
Net cash provided by (used in) investing activities	(7)	975

Cash flows from financing activities:
Borrowings under revolving line of credit	8,685	14,135
Repayments of borrowings under revolving line of credit	(10,633)	(15,306)
Paydowns of long-term debt	(31)	(76)
Net cash used in financing activities	(1,979)	(1,247)

Net decrease in cash and cash equivalents	(4,051)	(508)
Cash and cash equivalents, beginning of period	9,249	2,740
Cash and cash equivalents, end of period	$5,198	$2,232

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,353	$1,050
Cash paid for reorganization items	$—	$639

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

Liquidity and Going Concern – During the three months ended March 31, 2019, the Company incurred a net loss of $1.9 million and generated negative operating cash flow of $2.1 million. As of March 31, 2019, the Company had an overall shareholders deficit of $64.8 million, an aggregate of $5.2 million in cash and cash equivalents and total liabilities of $92.2 million. Of the $5.2 million in cash, $1.0 million is held by the Company's subsidiary NovaStar Mortgage LLC ("NMLLC"). This cash is available only to pay general creditors and expenses of NMLLC. The Company also has a significant on-going obligation to pay interest under its senior notes agreement at LIBOR plus 3.5% per annum, payable quarterly in arrears until maturity on March 30, 2033.  With the increases in LIBOR, the last interest payment on long-term debt was $1.3 million.

After engaging major investment firms to evaluate the marketplace for its mortgage securities, the Company executed trades to sell all of its mortgage securities during 2018. These sales generated $13.0 million in cash proceeds for the Company. For the year ended December 31, 2018, the Company recorded $12.9 million in gains in other income in the Statements of Operations and Comprehensive Income (Loss) related to the sale of these securities. However, the Company will no longer have any future cash flows from these securities since they were sold.  In addition, while HCS has demonstrated that it can provide positive cash flow sufficient to support HCS operations, it does not generate enough cash flow to make the senior note payments. Management continues to work toward expanding HCS’s customer base by increasing revenue from existing customers and targeting new customers that have not previously been served by HCS.

As a result of the foregoing, the Company's cash position is not forecasted to be sufficient to cover current and on-going obligations within one year from May 13, 2019 , which gives rise to substantial doubt regarding the Company's ability to continue as a going concern.  Management is exploring its options to mitigate the conditions or events that raise substantial doubt. The Company has been in discussions with the senior note holders to renegotiate terms of its borrowing arrangements in order to lower the quarterly interest payments, which would allow HCS additional time to expand its operations and increase revenue.  However, there is no assurance that these negotiations will be successful. As a result, we have not been able to alleviate the substantial doubt about our ability to continue as a going concern.

Condensed Consolidated Financial Statement Presentation – The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expense during the period. The Company uses estimates and judgments in assessing the recoverability of its long-lived assets, impairments, and accounting for income taxes, including the determination of the timing of the establishment or release of the valuation allowance related to the deferred tax asset balances and reserves for uncertain tax positions. While these condensed consolidated financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ significantly from those estimates.

The Company's condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements. The Company's condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included herein and the consolidated financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Form 10-K").

Recent Accounting Pronouncements Adopted in 2019 - In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and expense recognition in the income statement.  The Company adopted ASU No. 2016-02 using the modified retrospective method. See Note 6 to the condensed consolidated financial statements for further details.

Note 2. Reorganization

On July 20, 2016, (the "Bankruptcy Petition Date"), Novation and three of its subsidiaries, NMLLC, NovaStar Mortgage Funding Corporation and 2114 Central LLC (collectively, the “Debtors”), filed voluntary petitions (the "Bankruptcy Petitions") for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland (the "Bankruptcy Court"). The Company and one of its subsidiaries subsequently filed with the Bankruptcy Court, and amended, a plan of reorganization for the resolution of the outstanding claims against and interests pursuant to Section 1121(a) of the Bankruptcy Code (as amended as supplemented, the “Plan”) and a related disclosure statement. The Bankruptcy Court entered an order on June 12, 2017, confirming the Plan (the “Confirmation Order”) solely with respect to the Company, which provided that the effective date of the Plan will occur when all conditions precedent to effectiveness, as set forth in the Plan, have been satisfied or waived. Two of the conditions to the effectiveness of the Plan were (i) the closing of the Company’s acquisition (the “HCS Acquisition”) of all of the capital stock of HCS and (ii) the restructuring of the Company’s then outstanding senior notes. The HCS Acquisition and the note restructuring were completed on July 27, 2017 and the Company filed a Notice of Occurrence of Effective Date of the Plan with the Bankruptcy Court. Under the Plan, holders of existing equity interests in the Company (i.e., the common stock) retained their interests. On September 25, 2017, the bankruptcy case of 2114 Central, LLC was dismissed by order of the Bankruptcy Court. Thereafter, on December 22, 2017, NMLLC filed with the Bankruptcy Court a Chapter 11 plan of reorganization, and on December 26, 2017 filed a related disclosure statement. The Bankruptcy Court entered an order on February 16, 2018 approving the disclosure statement, as revised. On April 11, 2018, the Bankruptcy Court confirmed NMLLC’s plan of reorganization. This plan allows NMLLC to exit bankruptcy, but prohibits the use of NMLLC assets for anything other than for the payment of NMLLC obligations. On April 19, 2019, the Bankruptcy Court approved the Motion for Final Decrees for Novation and NMLLC.

The Company incurred significant costs in 2016 and 2017 associated with our reorganization and the Chapter 11 proceedings. These costs are expensed as incurred, and have decreased significantly since 2017.  Reorganization expenses for the three months ended March 31, 2019 and March 31, 2018 were $0.03 million and $0.1 million, respectively.

Note 3. Revenue; Accounts and Unbilled Receivables

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

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
Type of Customer
CSB	$15,255	96.2%	$12,744	96.4%
Other	599	3.8%	476	3.6%
Total	$15,854	100.0%	$13,220	100.0%

Accounts and unbilled receivables are summarized as follows, in thousands:

	March 31, 2019 (unaudited)	December 31, 2018
Accounts receivable	$3,953	$3,952
Unbilled receivables (Contract Assets)	2,452	2,170
Total	$6,405	$6,122

As of March 31, 2019 and December 31, 2018, management has determined no allowance for doubtful accounts is necessary. During the three months ended March 31, 2019, 50% of service fee income was generated from three customers. For the three months ended March 31, 2018, 34% of service fee income was generated from two customers. As of March 31, 2019 and March 31, 2018, 48% and 43% of accounts receivables and unbilled receivables were due from three customers, respectively. At March 31, 2019 and March 31, 2018, 95% and 92% of accounts receivables and unbilled receivables were due from 14 Community Service Board customers, respectively.

Note 4. Marketable Securities

Prior to 2018, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. As a result of those activities, the Company held mortgage securities that were a source of its earnings and cash flow. These mortgage securities consisted entirely of the Company's investment in the interest-only and overcollateralization bonds issued by securitization trusts sponsored by the Company. Maturities of these retained mortgage securities depend on repayment characteristics, performance and other experience of the underlying financial instruments. During 2018, the Company sold all but 33 non-performing mortgage securities. These sales generated proceeds of $13.0 million and realized gains of $12.9 million recognized, included in other income in the Company's consolidated statements of operations and comprehensive income (loss). Of the 33 mortgage securities retained, the Company determined that these securities have no fair value. There were other-than-temporary impairments relating to available-for-sale securities in 2018 of $0.3 million.

As part of the mortgage securitization process, the Company owned the mortgage servicing rights on the mortgage loans in each securitization deal. These servicing rights were sold to a third party on October 12, 2007 as documented in the Servicing Rights Transfer Agreement by and between Saxon Mortgage Services as purchaser and NovaStar Mortgage, Inc. as seller, which was discussed in the Company's third quarter 2007 report on Form 10-Q. As part of this transaction, the Company retained the clean-up call rights for most of the securitization deals. The Company attempted to sell the clean-up call rights with the securities sold in 2018.  However, no bids were received for the clean-up call rights and the Company determined these clean-up call rights have no fair value.

See Note 9 to the condensed consolidated financial statements for details on the Company's fair value methodology.

Note 5. Goodwill and Intangible Assets

	March 31, 2019 (unaudited)			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived assets (in thousands)
Goodwill	$8,205	$-	$8,205	$8,205	$-	$8,205
Tradenames	1,147	-	1,147	1,147	-	1,147
	$9,352	$-	$9,352	$9,352	$-	$9,352

Finite-lived assets (in thousands)
Customer relationships	$6,895	$1,642	$5,253	$6,895	$1,395	$5,500
Non-compete agreement	627	348	279	627	296	331
	$7,522	$1,990	$5,532	$7,522	$1,691	$5,831

Amortization expense (unaudited, in thousands)
Three Months Ended March 31, 2019	$299
Estimated future amortization expense (unaudited, in thousands)
2019	$895
2020	1,107
2021	985
2022	985
Thereafter	1,560
Total estimated amortization expense	$5,532

Note 6. Leases

We adopted ASU No. 2016-02—Leases (Topic 842), as amended, as of January 1, 2019, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a full retrospective approach. The Company elected to adopt the ‘package of practical expedients’, which permitted the Company not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs, the practical expedients pertaining to land easements, the use-of hindsight, the short-term lease recognition exemption for all leases that qualified, and the practical expedient to not separate lease and non-lease components for all leases other than leases of real estate.

Adoption of the new standard resulted in the recording of an additional net operating lease right-of-use asset and operating lease liability of approximately $0.2 million each, as of January 1, 2019. The difference between the additional lease assets and lease liabilities was recorded as an adjustment to retained earnings. The standard did not materially impact our consolidated net earnings and had no impact on cash flows.  The Company does not have any finance leases.

Our leases consist primarily of office space. Leases with an initial term of 12 months or less, and leases which are on a month-to-month basis, are not recorded on the balance sheet.  For these leases we recognize lease expense on a straight-line basis over the lease term.

Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to three years or more. The exercise of lease renewal options is at our discretion. Our lease agreements do not contain any variable lease payments, residual value guarantees or restrictive covenants. The components of lease expense for the three months ended March 31, 2019 totaled $0.04 million.

As our leases do not provide an implicit interest rate, we use our incremental current borrowing rate in determining the present value of lease payments.

Maturities of lease liabilities were as follows (in thousands):

March 31, 2019 (unaudited)
Remaining 2019	$74
2020	73
2021	52
Thereafter	3
Total	$202
Less interest	16
Present value of lease liabilities	$186

Other information related to the Company's operating leases was as follows (in thousands):

March 31, 2019 (unaudited)
Supplemental Cash Flow Information
Operating cash flows from leases	$(13)
Lease Term and Discount Rate
Weighted average remaining lease term (years)	1.47
Weighted average discount rate	6.75%

Note 7. Borrowings

Revolving Credit Agreement — As of  December 31, 2018, HCS had $1.9 million outstanding under a Revolving Credit and Security Agreement (the “White Oak Credit Agreement”) between HCS and White Oak Global Advisors, LLC ("White Oak'), which provided HCS with a line of credit of up to $5,000,000. The White Oak Credit Agreement was originally with Federal National Payables, Inc. (d/b/a Federal National Commercial Credit) (“FNCC”), which White Oak acquired in February 2018. Availability under the White Oak Credit Agreement was based on a formula tied to HCS’s eligible accounts receivable. Borrowings bore interest at the prime rate plus 1.25%. The initial term of the White Oak Credit Agreement expired on November 17, 2018, but was renewed automatically for a consecutive one-year term per the provisions of the White Oak Credit Agreement. The obligations of HCS under the White Oak Credit Agreement were secured by HCS’s inventory and accounts receivable. The White Oak Credit Agreement provided for customary origination and collateral monitoring fees payable to White Oak during its term, customary representations, warranties and affirmative and negative covenants, including but not limited to financial covenants and contained customary events of default, including but not limited to payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, White Oak was able to, among other remedies, have accelerated payment of all obligations under the White Oak Credit Agreement. In connection with the White Oak Credit Agreement, the Company executed a guaranty in favor of White Oak guaranteeing all of HCS’s obligations under the White Oak Credit Agreement. HCS terminated the White Oak Credit Agreement in February 2019 and the Company fully repaid the all the outstanding obligations at that time.

Note Refinancing and 2017 Notes — The Company has $85.9 million in aggregate borrowings outstanding under three senior secured promissory notes (the "2017 Notes"). The unpaid principal amounts of the 2017 Notes bear interest at a variable rate equal to LIBOR plus 3.5% per annum, payable quarterly in arrears until maturity on March 30, 2033. The 2017 Notes generally rank senior in right of payment to any existing or future subordinated indebtedness of the Credit Parties, as defined below. The Company may at any time upon 30 days’ notice to the Noteholders redeem all or part of the 2017 Notes at a redemption price equal to 101% of the principal amount redeemed plus any accrued and unpaid interest thereon. The 2017 Notes were entered into on July 27, 2017 as a result of a refinancing of the Company's then outstanding senior notes with the same aggregate principal amount. The refinancing was completed through the execution of the Senior Secured Note Purchase Agreement, dated as of the same date (the “Note Purchase Agreement”), with NHI and HCS as guarantors (together with the Company, collectively, the “Credit Parties”).

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

The estimated fair values of the Company's financial instruments are (in thousands):

	March 31, 2019 (unaudited)		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Equity securities (Level 1)	$2	$2	$1	$1
Financial liabilities:
Senior notes (Level 3)	$85,938	$23,828	$85,938	$24,659

The equity securities are valued based on quoted market prices and are included in other current assets on the condensed consolidated balance sheets. The senior notes in the table above are not measured at fair value in the condensed consolidated balance sheets but are required to be disclosed at fair value.  The fair value of the senior notes has been estimated using Level 3 methodologies, based on significant unobservable inputs that are supported by little or no market activity, such as discounted cash flow calculations based on internal cash flow forecasts. No assets or liabilities have been transferred between levels during any period presented.

Senior Notes — The fair value is estimated by discounting future projected cash flows using a discount rate commensurate with the risks involved. The interest rate on the senior notes is three-month LIBOR plus 3.5% per annum until maturity in March 2033. The three-month LIBOR used in the analysis was projected using a forward interest rate curve.

Note 10. Income Taxes

Prior to 2017, the Company concluded that it was no longer more likely than not that it would realize a portion of its deferred tax assets. Therefore, as of March 31, 2019 and December 31, 2018, the Company maintained a full valuation allowance against its net deferred tax assets of $164.4 million and $164.0 million, respectively. The Company's determination of the realizable deferred tax assets requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods. Because of the full valuation allowance, the Company's effective tax rate is expected to be near 0% and therefore the income tax expense is not material for any period presented.

As of March 31, 2019, the Company had a federal NOL of approximately $729.6 million, including $250.3 million in losses on mortgage securities that have not been recognized for income tax purposes. The federal NOL may be carried forward to offset future taxable income, subject to applicable provisions of the Internal Revenue Code (the "Code"). If not used, these NOLs will expire in years 2025 through 2037. Due to tax reform enacted in 2017, NOLs created after 2017 carry forward indefinitely. The 2018 tax return has not been filed as of the date of this report, however the estimated federal NOL that does not expire included in the total above is $19.9 million. States may vary in their treatment of post 2017 NOLs. The Company has state NOL carryforwards arising from both combined and separate filings from as early as 2004. The state NOL carryforwards may expire as early as 2024 and as late as 2037.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this report regarding Novation Companies, Inc. and its business that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are those that predict or describe future events, do not relate solely to historical matters and include statements regarding management's beliefs, estimates, projections, and assumptions with respect to, among other things, our future operations, business plans and strategies, as well as industry and market conditions, all of which are subject to change at any time without notice. Words such as “believe,” “expect,” “anticipate,” “promise,” “plan,” and other expressions or words of similar meanings, as well as future or conditional auxiliary verbs such as “would,” “should,” “could,” or “may” are generally intended to identify forward-looking statements. Risks, uncertainties, contingencies, and developments, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and those identified in “Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, (the "2018 Form 10-K"), could cause our future operating results to differ materially from those set forth in any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

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

On September 25, 2017, the bankruptcy case of 2114 Central, LLC was dismissed by order of the Bankruptcy Court. Thereafter, on December 22, 2017, NMLLC filed with the Bankruptcy Court a Chapter 11 plan of reorganization, and on December 26, 2017 filed a related disclosure statement. The Bankruptcy Court entered an order on February 16, 2018 approving the disclosure statement, as revised. On April 11, 2018 the Bankruptcy Court confirmed NMLLC’s plan of reorganization. This plan allows NMLLC to exit bankruptcy, but prohibits the use of NMLLC assets for anything other than for the payment of NMLLC obligations. On April 19, 2019, the Bankruptcy Court approved the Motion for Final Decrees for Novation and NMLLC.

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

	March 31, 2019 (unaudited)	December 31, 2018
Cash and cash equivalents	$5,198	$9,249

	Three Months Ended March 31, (unaudited)
	2019	2018
Service fee income	$15,854	$13,220
Net loss available to common shareholders, per basic share	$(0.02)	$(0.01)

Critical Accounting Policies

In our 2018 Form 10-K, we disclose critical accounting policies that require management to use significant judgment or that require significant estimates. Management regularly reviews the selection and application of our critical accounting policies. See Note 1 to the condensed consolidated financial statements for a discussion of significant accounting policies.

Results of Operations for the Three Month Period Ended March 31, 2019 as Compared to March 31, 2018

Service Fee Income and Cost of Services

HCS delivers outsourced full-time and part-time employees primarily to Community Service Boards (“CSBs”), quasi state organizations that provide behavioral health services at facilities across Georgia including mental health services, developmental disabilities programs and substance abuse treatments. The State of Georgia has a total of 25 CSBs. Each CSB has a number of facilities, including crisis centers, outpatient centers and 24-hour group homes that require a broad range of employees, such as registered nurses, social workers, house parents and supervisors. The CSB market in Georgia is large and growing steadily, as the demand for the services provided by the CSBs continues to grow. In addition to providing outsourced employees to CSBs, HCS also provides healthcare outsourcing and staffing services to hospitals, schools and a variety of privately owned businesses. The services and positions provided to non CSB clients are similar to the ones provided to CSB clients. The service fee income and costs of services in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2019 are from the operations of HCS.

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

HCS revenue and cost of goods sold for the three months ended March 31, 2019 was $15.9 and $14.1, respectively. This increase in revenue and cost of goods sold compared to the three months ended March 31, 2018 of $13.2 and $11.7, respectively, is due to the addition of two new CSB clients, one which started late in the third quarter of 2018 and another which started at the beginning of 2019.

General and Administrative

General and administrative expenses consist of salaries, office costs, legal and professional expenses and other customary costs of corporate administration. For the three months ended March 31, 2019 and 2018, $1.7 million and $1.6 million of the total general and administrative expenses were incurred by HCS. Corporate-level general and administrative expenses for the three months ended March 31, 2019 and 2018 were $0.5 million and $0.7 million, respectively. The decrease in corporate level expenses results from a reduction in staffing, professional fees and other costs of administration as the Company continues to focus on cost containment.

The future amount of corporate-level general and administrative expenses will depend largely on corporate activities, professional fees associated with those activities and staffing needs based on the evolving business strategy. For HCS, the amount of these expenses will depend on business growth.

Interest Income – Mortgage Securities

All of our mortgage securities were sold in December 2018, and therefore the Company will have no future interest income or cash flow from these securities. Interest income on our mortgage securities was approximately $0.5 million during the three months ended March 31, 2018.

Reorganization Items, Net

The Company incurred approximately $0.03 million and $0.1 million in legal costs for the three months ended March 31, 2019 and 2018, respectively. These costs have decreased as a result of the completion of the Company's reorganization of NMLLC. See Note 2 to the condensed consolidated financial statements.

Interest Expense

Interest expense increased period over period, with the Company incurring $1.4 million and $1.2 million during the three months ended March 31, 2019 and 2018, respectively. The increase is due to an increase in LIBOR, as the underlying obligations pay interest at a variable rate based on 3-month LIBOR. See "Liquidity and Capital Resources" below and Note 7 to the condensed consolidated financial statements for additional information regarding the Company's borrowings.

Income Tax Expense

Because of the Company's significant net operating losses and full valuation allowance, the income tax expense was not material for any period presented and is not expected to be material for the foreseeable future.

Liquidity and Capital Resources

Liquidity and Going Concern – During the three months ended March 31, 2019, the Company incurred a net loss of $1.9 million and generated negative operating cash flow of $2.1 million. As of March 31, 2019, the Company had an overall shareholders deficit of $64.8 million, and aggregate of $5.2 million in cash and total liabilities of $92.2 million. Of the $5.2 million in cash, $1.0 million is held by the Company's subsidiary NMLLC, which has filed a Chapter 11 plan of reorganization that was confirmed by the court on April 11, 2018. This cash is available only to pay general creditors of NMLLC. The Company also has a significant on-going obligation to pay interest under its senior notes agreement. With the increases in LIBOR, the last interest payment on long-term debt was $1.3 million.

After engaging major investment firms to evaluate the marketplace for its mortgage securities, the Company executed trades to sell all of its mortgage securities during 2018. These sales generated $13.0 million in cash proceeds for the Company. For the year ended December 31, 2018, the Company recorded $12.9 million in gains in other income in the Statements of Operations and Comprehensive Income (Loss) related to the sale of these securities. However, the Company will no longer have any future cash flows from these securities since they were sold.  In addition, while HCS has demonstrated that it can provide positive cash flow sufficient to support HCS operations, it does not generate enough cash flow to make the senior note payments. Management continues to work toward expanding HCS’s customer base by increasing revenue from existing customers and targeting new customers that have not previously been served by HCS.

As a result of the foregoing, the Company's cash position is not forecasted to be sufficient to cover current and on-going obligations within one year from May 13, 2019, which gives rise to substantial doubt regarding the Company's ability to continue as a going concern. Management is exploring its options to mitigate the conditions or events that raise substantial doubt. The Company has been in discussions with the senior note holders to renegotiate terms of its borrowing arrangements in order to lower the quarterly interest payments, which would allow HCS additional time to expand its operations and increase revenue.  However, there is no assurance that these negotiations will be successful. As a result, we have not been able to alleviate the substantial doubt about our ability to continue as a going concern.

Overview of Cash Flow for the three months ended March 31, 2019

The following table provides a summary of our operating, investing and financing cash flows as taken from our condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 (in thousands).

	Three Months Ended March 31,
	2019	2018
Cash flows used in operating activities	$(2,065)	$(236)
Cash flows provided by (used in) investing activities	(7)	975
Cash flows used in financing activities	(1,979)	(1,247)

Operating Activities – The increase in net cash flows used in operating activities to approximately $2.1 million during the three months ended March 31, 2019 from cash used of $0.2 million during the three months ended March 31, 2018 was driven primarily by the Company's increase in net loss and an increase in the Company's accounts and unbilled receivables.

Investing Activities – The decrease in the net cash flows provided by (used in) investing activities is due to the sale of the Company's marketable securities in 2018 and no sales of securities in 2019.

Financing Activities – The increase in cash used in financing activities is due to the payoff of HCS’s line of credit in 2019

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures were not effective as of March 31, 2019, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness

As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations above and in Note 1 to the condensed consolidated financial statements, in July 2017, we acquired HCS, which now is our primary business activity. Prior to the HCS Acquisition, HCS was a privately-owned business with limited administrative and accounting resources, accounting software inappropriate for the size of the business and generally weak accounting processes, procedures and controls. Specifically, material weaknesses existed in HCS's processes, procedures and controls with respect to revenue, receivables, payment of payroll taxes and estimating various accrued expenses.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors included in the 2018 Form 10-K.

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
101

The following financial information from Novation Companies, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Shareholders' Deficit for the three months ended March 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVATION COMPANIES, INC.

DATE:	May 13, 2019	/s/ David W. Pointer
David W. Pointer, Chief Executive Officer
(Principal Executive Officer)

DATE:	May 13, 2019	/s/ Carolyn K. Campbell
Carolyn K. Campbell, Chief Financial Officer
(Principal Financial Officer)