Form 10-Q
period 2019-06-30
NOVATION COMPANIES, INC.
filed 2019-08-12
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of the Registrant's Common Stock outstanding on August 8, 2019 was 101,303,893.

NOVATION COMPANIES, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

NOVATION COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2019 (unaudited)	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$4,256	$9,249
Accounts and unbilled receivables	6,149	6,122
Prepaid expenses	478	350
Other	22	131
Total current assets	10,905	15,852
Non-current assets:
Goodwill	5,605	8,205
Intangible assets, net	6,380	6,978
Operating lease right-of-use asset	294	—
Other	99	95
Total non-current assets	12,378	15,278
Total assets	$23,283	$31,130

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$518	$670
Accrued compensation and benefits payable	3,530	2,731
Borrowings under revolving line of credit	—	1,948
Operating lease liability	148	—
Accrued interest payable	1,323	1,295
Accrued claim settlements	246	459
Other	11	35
Total current liabilities	5,776	7,138

Non-current liabilities:
Long-term debt	85,938	85,969
Accrued claim settlements	430	553
Operating lease liability	155	—
Other	100	426
Total non-current liabilities	86,623	86,948
Total liabilities	92,399	94,086

Shareholders' deficit:
Common stock, $.01 par value per share, 780,000,000 shares authorized:
101,303,893 and 99,137,893 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1,013	991
Additional paid-in capital	745,235	745,104
Accumulated deficit	(815,364)	(809,050)
Accumulated other comprehensive loss	—	(1)
Total shareholders' deficit	(69,116)	(62,956)
Total liabilities and shareholders' deficit	$23,283	$31,130

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited; in thousands, except share and per share amounts)

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Service fee income	$32,151	$26,490	$16,297	$13,270
Cost and expenses:
Cost of services	28,615	23,492	14,518	11,768
General and administrative expenses	4,463	4,151	2,206	1,890
Goodwill impairment charge	2,600	—	2,600	—
Operating loss	(3,527)	(1,153)	(3,027)	(388)

Interest income - mortgage securities	—	916	—	453
Other income	4	2,938	23	1,925
Interest expense	(2,706)	(2,548)	(1,324)	(1,345)
Reorganization items, net	(62)	(1,750)	(31)	(1,610)

Loss before income taxes	(6,291)	(1,597)	(4,359)	(965)
Income tax expense (benefit)	4	(8)	11	7
Net loss	(6,295)	(1,589)	(4,370)	(972)

Other comprehensive loss:
Reclassification gain on marketable securities included in net income	—	(2,931)	—	(1,956)
Unrealized gain (loss) on marketable securities	1	(1,801)	—	611
Total other comprehensive income (loss)	1	(4,732)	—	(1,345)
Total comprehensive loss	$(6,294)	$(6,321)	$(4,370)	$(2,317)

Loss per share:
Basic	$(0.07)	$(0.02)	$(0.05)	$(0.01)
Diluted	$(0.07)	$(0.02)	$(0.05)	$(0.01)
Weighted average common shares outstanding:
Basic	95,103,986	93,416,496	97,675,946	93,658,567
Diluted	95,103,986	93,416,496	97,675,946	93,658,567

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited; in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Deficit
Balance, December 31, 2018	$991	$745,104	$(809,050)	$(1)	$(62,956)
Issuances and cancellations of nonvested shares	22	(22)	—	—	—
Compensation recognized under stock compensation plans	—	153	—	—	153
Net loss	—	—	(6,295)	—	(6,295)
Adjustment to retained earnings for adoption of accounting standard	—	—	(19)	—	(19)
Other comprehensive income	—	—	—	1	1
Balance, June 30, 2019	$1,013	$745,235	$(815,364)	—	$(69,116)

Balance, March 31, 2019	$1,016	$745,149	$(810,994)	$—	$(64,829)
Cancellations of nonvested shares	(3)	3	—	—	—
Compensation recognized under stock compensation plans	—	83	—	—	83
Net loss	—	—	(4,370)	—	(4,370)
Adjustment to retained earnings for adoption of accounting standard	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—
Balance, June 30, 2019	$1,013	$745,235	$(815,364)	$—	$(69,116)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Deficit
Balance, December 31, 2017	$971	$744,937	$(815,185)	$11,394	$(57,883)
Cancellations of nonvested shares	(11)	11	—
Compensation recognized under stock compensation plans	—	103	—	—	103
Net loss	—	—	(1,589)	—	(1,589)
Other comprehensive loss	—	—	—	(4,732)	(4,732)
Balance, June 30, 2018	$960	$745,051	$(816,774)	$6,662	$(64,101)

Balance, March 31, 2018	$971	$744,983	$(815,802)	$8,007	$(61,841)
Cancellations of nonvested shares	(11)	11	—
Compensation recognized under stock compensation plans	—	57	—	—	57
Net loss	—	—	(972)	—	(972)
Other comprehensive loss	—	—	—	(1,345)	(1,345)
Balance, June 30, 2018	$960	$745,051	$(816,774)	$6,662	$(64,101)

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(6,295)	$(1,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of marketable securities, net	—	(60)
Amortization of intangible assets	598	598
Amortization of prepaid expenses	432	198
Realized gain on marketable securities	—	(2,931)
Depreciation expense	14	223
Settlement claims	(336)	1,487
Lease expense	(9)	—
Goodwill impairment	2,600	—
Compensation recognized under stock compensation plans	153	103
Changes in operating assets and liabilities
Accounts and unbilled receivables	(27)	1,769
Accounts payable and accrued expenses	(152)	(1,430)
Accrued compensation and benefits payable	799	(1,423)
Accrued interest payable	28	199
Other current assets and liabilities, net	(475)	470
Other noncurrent assets and liabilities, net	(327)	335
Net cash used in operating activities	(2,997)	(2,051)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	—	2,931
Purchase of property and equipment	(17)	—
Net cash provided by (used in) investing activities	(17)	2,931

Cash flows from financing activities:
Borrowings under revolving line of credit	8,685	27,138
Repayments of borrowings under revolving line of credit	(10,633)	(28,259)
Paydowns of long-term debt	(31)	(77)
Net cash used in financing activities	(1,979)	(1,198)

Net decrease in cash and cash equivalents	(4,993)	(318)
Cash and cash equivalents, beginning of period	9,249	2,740
Cash and cash equivalents, end of period	$4,256	$2,422

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,693	$2,349
Cash paid for reorganization items	$—	$1,072

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the period ended June 30, 2019 (unaudited)

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

Liquidity and Going Concern – During the six months ended June 30, 2019, the Company incurred a net loss of $6.3 million and generated negative operating cash flow of $3.0 million. As of June 30, 2019, the Company had an overall shareholders deficit of $69.1 million, an aggregate of $4.3 million in cash and cash equivalents and total liabilities of $92.4 million. Of the $4.3 million in cash, $0.9 million is held by the Company's subsidiary NovaStar Mortgage LLC ("NMLLC"). This cash is available only to pay general creditors and expenses of NMLLC.

While HCS has demonstrated that it can provide positive cash flow sufficient to support HCS operations, management continues to work toward expanding HCS’s customer base by increasing revenue from existing customers and targeting new customers that have not previously been served by HCS.

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

The Company had significant on-going obligations to pay interest under its senior notes agreement at LIBOR plus 3.5% per annum, payable quarterly in arrears until maturity on March 30, 2033.  The last interest payment on long-term debt made on July 1, 2019 was $1.3 million. See Note 11 to the condensed consolidated financial statements regarding the amendment to the Note Purchase Agreement, which significantly reduces the interest rate due under the senior notes agreement from January 2019 through the end of 2028 and allows the Company to apply the surplus interest paid on April 1, 2019 and July 1, 2019 against future quarterly interest payments.

While our historical operating results and poor cash flow suggest substantial doubt exists related to the Company's ability to continue as a going concern, with the amendment to the senior notes agreement, the Company's cash position is forecasted to be sufficient to cover current and on-going obligations. As a result, management has concluded that the factors discussed above have alleviated the substantial doubt about the Company's ability to continue as a going concern for at least one year after the date that these condensed consolidated financial statements are issued.

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, we cannot provide assurance that revenue and cash generated from HCS will be sufficient to sustain our operations in the long term.

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

Note 2. Reorganization

On July 20, 2016, (the "Bankruptcy Petition Date"), Novation and three of its subsidiaries, NMLLC, NovaStar Mortgage Funding Corporation and 2114 Central LLC (collectively, the “Debtors”), filed voluntary petitions (the "Bankruptcy Petitions") for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland (the "Bankruptcy Court"). The Company and one of its subsidiaries subsequently filed with the Bankruptcy Court, and amended, a plan of reorganization for the resolution of the outstanding claims against and interests pursuant to Section 1121(a) of the Bankruptcy Code (as amended as supplemented, the “Plan”) and a related disclosure statement. The Bankruptcy Court entered an order on June 12, 2017, confirming the Plan (the “Confirmation Order”) solely with respect to the Company, which provided that the effective date of the Plan will occur when all conditions precedent to effectiveness, as set forth in the Plan, have been satisfied or waived. Two of the conditions to the effectiveness of the Plan were (i) the closing of the Company’s acquisition (the “HCS Acquisition”) of all of the capital stock of HCS and (ii) the restructuring of the Company’s then outstanding senior notes. The HCS Acquisition and the note restructuring were completed on July 27, 2017 and the Company filed a Notice of Occurrence of Effective Date of the Plan with the Bankruptcy Court. Under the Plan, holders of existing equity interests in the Company (i.e., the common stock) retained their interests. On September 25, 2017, the bankruptcy case of 2114 Central, LLC was dismissed by order of the Bankruptcy Court. Thereafter, on December 22, 2017, NMLLC filed with the Bankruptcy Court a Chapter 11 plan of reorganization, and on December 26, 2017 filed a related disclosure statement. The Bankruptcy Court entered an order on February 16, 2018 approving the disclosure statement, as revised. On April 11, 2018, the Bankruptcy Court confirmed NMLLC’s plan of reorganization. This plan allows NMLLC to exit bankruptcy, but prohibits the use of NMLLC assets for anything other than for the payment of NMLLC obligations. On April 19, 2019, the Bankruptcy Court approved the Motion for Final Decrees for Novation and NMLLC.  On July 16, 2019, the bankruptcy case of NovaStar Mortgage Funding Corporation was dismissed by order of the Bankruptcy Court.

The Company incurred significant costs in 2016 and 2017 associated with our reorganization and the Chapter 11 proceedings. These costs are expensed as incurred, and have decreased significantly since 2017 and 2018.  Reorganization expenses for the six months ended June 30, 2019 and June 30, 2018 were $0.06 million and $1.8 million, respectively.

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

	Six Months Ended June 30, 2019		Three Months Ended June 30, 2019		Six Months Ended June 30, 2018		Three Months Ended June 30, 2018
Type of Customer
CSB	$31,033	96.5%	$15,778	96.8%	$25,537	96.4%	$12,793	96.4%
Other	1,118	3.5%	519	3.2%	953	3.6%	477	3.6%
Total	$32,151	100.0%	$16,297	100.0%	$26,490	100.0%	$13,270	100.0%

Accounts and unbilled receivables are summarized as follows, in thousands:

	June 30, 2019 (unaudited)	December 31, 2018
Accounts receivable	$3,476	$3,952
Unbilled receivables (Contract Assets)	2,673	2,170
Total	$6,149	$6,122

As of June 30, 2019 and December 31, 2018, management has determined no allowance for doubtful accounts is necessary. For the six months ended June 30, 2019, 52% of service fee income was generated from three customers. For the six months ended June 30, 2018, 55% of service fee income was generated from four customers. As of June 30, 2019 and June 30, 2018, 68% and 77% of accounts receivables and unbilled receivables were due from five and six customers, respectively. At June 30, 2019 and June 30, 2018, 96% and 95% of accounts receivables and unbilled receivables were due from 14 Community Service Board customers, respectively.

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

See Note 9 to the condensed consolidated financial statements for details on the Company's fair value methodology.

Note 5. Goodwill and Intangible Assets

	June 30, 2019 (unaudited)			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived assets (in thousands)
Goodwill	$5,605	$-	$5,605	$8,205	$-	$8,205
Tradenames	1,147	-	1,147	1,147	-	1,147
	$6,752	$-	$6,752	$9,352	$-	$9,352

Finite-lived assets (in thousands)
Customer relationships	$6,895	$1,888	$5,007	$6,895	$1,395	$5,500
Non-compete agreement	627	401	226	627	296	331
	$7,522	$2,289	$5,233	$7,522	$1,691	$5,831

Amortization expense (unaudited, in thousands)
Six Months Ended June 30, 2019	$598
Estimated future amortization expense (unaudited, in thousands)
2019	$596
2020	1,107
2021	985
2022	985
Thereafter	1,560
Total estimated amortization expense	$5,233

June 30, 2019, (unaudited)
Goodwill activity (in thousands):
Beginning balance	$8,205
Impairment charge	(2,600)
Ending balance	$5,605

Management completed its annual goodwill impairment assessment as of April 30, 2019.  Increased cost of services and administrative expenses at HCS have resulted in declining cash flow for the business.  Based on the likelihood of these expenses remaining higher than initially forecast, management determined that the carrying value of the HCS goodwill exceeded its fair value by $2.6 million. A goodwill impairment charge in this amount has been recorded for the quarter. Management assessed the other indefinite and definite lived intangible assets and determined no impairment was necessary.

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

Adoption of the new standard resulted in the recording of an additional net operating lease right-of-use asset and operating lease liability of approximately $0.2 million each, as of January 1, 2019. The difference between the additional lease assets and lease liabilities was recorded as an adjustment to accumulated deficit. The standard did not materially impact our consolidated net loss and had no impact on cash flows.  The Company does not have any finance leases.

Our leases consist primarily of office space. Leases with an initial term of 12 months or less, and leases which are on a month-to-month basis, are not recorded on the balance sheet.  For these leases we recognize lease expense on a straight-line basis over the lease term.

Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to three years or more. The exercise of lease renewal options is at our discretion. Our lease agreements do not contain any variable lease payments, residual value guarantees or restrictive covenants. The components of lease expense for the three and six months ended June 30, 2019 were immaterial.

As our leases do not provide an implicit interest rate, we use our incremental current borrowing rate in determining the present value of lease payments.

Maturities of lease liabilities were as follows (in thousands):

June 30, 2019 (unaudited)
Remaining 2019	$86
2020	133
2021	88
Thereafter	20
Total	$327
Less interest	24
Present value of lease liabilities	$303

Other information related to the Company's operating leases was as follows (in thousands):

June 30, 2019 (unaudited)
Supplemental Cash Flow Information
Operating cash flows from leases	$(9)
Lease Term and Discount Rate
Weighted average remaining lease term (years)	2.10
Weighted average discount rate	6.75%

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

See Note 11 to the condensed consolidated financial statements for details on the amendment to the Note Purchase Agreement which was signed subsequent to the quarter ended June 30, 2019.

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

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case included NovaStar Mortgage Funding Corporation (“NMFC”) and NovaStar Mortgage, Inc. ("NMI"), wholly-owned subsidiaries of the Company, and NMFC's individual directors, several securitization trusts sponsored by the Company (“affiliated defendants”) and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, plaintiff filed an amended complaint. Plaintiff seeks monetary damages, alleging that the defendants violated Sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff's claims, which the court granted on March 31, 2011, with leave to amend. Plaintiff filed a second amended complaint on May 16, 2011, and the Company again filed a motion to dismiss. On March 29, 2012, the court dismissed plaintiff's second amended complaint with prejudice and without leave to replead. Plaintiff filed an appeal in the United States Court of Appeals for the Second Circuit (the "Appellate Court"). On March 1, 2013, the Appellate Court reversed the judgment of the lower court, which had dismissed the case. Also, the Appellate Court vacated the judgment of the lower court which had held that plaintiff lacked standing, even as a class representative, to sue on behalf of investors in securities in which plaintiff had not invested, and the appellate court remanded the case back to the lower court for further proceedings. On April 23, 2013 plaintiff filed its memorandum with the lower court seeking a reconsideration of the earlier dismissal of plaintiff's claims as to five offerings in which plaintiff was not invested, and on February 5, 2015, the lower court granted plaintiff's motion for reconsideration and vacated its earlier dismissal. On March 8, 2017, the affiliated defendants and all other parties executed an agreement to settle the action, with the contribution of the affiliated defendants to the settlement fund being paid by their insurance carriers. The court certified a settlement class and granted preliminary approval to the settlement on May 10, 2017.  One member of the settlement class objected to the settlement and sought a stay of the final settlement approval hearing on the ground that it did not receive notice of the settlement and had no opportunity to timely opt out of the class.  After the court rejected the motion for a stay, the objector filed an appeal and requested a stay of the district court proceedings pending disposition of the appeal. The court of appeals denied the temporary stay of the district court proceedings and on October 19, 2018 dismissed the appeal as moot.  Following the court of appeals’ denial of the objector’s petition for rehearing, the district court on March 7, 2019 held a fairness hearing.  On March 8, 2019, the district court issued a memorandum and order approving the settlement as fair, reasonable and adequate, and dismissing the action with prejudice.  Following entry of judgment, the objector filed a notice of appeal on March 26, 2019 and their opening brief was filed on June 28, 2019.  Assuming the settlement approval becomes final, which is expected, the Company will incur no loss.  The Company believes that the affiliated defendants have meritorious defenses to the case and, if the settlement approval does not become final, expects them to defend the case vigorously.

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

The parties have reached a settlement of this matter.  On October 25, 2018, the bankruptcy court overseeing the Company's bankruptcy case entered an order approving the settlement, and on November 19, 2018, the New York State Court "so ordered" a Stipulation of Voluntary Discontinuance terminating the case.  Pursuant to the terms of the settlement agreement, the required upfront payment of $0.3 million was made on March 1, 2019.  The settlement also requires equal quarterly installments over a three year period, which total an additional $0.3 million.  Based on the probability of all contingencies associated with the settlement being satisfied, the Company recorded an expense in the second quarter of 2018 in the Reorganization Items, net expense line item of the income statement and the short and long-term liability totals in the applicable Accrued Settlement Claims lines per the balance sheet.

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

The parties have reached a settlement in this matter, which was approved by the court on November 29, 2018.  This settlement includes an upfront payment of $0.5 million, which was paid on December 21, 2018.  In addition, the settlement provides for equal quarterly installments over a three year period, which total an additional $0.4 million.  Based on the probability of this settlement receiving court approval, the Company recorded an expense during the second quarter of 2018 in the Reorganization Items, net expense line item of the income statement and the short and long-term liability totals in the applicable Accrued Settlement Claims lines per the balance sheet.

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

The estimated fair values of the Company's financial instruments are (in thousands):

	June 30, 2019 (unaudited)		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Equity securities (Level 1)	$1	$1	$1	$1
Financial liabilities:
Senior notes (Level 3)	$85,938	$22,348	$85,938	$24,659

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

Financial assets reported at fair value (Level 3) on a nonrecurring basis include the following (in thousands):

	June 30, 2019 (unaudited)
	Fair Value (Level 3)	Gains and (Losses)
Goodwill	$5,605	$(2,600)

See Note 5 for additional information regarding the Company's Goodwill and Intangible Assets.

Note 10. Income Taxes

Prior to 2018, the Company concluded that it was no longer more likely than not that it would realize a portion of its deferred tax assets. Therefore, as of June 30, 2019 and December 31, 2018, the Company maintained a full valuation allowance against its net deferred tax assets of $164.9 million and $164.0 million, respectively. The Company's determination of the realizable deferred tax assets requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods. Because of the full valuation allowance, the Company's effective tax rate is expected to be near 0% and therefore the income tax expense is not material for any period presented.

As of June 30, 2019, the Company had a federal NOL of approximately $730.0 million, including $250.3 million in losses on mortgage securities that have not been recognized for income tax purposes. The federal NOL may be carried forward to offset future taxable income, subject to applicable provisions of the Internal Revenue Code (the "Code"). If not used, these NOLs will expire in years 2025 through 2037. Due to tax reform enacted in 2017, NOLs created after 2017 carry forward indefinitely. The 2018 tax return has not been filed as of the date of this report, however the estimated federal NOL that does not expire included in the total above is $20.0 million. States may vary in their treatment of post 2017 NOLs. The Company has state NOL carryforwards arising from both combined and separate filings from as early as 2004. The state NOL carryforwards may expire as early as 2024 and as late as 2037.

Note 11. Subsequent Events

As discussed in Note 7 to the condensed consolidated financial statements, the Company has $85.9 million in aggregate borrowings outstanding under the 2017 Notes. The Company and Noteholders executed a First Amendment to Senior Secured Note Purchase Agreement (the "Amendment") amending the terms of the Note Purchase Agreement and 2017 Notes on August 9, 2019.  The Amendment modifies the interest rate of the 2017 Notes as follows - 1% interest rate per annum from April 1, 2019 through December 31, 2023, 2% interest rate per annum from January 1, 2024 through December 31, 2028 and 10% interest rate per annum from January 1, 2029 through the maturity date on March 30, 2033.   Additionally, the Company will be required to remit 50% of excess cash flow each year, as defined per the Amendment, to the Noteholders to be applied as a principal reduction to the outstanding balance of the debt. The financial covenants required under the Note Purchase Agreement are waived until the quarter ending December 31, 2021.

Under the terms of the Amendment, the Company issued 9,000,000 shares of common stock of the Company to the Noteholders upon execution of the Amendment.  In addition, the Company has issued ten-year warrants allowing the Noteholders to purchase 22,250,000 shares of the Company's common stock, at an exercise price of $.01 per share.

On April 1, 2019 and on July 1, 2019, the Company made payments under the 2017 Notes totaling $2.7 million.  The actual aggregate amounts due under the Amendment for those dates totaled $0.4 million.  Under the terms of the Amendment, the Company is allowed to apply this payment surplus of $2.2 million against future quarterly interest payments.  At the 1% annual interest rate per the Amendment, the Company will not have another quarterly interest payment due until April 1, 2022.

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

Since April of 2019, David W. Pointer has served as both the Chief Executive Officer of Novation and HCS.

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

On September 25, 2017, the bankruptcy case of 2114 Central, LLC was dismissed by order of the Bankruptcy Court. Thereafter, on December 22, 2017, NMLLC filed with the Bankruptcy Court a Chapter 11 plan of reorganization, and on December 26, 2017 filed a related disclosure statement. The Bankruptcy Court entered an order on February 16, 2018 approving the disclosure statement, as revised. On April 11, 2018 the Bankruptcy Court confirmed NMLLC’s plan of reorganization. This plan allows NMLLC to exit bankruptcy, but prohibits the use of NMLLC assets for anything other than for the payment of NMLLC obligations. On April 19, 2019, the Bankruptcy Court approved the Motion for Final Decrees for Novation and NMLLC. On July 16, 2019, the bankruptcy case of NovaStar Mortgage Funding Corporation was dismissed by order of the Bankruptcy Court.

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

	June 30, 2019 (unaudited)	December 31, 2018
Cash and cash equivalents	$4,256	$9,249

	Six Months Ended June 30, (unaudited)		Three Months Ended June 30, (unaudited)
	2019	2018	2019	2018
Service fee income	$32,151	$26,490	$16,297	$13,270
Net loss available to common shareholders, per basic share	$(0.07)	$(0.02)	$(0.05)	$(0.01)

Critical Accounting Policies

In our 2018 Form 10-K, we disclose critical accounting policies that require management to use significant judgment or that require significant estimates. Management regularly reviews the selection and application of our critical accounting policies. See Note 1 to the condensed consolidated financial statements for a discussion of significant accounting policies.

Results of Operations for the Three and Six Month Period Ended June 30, 2019 as Compared to June 30, 2018

Service Fee Income and Cost of Services

HCS delivers outsourced full-time and part-time employees primarily to Community Service Boards (“CSBs”), quasi state organizations that provide behavioral health services at facilities across Georgia including mental health services, developmental disabilities programs and substance abuse treatments. The State of Georgia has a total of 25 CSBs. Each CSB has a number of facilities, including crisis centers, outpatient centers and 24-hour group homes that require a broad range of employees, such as registered nurses, social workers, house parents and supervisors. The CSB market in Georgia is large and growing steadily, as the demand for the services provided by the CSBs continues to grow. In addition to providing outsourced employees to CSBs, HCS also provides healthcare outsourcing and staffing services to hospitals, schools and a variety of privately owned businesses. The services and positions provided to non CSB clients are similar to the ones provided to CSB clients. The service fee income and costs of services in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2019 are from the operations of HCS.

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

HCS revenue for the three and six months ended June 30, 2019 was $16.3 and $32.2, respectively. This increase in revenue compared to the three and six months ended June 30, 2018 of $13.3 and $26.5, respectively, is due to the addition of two new CSB clients, one which started late in the third quarter of 2018 and another which started at the beginning of 2019. HCS cost of goods sold for the three and six months ended June 30, 2019 was $14.5 and $28.6, respectively. This increase in cost of goods sold compared to the three and six months ended June 30, 2018 of $11.8 and $23.5, respectively, is also due to the addition of the two new CSB clients in the third quarter of 2018 and the beginning of 2019.

General and Administrative

General and administrative expenses consist of salaries, office costs, legal and professional expenses and other customary costs of corporate administration. For the three and six months ended June 30, 2019, $1.6 million and $3.4 million of the total general and administrative expenses were incurred by HCS, as compared to $1.4 million and $3.0 million for the three and six months ended June 30, 2018. Corporate-level general and administrative expenses for the three and six months ended June 30, 2019 were $0.6 million and $1.1 million, respectively, as compared to $0.5 million and $1.2 million for the three and six months ended June 30, 2018. The future amount of corporate-level general and administrative expenses will depend largely on corporate activities, professional fees associated with those activities and staffing needs based on the evolving business strategy. For HCS, the amount of these expenses will depend on business growth.

Goodwill Impairment Charge

Management completed its annual goodwill impairment assessment as of April 30, 2019.  Increased cost of services and administrative expenses at HCS have resulted in declining cash flow for the business.  Based on the likelihood of these expenses remaining higher than initially forecast, management determined that the carrying value of the HCS goodwill exceeded its fair value by $2.6 million. A goodwill impairment charge in this amount has been recorded for the quarter.

Interest Income – Mortgage Securities

All of our mortgage securities were sold in December 2018, and therefore the Company will have no future interest income or cash flow from these securities. For the three and six months ended June 30, 2018, interest income on our mortgage securities was approximately $0.5 million and $0.9 million, respectively.

Reorganization Items, Net

The Company incurred approximately $0.06 million and $1.8 million in legal & settlement expenses for the six months ended June 30, 2019 and 2018, respectively. These costs have decreased as a result of the completion of the Company's reorganization of NMLLC. See Note 2 to the condensed consolidated financial statements.

Interest Expense

Interest expense increased slightly period over period, with the Company incurring $2.7 million and $2.5 million during the six months ended June 30, 2019 and 2018, respectively. The increase is due to an increase in LIBOR, as the underlying obligations pay interest at a variable rate based on 3-month LIBOR. See "Liquidity and Capital Resources" below and Note 11 to the condensed consolidated financial statements for the Amendment to the 2017 Notes, which significantly reduces the interest rate due under the senior notes agreement from January 2019 through the end of 2028 and allows the Company to apply the surplus interest paid on April 1, 2019 and July 1, 2019 against future quarterly interest payments.  This Amendment was executed subsequent to the period ended June 30, 2019.

Income Tax Expense

Because of the Company's significant net operating losses and full valuation allowance, the income tax expense was not material for any period presented and is not expected to be material for the foreseeable future.

Liquidity and Capital Resources

Liquidity and Going Concern – During the six months ended June 30, 2019, the Company incurred a net loss of $6.3 million and generated negative operating cash flow of $3.0 million. As of June 30, 2019, the Company had an overall shareholders deficit of $69.1 million, and an aggregate of $4.3 million in cash and total liabilities of $92.4 million. Of the $4.3 million in cash, $0.9 million is held by the Company's subsidiary NMLLC, which has filed a Chapter 11 plan of reorganization that was confirmed by the court on April 11, 2018. This cash is available only to pay general creditors of NMLLC.

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

While HCS has demonstrated that it can provide positive cash flow sufficient to support HCS operations, management continues to work toward expanding HCS’s customer base by increasing revenue from existing customers and targeting new customers that have not previously been served by HCS.

The Company had significant on-going obligations to pay interest under its senior notes agreement at LIBOR plus 3.5% per annum, payable quarterly in arrears until maturity on March 30, 2033.  The last interest payment on long-term debt made on July 1, 2019 was $1.3 million. See Note 11 to the condensed consolidated financial statements regarding the Amendment to the Note Purchase Agreement, which significantly reduces the interest rate due under the senior notes agreement from January 2019 through the end of 2028 and allows the Company to apply the surplus interest paid on April 1, 2019 and July 1, 2019 against future quarterly interest payments.

While our historical operating results and poor cash flow suggest substantial doubt exists related to the Company's ability to continue as a going concern, with the amendment to the senior notes agreement, the Company's cash position is forecasted to be sufficient to cover current and on-going obligations. As a result, management has concluded that the factors discussed above have alleviated the substantial doubt about the Company's ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued.

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, we cannot provide assurance that revenue and cash generated from HCS will be sufficient to sustain our operations in the long term.

Overview of Cash Flow for the six months ended June 30, 2019

The following table provides a summary of our operating, investing and financing cash flows as taken from our condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 (in thousands).

	Six Months Ended June 30,
	2019	2018
Cash flows used in operating activities	$(2,997)	$(2,051)
Cash flows provided by (used in) investing activities	(17)	2,931
Cash flows used in financing activities	(1,979)	(1,198)

Operating Activities – The increase in net cash flows used in operating activities to approximately $3.0 million during the six months ended June 30, 2019 from cash used of $2.1 million during the six months ended June 30, 2018 was driven primarily by the Company's increase in net loss and a decrease in both the Company's accounts payable and accrued expenses and accrued compensation and benefits payable balances.

Investing Activities – The decrease in the net cash flows provided by (used in) investing activities is due to the sale of the Company's marketable securities in 2018, compared to no sales of securities in 2019.

Financing Activities – The increase in cash used in financing activities is due to the payoff of HCS’s line of credit in 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures were not effective as of June 30, 2019, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

FORM 10-Q

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to various legal proceedings. Except as set forth below, these proceedings are of an ordinary and routine nature.

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case included NovaStar Mortgage Funding Corporation (“NMFC”) and NovaStar Mortgage, Inc. ("NMI"), wholly-owned subsidiaries of the Company, and NMFC's individual directors, several securitization trusts sponsored by the Company (“affiliated defendants”) and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. Plaintiff seeks monetary damages, alleging that the defendants violated Sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss plaintiff's claims, which the court granted on March 31, 2011, with leave to amend. Plaintiff filed a second amended complaint on May 16, 2011, and the Company again filed a motion to dismiss. On March 29, 2012, the court dismissed plaintiff's second amended complaint with prejudice and without leave to replead. Plaintiff filed an appeal. On March 1, 2013, the United States Court of Appeals for the Second Circuit (the "Appellate Court") reversed the judgment of the lower court, which had dismissed the case. Also, the Appellate Court vacated the judgment of the lower court which had held that plaintiff lacked standing, even as a class representative, to sue on behalf of investors in securities in which plaintiff had not invested, and the appellate court remanded the case back to the lower court for further proceedings. On April 23, 2013 plaintiff filed its memorandum with the lower court seeking a reconsideration of the earlier dismissal of plaintiff's claims as to five offerings in which plaintiff was not invested, and on February 5, 2015 the lower court granted plaintiff's motion for reconsideration and vacated its earlier dismissal. On March 8, 2017, the affiliated defendants and all other parties executed an agreement to settle the action, with the contribution of the affiliated defendants to the settlement fund being paid by their insurance carriers. The court certified a settlement class and granted preliminary approval to the settlement on May 10, 2017. One member of the settlement class objected to the settlement and sought a stay of the final settlement approval hearing on the ground that it did not receive notice of the settlement and had no opportunity to timely opt out of the class.  After the court rejected the motion for a stay, the objector filed an appeal and requested a stay of the district court proceedings pending disposition of the appeal. The court of appeals denied the temporary stay of the district court proceedings and on October 19, 2018 dismissed the appeal as moot.  Following the court of appeals’ denial of the objector’s petition for rehearing, the district court on March 7, 2019 held a fairness hearing.  On March 8, 2019, the district court issued a memorandum and order approving the settlement as fair, reasonable and adequate, and dismissing the action with prejudice.  Following entry of judgment, the objector filed a notice of appeal on March 26, 2019 and their opening brief was filed on June 28, 2019.  Assuming the settlement approval becomes final, which is expected, the Company will incur no loss.  The Company believes that the Affiliated Defendants have meritorious defenses to the case and, if the settlement approval does not become final, expects them to defend the case vigorously.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Document

10.1	First Amendment to Senior Secured Note Purchase Agreement
31.1	Principal Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from Novation Companies, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Shareholders' Deficit for the six months ended June 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVATION COMPANIES, INC.

DATE:	August 12, 2019	/s/ David W. Pointer
David W. Pointer, Chief Executive Officer
(Principal Executive Officer)

DATE:	August 12, 2019	/s/ Carolyn K. Campbell
Carolyn K. Campbell, Chief Financial Officer
(Principal Financial Officer)