Form 10-Q
period 2019-09-30
NOVATION COMPANIES, INC.
filed 2019-11-13
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of the Registrant's Common Stock outstanding on November 12, 2019 was 112,403,893.

NOVATION COMPANIES, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

NOVATION COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2019 (unaudited)	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$2,053	$9,249
Accounts and unbilled receivables	6,689	6,122
Prepaid expenses	474	350
Other	70	131
Total current assets	9,286	15,852
Non-current assets:
Goodwill	3,905	8,205
Intangible assets, net	6,082	6,978
Operating lease right-of-use asset	272	—
Other	66	95
Total non-current assets	10,325	15,278
Total assets	$19,611	$31,130

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable and current maturities of debt	$466	$670
Accrued compensation and benefits payable	3,165	2,731
Borrowings under revolving line of credit	—	1,948
Operating lease liability	152	—
Accrued interest payable	—	1,295
Accrued claim settlements	246	459
Other	17	35
Total current liabilities	4,046	7,138

Non-current liabilities:
Long-term debt, net of debt premium	86,016	85,969
Accrued claim settlements	369	553
Operating lease liability	131	—
Other	—	426
Total non-current liabilities	86,516	86,948
Total liabilities	90,562	94,086

Shareholders' deficit:
Common stock, $.01 par value per share, 780,000,000 shares authorized:
110,303,893 and 99,137,893 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1,103	991
Additional paid-in capital	746,121	745,104
Accumulated deficit	(818,175)	(809,050)
Accumulated other comprehensive loss	—	(1)
Total shareholders' deficit	(70,951)	(62,956)
Total liabilities and shareholders' deficit	$19,611	$31,130

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited; in thousands, except share and per share amounts)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Service fee income	$47,822	$40,645	$15,671	$14,155
Cost and expenses:
Cost of services	42,487	35,672	13,872	12,180
General and administrative expenses	6,390	6,100	1,927	2,023
Goodwill impairment charge	4,300	—	1,700	—
Operating loss	(5,355)	(1,127)	(1,828)	(48)

Interest income - mortgage securities	—	1,033	—	117
Other income	27	4,511	22	1,572
Interest expense	(3,707)	(3,914)	(1,001)	(1,366)
Reorganization items, net	(63)	(1,831)	—	(81)

Income (loss) before income taxes	(9,098)	(1,328)	(2,807)	194
Income tax expense (benefit)	8	(293)	4	(360)
Net income (loss)	(9,106)	(1,035)	(2,811)	554

Other comprehensive loss:
Reclassification (gain) loss on marketable securities included in net income	1	(4,531)	—	(1,600)
Unrealized loss on marketable securities	—	(1,822)	—	(21)
Total other comprehensive income (loss)	1	(6,353)	—	(1,621)
Total comprehensive loss	$(9,105)	$(7,388)	$(2,811)	$(1,067)

Earnings (loss) per share:
Basic	$(0.09)	$(0.01)	$(0.03)	$0.01
Diluted	$(0.09)	$(0.01)	$(0.03)	$0.01
Weighted average common shares outstanding:
Basic	97,207,238	93,690,389	103,785,157	94,229,244
Diluted	97,207,238	93,690,389	103,785,157	94,229,244

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited; in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Deficit
Balance, December 31, 2018	$991	$745,104	$(809,050)	$(1)	$(62,956)
Issuances and cancellations of nonvested stock	22	(22)	—	—	—
Common stock granted in debt restructure	90	(90)	—	—	—
Common stock and common stock warrants granted in debt restructure	—	916	—	—	916
Compensation recognized under stock compensation plans	—	213	—	—	213
Net loss	—	—	(9,106)	—	(9,106)
Adjustment to retained earnings for adoption of accounting standard	—	—	(19)	—	(19)
Other comprehensive income	—	—	—	1	1
Balance, September 30, 2019	$1,103	$746,121	$(818,175)	—	$(70,951)

Balance, June 30, 2019	$1,013	$745,235	$(815,364)	$—	$(69,116)
Issuances and cancellations of nonvested stock	—	—	—	—	—
Common stock granted in debt restructure	90	(90)	—	—	—
Common stock and common stock warrants granted in debt restructure	—	916	—	—	916
Compensation recognized under stock compensation plans	—	60	—	—	60
Net loss	—	—	(2,811)	—	(2,811)
Other comprehensive income	—	—	—	—	—
Balance, September 30, 2019	$1,103	$746,121	$(818,175)	$—	$(70,951)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Deficit
Balance, December 31, 2017	$971	$744,937	$(815,184)	$11,394	$(57,882)
Issuances of nonvested stock	22	(22)	—	—	—
Compensation recognized under stock compensation plans	—	144	—	—	144
Net loss	—	—	(1,035)	—	(1,035)
Other comprehensive loss	—	—	—	(6,353)	(6,353)
Balance, September 30, 2018	$993	$745,059	$(816,219)	$5,041	$(65,126)

Balance, June 30, 2018	$960	$745,051	$(816,773)	$6,662	$(64,100)
Issuances of nonvested stock	33	(33)	—	—	—
Compensation recognized under stock compensation plans	—	41	—	—	41
Net income	—	—	554	—	554
Other comprehensive loss	—	—	—	(1,621)	(1,621)
Balance, September 30, 2018	$993	$745,059	$(816,219)	$5,041	$(65,126)

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(9,106)	$(1,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of marketable securities, net	—	(70)
Amortization of intangible assets	896	896
Amortization of debt discount	454	—
Realized gain on marketable securities	—	(4,531)
Depreciation expense	21	328
Loss on disposal of fixed assets	9	—
Settlement claims	—	1,487
Lease expense	(8)	—
Goodwill impairment	4,300	—
Compensation recognized under stock compensation plans	213	144
Changes in operating assets and liabilities
Accounts and unbilled receivables	(567)	2,017
Accounts payable and accrued expenses	(204)	(2,071)
Accrued compensation and benefits payable	434	(1,030)
Accrued interest payable	(754)	218
Accrued claim settlements	(397)	—
Other current assets and liabilities, net	(81)	191
Other noncurrent assets and liabilities, net	(426)	189
Net cash used in operating activities	(5,216)	(3,267)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	—	4,531
Purchase of property and equipment	(27)	—
Proceeds from sale of property and equipment	26	—
Net cash provided by (used in) investing activities	(1)	4,531

Cash flows from financing activities:
Borrowings under revolving line of credit	8,685	40,939
Repayments of borrowings under revolving line of credit	(10,633)	(42,664)
Paydowns of long-term debt	(31)	(79)
Net cash used in financing activities	(1,979)	(1,804)

Net decrease in cash and cash equivalents	(7,196)	(540)
Cash and cash equivalents, beginning of period	9,249	2,740
Cash and cash equivalents, end of period	$2,053	$2,200

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,023	$3,697
Cash paid for reorganization items	$—	$1,171

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in restructure of debt (Note 7)	$311	$—
Issuance of common stock warrants in restructure of debt (Note 7)	$605	$—

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the period ended September 30, 2019 (unaudited)

Note 1. Condensed Consolidated Financial Statement Presentation

Description of Operations – Novation Companies, Inc. and its subsidiaries (the “Company,” “Novation,” “we,” or “us”), through Healthcare Staffing, Inc. ("HCS"), our wholly-owned subsidiary, provides outsourced health care staffing and related services in the State of Georgia. Our common stock, par value $0.01 per share, is traded on the OTC Pink marketplace of the OTC Markets Group, Inc. under the symbol “NOVC”.

Liquidity and Going Concern – During the nine months ended September 30, 2019, the Company incurred a net loss of $9.1 million and generated negative operating cash flow of $5.2 million. As of September 30, 2019, the Company had an overall shareholders deficit of $71.0 million, an aggregate of $2.1 million in cash and cash equivalents and total liabilities of $90.6 million. Of the $2.1 million in cash, $0.8 million is held by the Company's subsidiary NovaStar Mortgage LLC ("NMLLC"). This cash is available only to pay general creditors and expenses of NMLLC.

From January 2019 through August 2019, the Company had a significant on-going obligation to pay interest under its senior note agreements at LIBOR plus 3.5% per annum, payable quarterly in arrears until maturity on March 30, 2033. As disclosed in Note 7 to the condensed consolidated financial statements, the Company was successful in amending the senior note agreements to lower the interest rate and receive future credit for cash interest payments made in 2019 in exchange for the issuance of common stock and warrants. Based on the terms of the amendment, the Company is not required to make cash interest payments on the senior notes from August 2019 through March 2022. There is no cash interest payment due within one year from the date of the condensed consolidated financial statements.

Based on the amendment to the senior note agreement and historical HCS operations, HCS has demonstrated that it can provide positive cash flow sufficient to support Company operations.  However, in September of 2019, a significant customer notified us of their intent to seek proposals from various service providers. Subsequent to the end of the third quarter, we were notified by the customer of their intent to terminate their contract services with HCS. As a result, we determined the initial notification and the subsequent confirmation of the loss of the customer represented a triggering event for analysis of impairment of our intangible asset and goodwill balances as of September 30, 2019. It was determined that the carrying value of the HCS goodwill exceeded the fair value by $1.7 million and recorded this adjustment for the period. Management assessed the other indefinite and definite lived intangible assets and determined no impairment was necessary. HCS management continues to work toward expanding HCS’s customer base by increasing revenue from existing customers and targeting new customers that have not previously been served by HCS.

While our historical operating results and poor cash flow suggest substantial doubt exists related to the Company's ability to continue as a going concern, with the amendment to the senior notes agreement, the Company's cash position is forecasted to be sufficient to cover current obligations. As a result, management has concluded that the factors discussed above have alleviated the substantial doubt about the Company's ability to continue as a going concern for at least one year after the date that these condensed consolidated financial statements are issued.

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

Recent Accounting Pronouncements Adopted in 2019 - In February 2016, the Financial Accounting Standards Board (FASB) established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and expense recognition in the income statement.  The Company adopted ASU No. 2016-02 using the modified retrospective method. See Note 6 to the condensed consolidated financial statements for further details.

Note 2. Reorganization

On July 20, 2016, (the "Bankruptcy Petition Date"), Novation and three of its subsidiaries, NMLLC, NovaStar Mortgage Funding Corporation and 2114 Central LLC (collectively, the “Debtors”), filed voluntary petitions (the "Bankruptcy Petitions") for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland (the "Bankruptcy Court"). The Company and one of its subsidiaries subsequently filed with the Bankruptcy Court, and amended, a plan of reorganization for the resolution of the outstanding claims against and interests pursuant to Section 1121(a) of the Bankruptcy Code (as amended as supplemented, the “Plan”) and a related disclosure statement. The Bankruptcy Court entered an order on June 12, 2017, confirming the Plan (the “Confirmation Order”) solely with respect to the Company, which provided that the effective date of the Plan will occur when all conditions precedent to effectiveness, as set forth in the Plan, have been satisfied or waived. Two of the conditions to the effectiveness of the Plan were (i) the closing of the Company’s acquisition (the “HCS Acquisition”) of all of the capital stock of HCS and (ii) the restructuring of the Company’s then outstanding senior notes. The HCS Acquisition and the note restructuring were completed on July 27, 2017 and the Company filed a Notice of Occurrence of Effective Date of the Plan with the Bankruptcy Court. Under the Plan, holders of existing equity interests in the Company (i.e., the common stock) retained their interests. On September 25, 2017, the bankruptcy case of 2114 Central, LLC was dismissed by order of the Bankruptcy Court. Thereafter, on December 22, 2017, NMLLC filed with the Bankruptcy Court a Chapter 11 plan of reorganization, and on December 26, 2017 filed a related disclosure statement. The Bankruptcy Court entered an order on February 16, 2018 approving the disclosure statement, as revised. On April 11, 2018, the Bankruptcy Court confirmed NMLLC’s plan of reorganization. This plan allows NMLLC to exit bankruptcy but prohibits the use of NMLLC assets for anything other than for the payment of NMLLC obligations. On April 19, 2019, the Bankruptcy Court approved the Motion for Final Decrees for Novation and NMLLC.  On July 16, 2019, the bankruptcy case of NovaStar Mortgage Funding Corporation was dismissed by order of the Bankruptcy Court.

Reorganization expenses for the nine months ended September 30, 2019 and September 30, 2018 were $0.1 million and $1.8 million, respectively.

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

	Nine Months Ended September 30, 2019		Three Months Ended September 30, 2019		Nine Months Ended September 30, 2018		Three Months Ended September 30, 2018
Type of Customer
CSB	$46,303	96.8%	$15,270	97.4%	$39,210	96.5%	$13,673	96.6%
Other	1,519	3.2%	401	2.6%	1,435	3.5%	482	3.4%
Total	$47,822	100.0%	$15,671	100.0%	$40,645	100.0%	$14,155	100.0%

Accounts and unbilled receivables are summarized as follows, in thousands:

	September 30, 2019 (unaudited)	December 31, 2018
Accounts receivable	$4,074	$3,952
Unbilled receivables (Contract Assets)	2,615	2,170
Total	$6,689	$6,122

As of September 30, 2019 and December 31, 2018, management has determined no allowance for doubtful accounts is necessary. For the nine months ended September 30, 2019, 52% of service fee income was generated from three customers. For the nine months ended September 30, 2018, 35% of service fee income was generated from two customers. As of September 30, 2019 and September 30, 2018, 56% and 57% of accounts receivables and unbilled receivables were due from four customers, respectively. At September 30, 2019 and September 30, 2018, 97% and 95% of accounts receivables and unbilled receivables were due from 14 and 15 Community Service Board customers, respectively.

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

See Note 10 to the condensed consolidated financial statements for details on the Company's fair value methodology.

Note 5. Goodwill and Intangible Assets

	September 30, 2019 (unaudited)			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived assets (in thousands)
Goodwill	$3,905	$-	$3,905	$8,205	$-	$8,205
Tradenames	1,147	-	1,147	1,147	-	1,147
	$5,052	$-	$5,052	$9,352	$-	$9,352

Finite-lived assets (in thousands)
Customer relationships	$6,895	$2,134	$4,761	$6,895	$1,395	$5,500
Non-compete agreement	627	453	174	627	296	331
	$7,522	$2,587	$4,935	$7,522	$1,691	$5,831

Amortization expense (unaudited, in thousands)
Nine Months Ended September 30, 2019	$896
Estimated future amortization expense (unaudited, in thousands)
2019	$298
2020	1,107
2021	985
2022	985
Thereafter	1,560
Total estimated amortization expense	$4,935

September 30, 2019 (unaudited)
Goodwill activity (in thousands):
Beginning balance	$8,205
Impairment charge	(4,300)
Ending balance	$3,905

See Note 1 to the condensed consolidated financial statements for more information on the goodwill impairment assessments performed in 2019.

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

Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to three years or more. The exercise of lease renewal options is at our discretion. Our lease agreements do not contain any variable lease payments, residual value guarantees or restrictive covenants. The components of lease expense for the three and nine months ended September 30, 2019 were immaterial.

As our leases do not provide an implicit interest rate, we use our incremental current borrowing rate in determining the present value of lease payments.

Maturities of lease liabilities were as follows (in thousands):

September 30, 2019 (unaudited)
Remaining 2019	$45
2020	150
2021	89
Thereafter	20
Total	$304
Less interest	21
Present value of lease liabilities	$283

Other information related to the Company's operating leases was as follows (in thousands):

September 30, 2019 (unaudited)
Supplemental Cash Flow Information
Operating cash flows from leases	$(8)
Lease Term and Discount Rate
Weighted average remaining lease term (years)	1.99
Weighted average discount rate	6.75%

Note 7. Borrowings

Revolving Credit Agreement — As of December 31, 2018, HCS had $1.9 million outstanding under a Revolving Credit and Security Agreement (the “White Oak Credit Agreement”) between HCS and White Oak Global Advisors, LLC ("White Oak'), which provided HCS with a line of credit of up to $5,000,000. The White Oak Credit Agreement was originally with Federal National Payables, Inc. (d/b/a Federal National Commercial Credit) (“FNCC”), which White Oak acquired in February 2018. Availability under the White Oak Credit Agreement was based on a formula tied to HCS’s eligible accounts receivable. Borrowings bore interest at the prime rate plus 1.25%. The initial term of the White Oak Credit Agreement expired on November 17, 2018 but was renewed automatically for a consecutive one-year term per the provisions of the White Oak Credit Agreement. The obligations of HCS under the White Oak Credit Agreement were secured by HCS’s inventory and accounts receivable. The White Oak Credit Agreement provided for customary origination and collateral monitoring fees payable to White Oak during its term, customary representations, warranties and affirmative and negative covenants, including but not limited to financial covenants and contained customary events of default, including but not limited to payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, White Oak was able to, among other remedies, have accelerated payment of all obligations under the White Oak Credit Agreement. In connection with the White Oak Credit Agreement, the Company executed a guaranty in favor of White Oak guaranteeing all of HCS’s obligations under the White Oak Credit Agreement. HCS terminated the White Oak Credit Agreement in February 2019 and the Company fully repaid the outstanding obligations at that time.

Note Refinancing and 2017 Notes — On August 9, 2019, the Company and the Noteholders executed a First Amendment to Senior Secured Note Purchase Agreement (the “Amendment”) amending the terms of the Note Purchase Agreement and the 2017 Notes to, among other things, significantly reduce the interest rate applicable from January 2019 through the end of 2028 and allow the Company to apply certain surplus interest payments against future quarterly interest payments.  As of September 30, 2019, the Company had $85.9 million in aggregate borrowings outstanding under three senior secured promissory notes (the “2017 Notes”). The unpaid principal amounts of the 2017 Notes bear interest at the following rates until the maturity date on March 30, 2033, with interest payable quarterly in arrears – 1% per annum from April 1, 2019 through December 31, 2023, 2% per annum from January 1, 2024 through December 31, 2028 and 10% per annum from January 1, 2029 through the maturity date. Commencing with the delivery to the Noteholders of the financial statements for the fiscal year ending December 31, 2019, the Company is required to remit 50% of excess cash flow each year to the Noteholders to be applied as a principal reduction to the outstanding balance of the debt. The 2017 Notes generally rank senior in right of payment to any existing or future subordinated indebtedness of the Credit Parties, as defined below. The Company may at any time upon 30 days’ notice to the Noteholders redeem all or part of the 2017 Notes at a redemption price equal to 101% of the principal amount redeemed plus any accrued and unpaid interest thereon. The 2017 Notes were entered into on July 27, 2017 as a result of a refinancing of the Company’s then outstanding senior notes with the same aggregate principal amount through the execution of the Senior Secured Note Purchase Agreement, dated as of the same date (as amended, the “Note Purchase Agreement”), with NHI and HCS as guarantors (together with the Company, collectively, the “Credit Parties”).

On April 1, 2019 and on July 1, 2019, the Company made payments under the 2017 Notes totaling $2.7 million.  The actual aggregate amounts due for those dates totaled $0.4 million.  Under the terms of the Amendment, the Company is permitted to apply the payment surplus of $2.2 million against future quarterly interest payments.  Therefore, the Company will not have another quarterly interest payment due until April 1, 2022.

The Note Purchase Agreement contains customary affirmative and negative covenants, including but not limited to certain financial covenants.  Under the terms of the Amendment, the financial covenants have been waived until the quarter ending December 31, 2021. The Note Purchase Agreement also contains customary events of default, including but not limited to payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events. In the case of an event of default, the Noteholders may, among other remedies, accelerate the payment of all obligations under the Note Purchase Agreement and the 2017 Notes. The Credit Parties entered into a Pledge and Security Agreement, dated as of the same date, pursuant to which each of the Credit Parties granted a first priority lien generally covering all of its assets, other than accounts receivable and inventory, for the benefit of the Noteholders, to secure the obligations under the Note Purchase Agreement and the 2017 Notes.

Under the terms of the Amendment, the Company issued to the Noteholders 9,000,000 shares of common stock of the Company and ten-year warrants allowing the Noteholders to purchase up to 22,250,000 shares of the Company’s common stock at an exercise price of $0.01 per share. These warrants can be exercised at any time prior to expiration. See the Company’s discussion in Note 8 to the condensed consolidated financial statements for additional information regarding the Amendment.

Note 8. Troubled Debt Restructuring

The Company evaluated whether the terms of the Amendment, as discussed in Note 7 to the condensed consolidated financial statements, qualified as a troubled debt restructuring under applicable accounting standards. The Company determined that this transaction did qualify. Under the terms of the Amendment, there were no transfers of other assets and there was no gain or loss recorded on this transaction.

The outstanding principal balance on the 2017 Notes as of September 30, 2019 and December 31, 2018 was $86.0 and $85.9, respectively.  At the time of the troubled debt restructuring, the carrying value of the debt was decreased by the fair value of the common stock and warrants issued by the Company under the terms of the Amendment of $0.3 and $0.6 million, respectively, less the total accrued interest from July 1, 2019 through August 8, 2019 of $0.5 million at the original variable rate equal to LIBOR plus 3.5% per annum. Future interest expense is computed using the effective interest method.

The carrying value of long-term debt is as follows (in thousands):

	September 30, 2019 (unaudited)	December 31, 2018
Principal balance, 2017 Notes	$85,938	$85,938
Unamortized debt premium, 2017 Notes	79	-
Other long-term debt	-	31
Total long-term debt	$86,016	$85,969

Note 9. Commitments and Contingencies

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

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case included NovaStar Mortgage Funding Corporation (“NMFC”) and NovaStar Mortgage, Inc. ("NMI"), wholly-owned subsidiaries of the Company, and NMFC's individual directors, several securitization trusts sponsored by the Company (“affiliated defendants”) and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, plaintiff filed an amended complaint. Plaintiff seeks monetary damages, alleging that the defendants violated Sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff's claims, which the court granted on March 31, 2011, with leave to amend. Plaintiff filed a second amended complaint on May 16, 2011, and the Company again filed a motion to dismiss. On March 29, 2012, the court dismissed plaintiff's second amended complaint with prejudice and without leave to replead. Plaintiff filed an appeal in the United States Court of Appeals for the Second Circuit (the "Appellate Court"). On March 1, 2013, the Appellate Court reversed the judgment of the lower court, which had dismissed the case. Also, the Appellate Court vacated the judgment of the lower court which had held that plaintiff lacked standing, even as a class representative, to sue on behalf of investors in securities in which plaintiff had not invested, and the appellate court remanded the case back to the lower court for further proceedings. On April 23, 2013 plaintiff filed its memorandum with the lower court seeking a reconsideration of the earlier dismissal of plaintiff's claims as to five offerings in which plaintiff was not invested, and on February 5, 2015, the lower court granted plaintiff's motion for reconsideration and vacated its earlier dismissal. On March 8, 2017, the affiliated defendants and all other parties executed an agreement to settle the action, with the contribution of the affiliated defendants to the settlement fund being paid by their insurance carriers. The court certified a settlement class and granted preliminary approval to the settlement on May 10, 2017.  One member of the settlement class objected to the settlement and sought a stay of the final settlement approval hearing on the ground that it did not receive notice of the settlement and had no opportunity to timely opt out of the class.  After the court rejected the motion for a stay, the objector filed an appeal and requested a stay of the district court proceedings pending disposition of the appeal. The court of appeals denied the temporary stay of the district court proceedings and on October 19, 2018 dismissed the appeal as moot.  Following the court of appeals’ denial of the objector’s petition for rehearing, the district court on March 7, 2019 held a fairness hearing.  On March 8, 2019, the district court issued a memorandum and order approving the settlement as fair, reasonable and adequate, and dismissing the action with prejudice.  Following entry of judgment, the objector filed a notice of appeal on March 26, 2019 and their opening brief was filed on June 28, 2019.  The defendants answered on September 27, 2019, and the objector replied on October 18, 2019. Assuming the settlement approval becomes final, which is expected, the Company will incur no loss.  The Company believes that the affiliated defendants have meritorious defenses to the case and, if the settlement approval does not become final, expects them to defend the case vigorously.

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

The parties have reached a settlement of this matter.  On October 25, 2018, the bankruptcy court overseeing the Company's bankruptcy case entered an order approving the settlement, and on November 19, 2018, the New York State Court "so ordered" a Stipulation of Voluntary Discontinuance terminating the case.  Pursuant to the terms of the settlement agreement, the required upfront payment of $0.3 million was made on March 1, 2019.  The settlement also requires equal quarterly installments over a three-year period, which total an additional $0.3 million.  Based on the probability of all contingencies associated with the settlement being satisfied, the Company recorded an expense in the second quarter of 2018 in the Reorganization Items, net expense line item of the income statement and the short and long-term liability totals in the applicable Accrued Settlement Claims lines per the balance sheet.

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

The parties have reached a settlement in this matter, which was approved by the court on November 29, 2018.  This settlement includes an upfront payment of $0.5 million, which was paid on December 21, 2018.  In addition, the settlement provides for equal quarterly installments over a three-year period, which total an additional $0.4 million.  Based on the probability of this settlement receiving court approval, the Company recorded an expense during the second quarter of 2018 in the Reorganization Items, net expense line item of the income statement and the short and long-term liability totals in the applicable Accrued Settlement Claims lines per the balance sheet.

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

The estimated fair values of the Company's financial instruments are (in thousands):

	September 30, 2019 (unaudited)		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Equity securities (Level 1)	$-	$-	$1	$1
Financial liabilities:
Senior notes (Level 3)	$86,016	$21,105	$85,938	$24,659

The equity securities are valued based on quoted market prices and are included in other current assets on the condensed consolidated balance sheets. All equity securities held by the Company were sold during the third quarter of 2019.  The senior notes in the table above are not measured at fair value in the condensed consolidated balance sheets but are required to be disclosed at fair value.  The fair value of the senior notes has been estimated using Level 3 methodologies, based on significant unobservable inputs that are supported by little or no market activity, such as discounted cash flow calculations based on internal cash flow forecasts. No assets or liabilities have been transferred between levels during any period presented.

Senior Notes — The fair value is estimated by discounting future projected cash flows using a discount rate commensurate with the risks involved. The interest rate used in calculating the fair value on the senior notes is three-month LIBOR plus 3.5% per annum until maturity in March 2033. The three-month LIBOR used in the analysis was projected using a forward interest rate curve.

Goodwill — See Note 1 to the condensed consolidated financial statements for more information on the goodwill impairment assessments performed in 2019.

Financial assets reported at fair value (Level 3) on a nonrecurring basis include the following (in thousands):

	September 30, 2019 (unaudited)
	Fair Value (Level 3)	Gains and (Losses)
Goodwill	$3,905	$(4,300)

Note 11. Income Taxes

Prior to 2018, the Company concluded that it was no longer more likely than not that it would realize a portion of its deferred tax assets. Therefore, as of September 30, 2019 and December 31, 2018, the Company maintained a full valuation allowance against its net deferred tax assets of $165.9 million and $164.0 million, respectively. The Company's determination of the realizable deferred tax assets requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods. Because of the full valuation allowance, the Company's effective tax rate is expected to be near 0% and therefore the income tax expense is not material for any period presented.

As of September 30, 2019, the Company had a federal NOL of approximately $726.8 million, including $250.3 million in losses on mortgage securities that have not been recognized for income tax purposes. The federal NOL may be carried forward to offset future taxable income, subject to applicable provisions of the Internal Revenue Code (the "Code"). If not used, these NOLs will expire in years 2025 through 2037. Due to tax reform enacted in 2017, NOLs created after 2017 carry forward indefinitely. The 2018 tax return has been files as of the date of this report. The estimated federal NOL that does not expire included in the total above is $19.4 million. States may vary in their treatment of post 2017 NOLs. The Company has state NOL carryforwards arising from both combined and separate filings from as early as 2004. The state NOL carryforwards may expire as early as 2024 and as late as 2037.

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

Corporate Overview

Novation Companies, Inc. and its subsidiaries (the "Company," "Novation," "we," "us," or "our") through our wholly-owned subsidiary Healthcare Staffing, Inc. ("HCS"), provides outsourced health care staffing and related services in the State of Georgia. We also previously owned a portfolio of mortgage securities which generated earnings to support on-going financial obligations through the end of 2018.  The mortgage securities were sold during 2018 for a total of $13 million. Our common stock, par value $0.01 per share, is traded on the OTC Pink marketplace of the OTC Markets Group, Inc. under the symbol “NOVC”.

Since April of 2019, David W. Pointer has served as the Chief Executive Officer of both Novation and HCS.

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

On September 25, 2017, the bankruptcy case of 2114 Central, LLC was dismissed by order of the Bankruptcy Court. Thereafter, on December 22, 2017, NMLLC filed with the Bankruptcy Court a Chapter 11 plan of reorganization, and on December 26, 2017 filed a related disclosure statement. The Bankruptcy Court entered an order on February 16, 2018 approving the disclosure statement, as revised. On April 11, 2018 the Bankruptcy Court confirmed NMLLC’s plan of reorganization. This plan allows NMLLC to exit bankruptcy but prohibits the use of NMLLC assets for anything other than for the payment of NMLLC obligations. On April 19, 2019, the Bankruptcy Court approved the Motion for Final Decrees for Novation and NMLLC. On July 16, 2019, the bankruptcy case of NovaStar Mortgage Funding Corporation was dismissed by order of the Bankruptcy Court.

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

	September 30, 2019 (unaudited)	December 31, 2018
Cash and cash equivalents	$2,053	$9,249

	Nine Months Ended September 30, (unaudited)		Three Months Ended September 30, (unaudited)
	2019	2018	2019	2018
Service fee income	$47,822	$40,645	$15,671	$14,155
Net income (loss) available to common shareholders, per basic share	$(0.09)	$(0.01)	$(0.03)	$0.01

Critical Accounting Policies

In our 2018 Form 10-K, we disclose critical accounting policies that require management to use significant judgment or that require significant estimates. Management regularly reviews the selection and application of our critical accounting policies. See Note 1 to the condensed consolidated financial statements for a discussion of significant accounting policies.

Results of Operations for the Three and Nine Month Period Ended September 30, 2019 as Compared to September 30, 2018

Service Fee Income and Cost of Services

HCS delivers outsourced full-time and part-time employees primarily to Community Service Boards (“CSBs”), quasi state organizations that provide behavioral health services at facilities across Georgia including mental health services, developmental disabilities programs and substance abuse treatments. The State of Georgia has a total of 25 CSBs. Each CSB has a number of facilities, including crisis centers, outpatient centers and 24-hour group homes that require a broad range of employees, such as registered nurses, social workers, house parents and supervisors. The CSB market in Georgia is large and growing steadily, as the demand for the services provided by the CSBs continues to grow. In addition to providing outsourced employees to CSBs, HCS also provides healthcare outsourcing and staffing services to hospitals, schools and a variety of privately-owned businesses. The services and positions provided to non CSB clients are similar to the ones provided to CSB clients. The service fee income and costs of services in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2019 are from the operations of HCS.

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

HCS revenue for the three and nine months ended September 30, 2019 was $15.7 and $47.8, respectively. This increase in revenue compared to the three and nine months ended September 30, 2018 of $14.2 and $40.6, respectively, is due to the addition of two new CSB clients, one which started late in the third quarter of 2018 and another which started at the beginning of 2019. HCS cost of goods sold for the three and nine months ended September 30, 2019 was $13.9 and $42.5, respectively. This increase in cost of goods sold compared to the three and nine months ended September 30, 2018 of $12.2 and $35.7, respectively, is also due to the addition of the two new CSB clients in the third quarter of 2018 and the beginning of 2019. However, HCS received notice subsequent to the third quarter of 2019 that a significant customer was terminating its contract with HCS.

General and Administrative

General and administrative expenses consist of salaries, office costs, legal and professional expenses and other customary costs of corporate administration. For the three and nine months ended September 30, 2019, $1.4 million and $4.7 million of the total general and administrative expenses were incurred by HCS, as compared to $1.4 million and $4.3 million for the three and nine months ended September 30, 2018. The increase during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 is mainly due to the addition of staff, resulting in higher payroll, payroll tax and benefits expenses. HCS also increased its recruiting expenses in 2019. Corporate-level general and administrative expenses for the three and nine months ended September 30, 2019 were $0.6 million and $1.7 million, respectively, as compared to $0.6 million and $1.8 million for the three and nine months ended September 30, 2018. The future amount of corporate-level general and administrative expenses will depend largely on corporate activities, professional fees associated with those activities and staffing needs based on the evolving business strategy. For HCS, the amount of these expenses will depend on business growth.

Goodwill Impairment Charge

See Note 1 to the condensed consolidated financial statements for more information on the goodwill impairment assessments performed in 2019.

Interest Income – Mortgage Securities

All of our mortgage securities were sold in December 2018, and therefore the Company will have no future interest income or cash flow from these securities. For the three and nine months ended September 30, 2018, interest income on our mortgage securities was approximately $0.1 million and $1.0 million, respectively.

Reorganization Items, Net

The Company incurred approximately $0.1 million and $1.8 million in legal & settlement expenses for the nine months ended September 30, 2019 and 2018, respectively. These costs have decreased as a result of the completion of the Company's reorganization. See Note 2 to the condensed consolidated financial statements.

Interest Expense

Interest expense decreased slightly period over period, with the Company incurring $3.7 million and $3.9 million during the nine months ended September 30, 2019 and 2018, respectively. See "Liquidity and Capital Resources" below and Note 7 to the condensed consolidated financial statements for a discussion of the Note Purchase Agreement and the 2017 Notes, which on August 9, 2019 were amended pursuant to the Amendment to, among other things, significantly reduce the interest rate applicable from January 2019 through the end of 2028 and allow the Company to apply certain surplus interest payments against future quarterly interest payments.

Income Tax Expense

Because of the Company's significant net operating losses and full valuation allowance, the income tax expense was not material for any period presented and is not expected to be material for the foreseeable future.

Liquidity and Capital Resources

Liquidity and Going Concern

See discussion of our liquidity and capital resources in Note 1 to the condensed consolidated financial statements.

Overview of Cash Flow for the nine months ended September 30, 2019

The following table provides a summary of our operating, investing and financing cash flows as taken from our condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 (in thousands).

	Nine Months Ended September 30,
	2019	2018
Cash flows used in operating activities	$(5,216)	$(3,267)
Cash flows provided by (used in) investing activities	(1)	4,531
Cash flows used in financing activities	(1,979)	(1,804)

Operating Activities – The increase in net cash flows used in operating activities to approximately $5.2 million during the nine months ended September 30, 2019 from cash used of $3.3 million during the nine months ended September 30, 2018 was driven primarily by the Company's increase in net loss, along with an increase in accounts receivable. Other contributors include a decrease in other assets and liabilities and accounts payable and accrued expenses.

Investing Activities – The decrease in the net cash flows provided by (used in) investing activities is due to the sale of the Company's marketable securities in 2018, compared to no sales of securities in 2019.

Financing Activities – The slight increase in cash used in financing activities is due to the payoff of HCS’s line of credit in 2019 and additional fees associated with the payoff.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures were not effective as of September 30, 2019, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case included NovaStar Mortgage Funding Corporation (“NMFC”) and NovaStar Mortgage, Inc. ("NMI"), wholly-owned subsidiaries of the Company, and NMFC's individual directors, several securitization trusts sponsored by the Company (“affiliated defendants”) and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. Plaintiff seeks monetary damages, alleging that the defendants violated Sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss plaintiff's claims, which the court granted on March 31, 2011, with leave to amend. Plaintiff filed a second amended complaint on May 16, 2011, and the Company again filed a motion to dismiss. On March 29, 2012, the court dismissed plaintiff's second amended complaint with prejudice and without leave to replead. Plaintiff filed an appeal. On March 1, 2013, the United States Court of Appeals for the Second Circuit (the "Appellate Court") reversed the judgment of the lower court, which had dismissed the case. Also, the Appellate Court vacated the judgment of the lower court which had held that plaintiff lacked standing, even as a class representative, to sue on behalf of investors in securities in which plaintiff had not invested, and the appellate court remanded the case back to the lower court for further proceedings. On April 23, 2013 plaintiff filed its memorandum with the lower court seeking a reconsideration of the earlier dismissal of plaintiff's claims as to five offerings in which plaintiff was not invested, and on February 5, 2015 the lower court granted plaintiff's motion for reconsideration and vacated its earlier dismissal. On March 8, 2017, the affiliated defendants and all other parties executed an agreement to settle the action, with the contribution of the affiliated defendants to the settlement fund being paid by their insurance carriers. The court certified a settlement class and granted preliminary approval to the settlement on May 10, 2017. One member of the settlement class objected to the settlement and sought a stay of the final settlement approval hearing on the ground that it did not receive notice of the settlement and had no opportunity to timely opt out of the class.  After the court rejected the motion for a stay, the objector filed an appeal and requested a stay of the district court proceedings pending disposition of the appeal. The court of appeals denied the temporary stay of the district court proceedings and on October 19, 2018 dismissed the appeal as moot.  Following the court of appeals’ denial of the objector’s petition for rehearing, the district court on March 7, 2019 held a fairness hearing.  On March 8, 2019, the district court issued a memorandum and order approving the settlement as fair, reasonable and adequate, and dismissing the action with prejudice.  Following entry of judgment, the objector filed a notice of appeal on March 26, 2019 and their opening brief was filed on June 28, 2019.  The defendants answered on September 27, 2019, and the objector replied on October 18, 2019.  Assuming the settlement approval becomes final, which is expected, the Company will incur no loss.  The Company believes that the Affiliated Defendants have meritorious defenses to the case and, if the settlement approval does not become final, expects them to defend the case vigorously.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Document

10.1	Employment Agreement, dated as of October 1, 2019, by and between Novation Companies, Inc. and David W. Pointer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 25, 2019).*
31.1	Principal Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from Novation Companies, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Shareholders' Deficit for the nine months ended September 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (v) Notes to Condensed Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVATION COMPANIES, INC.

DATE:	November 13, 2019	/s/ David W. Pointer
David W. Pointer, Chief Executive Officer
(Principal Executive Officer)

DATE:	November 13, 2019	/s/ Carolyn K. Campbell
Carolyn K. Campbell, Chief Financial Officer
(Principal Financial Officer)