Form 10-K
period 2019-12-31
NOVATION COMPANIES, INC.
filed 2020-03-23
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2019 was approximately $1,961,807, based upon the closing sales price of the registrant’s common stock on that date ($.03).

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of the registrant's common stock outstanding on March 17, 2020 was 114,655,893.

NOVATION COMPANIES, INC.

FORM 10-K

For the Fiscal Year ended December 31, 2019

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

Item 1. Business

Overview

Through Healthcare Staffing, Inc. ("HCS"), our wholly-owned subsidiary acquired on July 27, 2017, we provide outsourced health care staffing and related services in the State of Georgia. The Company has also historically owned a portfolio of mortgage securities which generated earnings to support on-going financial obligations. These securities were marketed for sale and sold for a total of $13 million during 2018.  Our common stock, par value $0.01 per share, is traded on OTC Pink under the symbol “NOVC”.

Recent Developments

Emergence from Bankruptcy. On July 20, 2016 (the “Bankruptcy Petition Date”), Novation and three of its subsidiaries, NovaStar Mortgage LLC (“NMLLC”), NovaStar Mortgage Funding Corporation ("NMFC") and 2114 Central LLC (the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland (the “Bankruptcy Court”).  The Company and one of its subsidiaries subsequently filed with the Bankruptcy Court, and amended, a plan of reorganization (the “Plan”) for the resolution of the outstanding claims against and interests pursuant to Section 1121(a) of the Bankruptcy Code (as amended and supplemented, the "Plan") and a related disclosure statement.  The Bankruptcy Court entered an order on June 12, 2017 confirming the Plan (the “Confirmation Order”) solely with respect to the Company, which provided that the effective date of the Plan will occur when all conditions precedent to effectiveness, as set forth in the Plan, have been satisfied or waived.  Two of the conditions to the effectiveness of the Plan were (i) the closing of the Company’s acquisition (the “HCS Acquisition”) of all of the capital stock of HCS and (ii) the restructuring of the Company’s then outstanding senior notes. The HCS Acquisition and the note restructuring were completed on July 27, 2017 and the Company filed a Notice of Occurrence of Effective Date of the Plan with the Bankruptcy Court. Under the Plan, holders of existing equity interests in the Company (i.e., the common stock) retained their interests.

On September 25, 2017, the bankruptcy case of 2114 Central, LLC was dismissed by order of the Bankruptcy Court. Thereafter, on December 22, 2017, NMLLC filed with the Bankruptcy Court a Chapter 11 plan of reorganization, and on December 26, 2017 filed a related disclosure statement.  The Bankruptcy Court entered an order on February 16, 2018 approving the disclosure statement, as revised. On April 11, 2018, the Bankruptcy Court confirmed NMLLC's plan of reorganization.  This plan allows NMLLC to exit bankruptcy but prohibits the use of NMLLC assets for anything other than for the payment of NMLLC obligations. See Note 9 - Commitments and Contingencies for settlement information that was agreed to by NMLLC as part of its reorganization efforts. These obligations of approximately $1.5 million were reported on the Company's consolidated balance sheets for the year ended December 31, 2018. On April 19, 2019, the Bankruptcy Court approved the Motion for Final Decrees for Novation and NMLLC. On July 16, 2019, the bankruptcy case of NMFC was dismissed by order of the Bankruptcy Court.

Note Refinancing and 2017 Notes. On August 9, 2019, the Company and Taberna Preferred Funding I, Ltd. ("Taberna I"), Taberna Preferred Funding II, Ltd. ("Taberna II") and Kodiak CDO I Ltd. ("Kodiak" and, together with Taberna I and Taberna II, the "Noteholders") executed a First Amendment to Senior Secured Note Purchase Agreement (the “Amendment”) amending the terms of the Note Purchase Agreement (as defined below) and the 2017 Notes (as defined below) to, among other things, significantly reduce the interest rate applicable from January 2019 through the third quarter of 2028 and allow the Company to apply certain surplus interest payments against future quarterly interest payments. As of December 31, 2019, the Company had $85.9 million in aggregate borrowings outstanding under three senior secured promissory notes (the “2017 Notes”). The unpaid principal amounts of the 2017 Notes bear interest at the following rates until the maturity date on March 30, 2033, with interest payable quarterly in arrears as follows: 1% per annum from April 1, 2019 through December 31, 2023; 2% per annum from January 1, 2024 through December 31, 2028; and 10% per annum from January 1, 2029 through the maturity date. Commencing with the delivery to the Noteholders of the financial statements for the fiscal year ending December 31, 2019, the Company is required to remit 50% of excess cash flow each year to the Noteholders to be applied as a principal reduction to the outstanding balance of the debt. The 2017 Notes generally rank senior in right of payment to any existing or future subordinated indebtedness of the Credit Parties (as defined below).  The Company may at any time upon 30 days’ notice to the Noteholders redeem all or part of the 2017 Notes at a redemption price equal to 101% of the principal amount redeemed plus any accrued and unpaid interest thereon. The 2017 Notes were entered into on July 27, 2017 as a result of a refinancing of the Company’s then outstanding senior notes with the same aggregate principal amount through the execution of the Senior Secured Note Purchase Agreement, dated as of the same date (as amended, the “Note Purchase Agreement”), with NHI and HCS as guarantors (together with the Company, collectively, the “Credit Parties”).

On April 1, 2019 and on July 1, 2019, the Company made payments under the 2017 Notes totaling $2.6 million. The actual aggregate amounts due for those dates totaled $0.4 million. Under the terms of the Amendment, the Company is permitted to apply the payment surplus of $2.2 million against future quarterly interest payments. Therefore, the Company will not have another quarterly interest payment due until April 1, 2022.

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

Under the terms of the Amendment, the Company issued to the Noteholders 9,000,000 shares of common stock of the Company and ten-year warrants allowing the Noteholders to purchase up to 22,250,000 shares of the Company’s common stock at an exercise price of $0.01 per share. These warrants can be exercised at any time prior to expiration. See the Company’s discussion in Note 10 to the consolidated financial statements for additional information regarding the Amendment.

Business

Our business includes the operation of HCS and the management of our other investments, as described below.

HCS

Established in 1995, HCS is the largest outsourced healthcare services provider in the State of Georgia. HCS delivers outsourced full-time and part-time employees primarily to Community Service Boards (“CSB”).  HCS has long-term relationships with many of its customers and has been providing services to several clients for more than 15 years. A CSB is a quasi-state organization providing behavioral health services at facilities across Georgia including mental health services, developmental disabilities programs and substance abuse treatments. The State of Georgia has a total of 25 CSBs. Each CSB has a number of facilities, including crisis centers, outpatient centers and 24-hour group homes that require a broad range of employees, such as registered nurses, social workers, house parents and supervisors. The CSB market in Georgia is large and growing steadily, as the demand for the services provided by the CSB continues to grow.  In addition to providing outsourced employees to CSB, HCS also provides healthcare outsourcing and staffing services to hospitals, schools, crisis units, clinics, doctors offices, prisons and a variety of privately owned businesses.  The services and positions provided to these clients are similar to the ones provided to CSB clients.

Other Investments

Prior to its acquisition of HCS, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. As a result of those activities, we acquired mortgage securities that continued to be a source of our earnings and cash flow. Residual securities consisted of interest-only and overcollateralization bonds. Collectively, these securities are referred to as our "retained mortgage securities". The Company marketed these securities for sale and sold them during 2018 for a total of $13 million.

Strategy

The strategy of HCS is to continue expanding its market share in providing healthcare staffing services in Georgia and in particular serving Georgia CSBs. HCS is the dominant player in providing services to Georgia CSBs and plans to increase its market share of the CSB business. HCS will also continue to expand business to additional hospitals, private group homes, clinics, rest homes, prisons and retirement centers. Furthermore, the HCS strategy includes expanding clerical staff within existing customers, as well as gaining new clients. The longer-term strategy includes expansion beyond the Georgia market and may include acquisitions of staffing companies outside of Georgia, particularly in states that have public health infrastructure similar to that of Georgia.

We expect to use profits from HCS along with, potentially, other funding sources to acquire other businesses or make investments in the future.

Competition

HCS competes with numerous national staffing and recruiting businesses that specialize in the medical and healthcare industry, such as Nursefinders, Lighthouse Recruiting, Action Med and Brightstar. Other national staffing businesses have divisions that compete with HCS in Georgia, including ATC Healthcare, Kelly Services, Interim, Randstad and Maxim. Numerous Georgia non-national and smaller staffing providers also compete with HCS.

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

Employees

As of March 17, 2020, the Company employed 1,227 full-time employees and 393 part-time employees. None of the Company's employees are represented by a union or covered by a collective bargaining agreement.

Additional Information

The Company is a Maryland corporation formed on September 13, 1996 as “CapStar Financial, Inc.” The Company’s name was changed to “NovaStar Financial, Inc.” effective October 11, 1996, and to “Novation Companies, Inc.” effective May 23, 2012. Our corporate executive offices are located at 9229 Ward Parkway, Suite 340, Kansas City, MO 64114 and our telephone number is (816) 237-7000. Our website address is www.novationcompanies.com. Our website is not intended to be a part of, nor are we incorporating it by reference into, this Annual Report on Form 10-K (this "Form 10-K"). Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our website as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. Reports and other information we file with the SEC may also be viewed at the SEC’s website at www.sec.gov.

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

Risks Related to our Business and Industry

The Coronavirus (COVID-19) may affect our ability to staff employees and impact the Company’s revenue.

At this time, no one knows or can predict how severe the Coronavirus outbreak will be. As HCS relies on staffing healthcare professionals to generate income, the spread of this virus to our employees could limit our ability to provide these services.

While HCS employees provide services throughout the state of Georgia at multiple facilities, the Company’s operations are limited to this region. If Georgia experiences a severe outbreak of the virus, the impact of this could have a bigger impact on our company than businesses which operate in multiple states.

As HCS generates most of its revenue from customers which are ultimately funded by the state of Georgia, the state could impose emergency measures related to state sponsored services. These measures could limit our customer activities or operating status, therefore, restricting HCS business options.

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

HCS derives the majority of its businesses from CSBs. There are 25 CSBs in Georgia and HCS conducts business with 12 of them. Matters that adversely impact Georgia CSBs, including regulatory changes, may negatively affect our business.

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

During 2019, we had a net loss of $10.2 million. We also generated negative operating cash flow of $5.2 million. As of December 31, 2019, we had an overall shareholders deficit of $72.1 million. As of December 31, 2019, we had an aggregate of $2.0 million in cash and cash equivalents and total liabilities of $91.5 million. Of the $2.0 million in cash, $0.7 million was held by our subsidiary NMLLC, which has filed a Chapter 11 plan of reorganization that was confirmed by the court on April 11, 2018 and under such plan is prohibited from using its assets for anything other than payment of its obligations. The Company also has a significant ongoing obligation to pay interest under its senior note agreement.

After engaging major investment firms to evaluate the marketplace for its mortgage securities, the Company executed trades to sell all of its mortgage securities during 2018. These sales generated $13.0 million in cash proceeds for the Company. However, the Company will no longer have any future cash flows from these securities since they were sold.

From January 2019 through August 2019, the Company had a significant on-going obligation to pay interest under its senior note agreements at LIBOR plus 3.5% per annum, payable quarterly in arrears until maturity on March 30, 2033. The Company was successful in amending the senior note agreements to lower the interest rate and receive future credit for cash interest payments made in 2019 in exchange for the issuance of common stock and warrants. Based on the terms of the amendment, the Company is not required to make cash interest payments on the senior notes from August 2019 through March 2022. There is no cash interest payment due within one year from the date of the consolidated financial statements.

Management continues to work toward expanding HCS’s customer base by increasing revenue from existing customers and targeting new customers that have not previously been served by HCS.  In addition, management is exploring cost cutting initiatives that will reduce overall corporate overhead and operating costs.

Our historical operating results and poor cash flow suggest substantial doubt exists related to the Company’s ability to continue as a going concern.
In addition, based on the recent global developments regarding the coronavirus (COVID-19) situation, there is significant uncertainty regarding the potential impact to our business.  Based on these uncertainties, there is no guarantee the Company's cash position will cover current obligations. As a result, we have not been able to alleviate the substantial doubt about the Company's ability to continue as a going concern for at least one year after the date that these consolidated financial statements are issued.

We cannot provide assurance that revenue generated from our businesses will be sufficient to sustain our operations in the long term. Additionally, we cannot be certain that we will be successful at raising capital in the future. Such failures would have a material adverse effect on our business, including the possible cessation of operations.

We found material weaknesses in our disclosure controls and procedures and internal control over financial reporting and concluded that they were not effective as of December 31, 2019.

As disclosed in Part II, Item 9. Controls and Procedures of this Form 10-K, our chief executive officer and chief financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2019 due to the lack of adequate processes, procedures and controls at HCS. Our failure to successfully remediate these material weaknesses could cause us to fail to meet our reporting obligations and to produce timely and reliable financial information. Additionally, such failure could cause investors to lose confidence in our public disclosures, which could have a negative impact on our stock price. For a discussion of these material weaknesses and our remediation efforts, see Part II, Item 9. Controls and Procedures of this Form 10-K.

Our ability to use our net operating loss carryforwards and net unrealized built-in losses could be severely limited.

As of December 31, 2019, we had federal net operating losses ("NOLs") of approximately $727.2 million, including $250.3 million in losses on mortgage securities that have not been recognized for income tax purposes. Our ability to use NOLs to offset future taxable income will depend on the amount of taxable income we generate in future periods and whether we become subject to annual limitations on the amount of taxable income that may be offset by our NOLs.

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

Our common stock currently trades on OTC Pink. Trading of securities on this quotation service is generally limited and is effected on a less regular basis than on exchanges, such as the NYSE, and accordingly investors who own or purchase our stock will find that the liquidity or transferability of the stock may be limited. Additionally, a shareholder may find it more difficult to dispose of, or obtain accurate quotations as to the market value of, our stock. If an active public trading market cannot be sustained, the trading price of our common stock could be adversely affected and the ability of an investor to transfer their shares of our common stock may be limited.

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

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case included NMFC and NovaStar Mortgage, Inc. ("NMI"), wholly-owned subsidiaries of the Company, and NMFC's individual directors, several securitization trusts sponsored by the Company (“affiliated defendants”) and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. The plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by the plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff's claims, which the court granted on March 31, 2011, with leave to amend. The plaintiff filed a second amended complaint on May 16, 2011, and the Company again filed a motion to dismiss. On March 29, 2012, the court dismissed the plaintiff's second amended complaint with prejudice and without leave to replead. The plaintiff filed an appeal. On March 1, 2013, the appellate court reversed the judgment of the lower court, which had dismissed the case. Also, the appellate court vacated the judgment of the lower court which had held that the plaintiff lacked standing, even as a class representative, to sue on behalf of investors in securities in which plaintiff had not invested, and the appellate court remanded the case back to the lower court for further proceedings. On April 23, 2013 the plaintiff filed its memorandum with the lower court seeking a reconsideration of the earlier dismissal of plaintiff's claims as to five offerings in which plaintiff was not invested, and on February 5, 2015 the lower court granted plaintiff's motion for reconsideration and vacated its earlier dismissal. On March 8, 2017, the affiliated defendants and all other parties executed an agreement to settle the action, with the contribution of the affiliated defendants to the settlement fund being paid by their insurance carriers. The court certified a settlement class and granted preliminary approval to the settlement on May 10, 2017.  One member of the settlement class objected to the settlement and sought a stay of the final settlement approval hearing on the ground that it did not receive notice of the settlement and had no opportunity to timely opt out of the class. After the court rejected the motion for a stay, the objector filed an appeal and requested a stay of the district court proceedings pending disposition of the appeal. The court of appeals denied the temporary stay of the district court proceedings and on October 19, 2018 dismissed the appeal as moot. Following the court of appeals’ denial of the objector’s petition for rehearing, the district court on March 7, 2019 held a fairness hearing.  On March 8, 2019, the district court issued a memorandum and order approving the settlement as fair, reasonable and adequate, and dismissing the action with prejudice. Following entry of judgment, the objector filed a notice of appeal on March 26, 2019 and their opening brief was filed on June 28, 2019.  The defendants answered on September 27, 2019, and the objector replied on October 18, 2019.  Oral argument was held on February 19, 2020.  Assuming the settlement approval becomes final, which is expected, the Company will incur no loss. The Company believes that the Affiliated Defendants have meritorious defenses to the case and, if the settlement approval does not become final, expects them to defend the case vigorously.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock currently trades on OTC Pink under the symbol “NOVC”. Prior to the commencement of the Company's Chapter 11 case, the Company's common stock traded on the OTCQB market of the OTC Markets Group, Inc. under the symbol "NOVC." There is no established public trading market for teh Company's common stock. The following table sets forth the high and low bid prices as reported by these quotation services, for the periods indicated. The quotations represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
2019
First Quarter	$0.08	$0.02
Second Quarter	0.07	0.02
Third Quarter	0.07	0.02
Fourth Quarter	0.06	0.02

2018
First Quarter	$0.10	$0.03
Second Quarter	0.08	0.03
Third Quarter	0.05	0.02
Fourth Quarter	0.05	0.02

As of March 17, 2020, we had approximately 713 shareholders of record of the Company's common stock. This figure does not represent the actual number of beneficial owners of our common stock because such stock is frequently held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares.

No dividends were declared during 2019 or 2018 nor do we expect to declare any stock dividend distributions in the near future. The Note Purchase Agreement governing the Company's senior notes contains restrictive covenants which prohibit the Company and its subsidiaries, from among other things, making any cash dividend or distribution to Novation shareholders. Should the restrictions be relieved, any future determination to pay dividends will be made at the discretion of our Board and will depend on earnings, financial condition, cost of equity, investment opportunities and other factors as our Board may deem relevant.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations for the years ended December 31, 2019 and 2018. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and Notes to the Consolidated Financial Statements set forth in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

Corporate Overview

Through our wholly-owned subsidiary HCS, acquired on July 27, 2017, we provide outsourced health care staffing and related services in the State of Georgia. The Company also owned a portfolio of mortgage securities which generated earnings to support on-going financial obligations. These securities were sold during 2018 for $13.0 million.  See Note 5 to the consolidated financial statements for additional information regarding the sale of these securities. Our common stock, par value $0.01 per share, is traded on OTC Pink under the symbol “NOVC”.

See Part I, Item 1 of this Form 10-K for a discussion of our emergence from bankruptcy and note refinancing, which both occurred in the third quarter of 2017, and the note amendment, which occurred in the third quarter of 2019.

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

	December 31,
	2019	2018
Cash and cash equivalents	$2,032	$9,249
Service fee income	$63,474	$55,126
General and administrative expenses	$8,345	$8,089
Net income (loss) available to common shareholders, per basic share	$(0.10)	$0.07

Consolidated Results of Operations

Year Ended December 31, 2019 as Compared to the Year Ended December 31, 2018

Service Fee Income and Cost of Services

HCS delivers outsourced full-time and part-time employees primarily to Community Service Boards (“CSBs”), quasi state organizations that provide behavioral health services at facilities across Georgia including mental health services, developmental disabilities programs and substance abuse treatments. The State of Georgia has a total of 25 CSBs. Each CSB has a number of facilities, including crisis centers, outpatient centers and 24-hour group homes that require a broad range of employees, such as registered nurses, social workers, house parents and supervisors. The CSB market in Georgia is large and growing steadily, as the demand for the services provided by the CSBs continues to grow. In addition to providing outsourced employees to CSBs, HCS also provides healthcare outsourcing and staffing services to hospitals, schools and a variety of privately owned businesses. The services and positions provided to non-CSB clients are similar to the ones provided to CSB clients. The service fee income and costs of services in the consolidated statement of operations and comprehensive income (loss) are from the operations of HCS.

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

HCS acquired two significant customers that started in September 2018 and January 2019, respectively. However, during the fourth quarter of 2019, HCS was notified by a significant customer of its intent to terminate its contract services as of January 29, 2020.

General and Administrative Expenses

General and administrative expenses consist of salaries, office costs, legal and professional expenses and other customary costs of corporate administration. During 2019 and 2018, $6.2 and $5.8 million, respectively, of the total general and administrative expenses were incurred by HCS. Corporate-level general and administrative expenses during 2019 and 2018 were $2.1 million and $2.3 million, respectively. The future amount of corporate-level general and administrative expenses will depend largely on corporate activities and staffing needs based on the evolving business strategy. For HCS, the amount of these expenses will depend on business growth. Increased advertising expense for recruiting, addition of new management staff, and insurance related fees are the primary reasons for the increase in general and administrative expenses incurred by HCS.

Goodwill Impairment Charge

Management completed its annual goodwill impairment assessment as of April 30, 2019, which determined that the carrying value of the HCS goodwill exceeded its fair value by $2.6 million. A goodwill impairment charge in this amount was recorded during the second quarter of 2019. In addition, during the fourth quarter of 2019, HCS was notified by a significant customer of its intent to terminate its contract services as of January 29, 2020. As a result, confirmation of the loss of the customer represented a triggering event for analysis of impairment of our intangible asset and goodwill balances as of September 30, 2019. It was determined that the carrying value of the HCS goodwill exceeded the fair value by $1.7 million and this adjustment was recorded during the third quarter of 2019.

Interest Income – Mortgage Securities

All of our mortgage securities were sold in December 2018, and therefore the Company will have no future interest income or cash flow from these securities. For the year ended December 31, 2018, interest income on our mortgage securities was approximately $1.1 million.

Impairment on Mortgage Securities

To the extent that the cost basis of mortgage securities exceeds the fair value and the unrealized loss is considered to be other than temporary, an impairment charge is recognized and the amount recorded in accumulated other comprehensive income or loss is reclassified to earnings as a realized loss.  The impairment of $0.3 million on the 2002-3 AIO security recorded in 2018 was primarily driven by the deteriorating credit quality of the loans underlying the security.

Other Income

Fluctuations in the income received from the Company's mortgage securities results from the timing of purchases/sales and amounts of dividends and interest paid.  Subsequent to the HCS Acquisition, the Company had significantly less available funds to invest.  In 2018, other income consisted primarily of the gains on sale of the Company's mortgage securities.

	For the Years Ended December 31,
	2019	2018
Interest income	$1	$10
Gain (loss) on sales of investments	(1)	12,881
Other income	39	401
Total	$39	$13,292

Reorganization items, net

The Company incurred approximately $0.06 million and $1.9 million in reorganization related expenses for the years ended December 31, 2019 and 2018, respectively. During 2019, these costs related to professional fees paid and during 2018 this expense was comprised of $0.4 million in professional fees and $1.5 in settlement claims. These costs have decreased significantly as a result of the completion of the Company's reorganization. See Note 2 to the consolidated financial statements.

Interest Expense

Interest expense decreased period over period, with the Company incurring $4.5 million in 2019 and $5.3 million in 2018. See "Liquidity and Capital Resources" below and Note 8 to the consolidated financial statements for a discussion of the Note Purchase Agreement and the 2017 Notes, which were amended on August 9, 2019. This Amendment, among other things, significantly reduced the interest rate applicable from January 2019 through the third quarter of 2028 and allows the Company to apply certain surplus interest payments against future quarterly interest payments.

Income Tax Expense

Because of the Company's significant net operating losses and full valuation allowance, income tax expense was not material for any period presented and is not expected to be material for the foreseeable future.

Liquidity and Capital Resources

During 2019, the Company had net loss of $10.2 million and generated negative operating cash flow of $5.2 million. As of December 31, 2019, the Company had an overall shareholders deficit of $72.1 million. As of December 31, 2019, the Company had an aggregate of $2.0 million in cash and cash equivalents and total liabilities of $91.5 million. Of the $2.0 million in cash, $0.7 million is held by the Company's subsidiary NMLLC, which has filed a Chapter 11 plan of reorganization that was confirmed by the court on April 11, 2018. Under this plan, this cash is only available to pay general creditors and expenses of NMLLC.

From January 2019 through August 2019, the Company had a significant on-going obligation to pay interest under its senior note agreements at LIBOR plus 3.5% per annum, payable quarterly in arrears until maturity on March 30, 2033. As disclosed in Note 8 to the consolidated financial statements, the Company was successful in amending the senior note agreements to lower the interest rate and receive future credit for cash interest payments made in 2019 in exchange for the issuance of common stock and warrants. Based on the terms of the amendment, the Company is not required to make cash interest payments on the senior notes from August 2019 through March 2022. There is no cash interest payment due within one year from the date of the consolidated financial statements.

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

As discussed, the Amendment to the Note Purchase Agreement and waiver of interest payments through April 2022, has significantly improved our forecasted cash position over the next year.  However, our historical operating results and poor cash flow suggest substantial doubt exists related to the Company's ability to continue as a going concern.  In addition, based on the recent global developments regarding the coronavirus (COVID-19) situation, there is significant uncertainty regarding the potential impact to our business.  Based on these uncertainties, there is no guarantee the Company's cash position will cover current obligations. As a result, we have not been able to alleviate the substantial doubt about the Company's ability to continue as a going concern for at least one year after the date that these consolidated financial statements are issued.

Overview of Cash Flow for the Year Ended December 31, 2019

The following table provides a summary of our operating, investing and financing cash flows as taken from our consolidated statements of cash flows for 2019 and 2018 (in thousands).

	For the Years Ended December 31,
	2019	2018
Cash flows used in operating activities	$(5,168)	$(5,056)
Cash flows (used in) provided by investing activities	(70)	13,031
Cash flows used in financing activities	(1,979)	(1,466)

Operating Activities

The increase in net cash flows used in operating activities to approximately $5.2 million during 2019 from cash used in operating activities of $5.1 million during 2018 was immaterial.

Investing Activities

The decrease in the net cash flows provided by (used in) investing activities is mainly due to the sale of the Company's marketable securities in 2018, compared to no sales of securities in 2019.

Financing Activities

The increase in cash used in financing activities is mainly due to the payoff of HCS’s line of credit in 2019 and additional fees associated with the payoff.

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

The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is required to support a conclusion that a valuation allowance is not needed for all or some of the deferred tax assets. Cumulative losses in recent years are significant negative evidence that is difficult to overcome when determining the need for a valuation allowance. Similarly, cumulative earnings in recent years represent significant positive objective evidence. If the weight of the positive evidence is sufficient to support a conclusion that it is more likely than not that a deferred tax asset will be realized, a valuation allowance should not be recorded.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Novation Companies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Novation Companies, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income (loss), shareholders' deficit, and cash flows for each of the years in the two year period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred net operating losses and has had negative operating cash flow, combined with the potential impact of COVID-19, this has led to substantial doubt related to the Company to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of FASB Accounting Standards Codification (Topic 842), Leases.

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

Minneapolis, Minnesota

March 23, 2020

NOVATION COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$2,032	$9,249
Accounts and unbilled receivables	6,583	6,122
Prepaid expenses	647	350
Other	21	131
Total current assets	9,283	15,852
Non-current assets:
Goodwill	3,905	8,205
Intangible assets, net	5,784	6,978
Property and equipment, net	125	91
Operating lease right-of-use asset	316	—
Other	4	4
Total non-current assets	10,134	15,278
Total assets	$19,417	$31,130

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable and current maturities of long-term debt	$524	$670
Accrued compensation and benefits payable	2,717	2,731
Health and wellness program liability	492	—
Borrowings under revolving line of credit	—	1,948
Operating lease liability	205	—
Accrued interest payable	—	1,295
Accrued claim settlements	246	459
Other	36	35
Total current liabilities	4,220	7,138

Non-current liabilities:
Long-term debt, including debt premium	86,824	85,969
Accrued claim settlements	307	553
Operating lease liability	125	—
Other	—	426
Total non-current liabilities	87,256	86,948
Total liabilities	91,476	94,086

Shareholders' deficit:
Common stock, $.01 par value per share, 780,000,000 shares authorized:
112,355,893 and 99,137,893 shares issued and outstanding as of December 31, 2019 and 2018, respectively	1,123	991
Additional paid-in capital	746,112	745,104
Accumulated deficit	(819,294)	(809,050)
Accumulated other comprehensive income (loss)	—	(1)
Total shareholders' deficit	(72,059)	(62,956)
Total liabilities and shareholders' deficit	$19,417	$31,130

See notes to consolidated financial statements.

NOVATION COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2019	2018
Service fee income	$63,474	$55,126
Cost and expenses:
Cost of services	56,483	48,149
General and administrative expenses	8,345	8,089
Goodwill impairment charge	4,300	—
Operating loss	(5,654)	(1,112)

Interest income - mortgage securities	—	1,133
Impairment on mortgage securities	—	(325)
Gains on sales of investments	—	12,881
Other income	39	411
Interest expense	(4,522)	(5,279)
Reorganization items, net	(63)	(1,864)

Income (loss) before income taxes	(10,200)	5,845
Income tax expense (benefit)	25	(289)
Net income (loss)	(10,225)	6,134

Other comprehensive loss:
Reclassification gain on marketable securities included in net income	—	(12,881)
Unrealized gains on marketable securities	1	1,486
Total other comprehensive income (loss)	1	(11,395)
Total comprehensive loss	$(10,224)	$(5,261)

Earnings (loss) per share:
Basic	$(0.10)	$0.07
Diluted	$(0.10)	$0.06
Weighted average common shares outstanding:
Basic	100,472,515	93,961,799
Diluted	100,472,515	94,470,057

See notes to consolidated financial statements.

NOVATION COMPANIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Deficit
Balance, December 31, 2018	$991	$745,104	$(809,050)	$(1)	$(62,956)
Issuances and cancellations of nonvested stock	42	(42)	—	—	—
Common stock granted in debt restructure	90	(90)	—	—	—
Common stock and common stock warrants granted in debt restructure	—	916	—	—	916
Compensation recognized under stock compensation plans	—	224	—	—	224
Net loss	—	—	(10,225)	—	(10,225)
Adjustment to retained earnings for adoption of accounting standard	—	—	(19)	—	(19)
Other comprehensive income	—	—	—	1	1
Balance, December 31, 2019	$1,123	$746,112	$(819,294)	$—	$(72,059)

Balance, December 31, 2017	$971	$744,937	$(815,184)	$11,394	$(57,882)
Issuances and cancellations of nonvested stock	20	(20)	—	—	—
Compensation recognized under stock compensation plans	—	187	—	—	187
Net income	—	—	6,134	—	6,134
Other comprehensive loss	—	—	—	(11,395)	(11,395)
Balance, December 31, 2018	$991	$745,104	$(809,050)	$(1)	$(62,956)

See notes to consolidated financial statements.

NOVATION COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(10,225)	$6,134
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accretion of marketable securities, net	—	(76)
Impairment on mortgage securities	—	325
Amortization of intangible assets	1,194	1,194
Amortization of debt discount	1,262	—
Realized gain on marketable securities	—	(12,881)
Settlement claims	—	1,012
Depreciation expense	27	334
Loss on disposal of fixed assets	9	—
Lease expense	(5)	—
Goodwill impairment	4,300	—
Compensation recognized under stock compensation plans	224	187
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(461)	1,800
Accounts payable and accrued expenses	(146)	(2,012)
Accrued compensation and benefits payable	(14)	(1,482)
Accrued health and wellness program payable	492	—
Accrued interest payable	(754)	245
Accrued claim settlements	(459)	—
Other current assets and liabilities, net	(186)	128
Other noncurrent assets and liabilities, net	(426)	36
Net cash used in operating activities	(5,168)	(5,056)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	—	13,031
Purchase of property and equipment	(96)	—
Proceeds from sale of property and equipment	26	—
Net cash provided by (used in) investing activities	(70)	13,031

Cash flows from financing activities:
Borrowings under revolving line of credit	8,685	55,537
Repayments of borrowings under revolving line of credit	(10,633)	(56,922)
Paydowns of long-term debt	(31)	(81)
Net cash used in financing activities	(1,979)	(1,466)

Net increase (decrease) in cash and cash equivalents	(7,217)	6,509
Cash and cash equivalents, beginning of period	9,249	2,740
Cash and cash equivalents, end of period	$2,032	$9,249

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,030	$5,034
Cash paid for reorganization items	$94	$1,175
Cash paid for income taxes, net	$30	$75

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in restructure of debt (Note 8)	$311	$—
Issuance of common stock warrants in restructure of debt (Note 8)	$605	$—

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

Liquidity and Going Concern – During 2019, the Company incurred a net loss of $10.2 million and generated negative operating cash flow of $5.2 million. As of December 31, 2019, the Company has an overall shareholders deficit of $72.1 million, an aggregate of $2.0 million in cash and cash equivalents and total liabilities of $91.5 million. Of the $2.0 million in cash, $0.7 million is held by the Company's subsidiary NovaStar Mortgage LLC ("NMLLC"). This cash is available only to pay only general creditors and expenses of NMLLC.

From January 2019 through August 2019, the Company had a significant on-going obligation to pay interest under its senior note agreements at LIBOR plus 3.5% per annum, payable quarterly in arrears until maturity on March 30, 2033, leading to a significant annual cash outflow. In addition, HCS has experienced lower than anticipated cash flows due to increased costs and changes in customers. These items have led to substantial doubt about the Company's ability to continue as a going concern.

Management continues to work toward expanding HCS’s customer base by increasing revenue from existing customers, looking at methods to reduce overall operating costs, both at HCS and the corporate level, and targeting new customers that have not previously been served by HCS. As disclosed in Note 8 to the consolidated financial statements, the Company was successful in amending the senior note agreements to lower the interest rate and receive future credit for cash interest payments made in 2019 in exchange for the issuance of common stock and warrants. Based on the terms of the amendment, the Company is not required to make cash interest payments on the senior notes from August 2019 through March 2022, leading to significant cash savings for the Company.

As discussed, the Amendment to the Note Purchase Agreement and waiver of interest payments through April 2022, has significantly improved our forecasted cash position over the next year.  However, our historical operating results and poor cash flow suggest substantial doubt exists related to the Company's ability to continue as a going concern.  In addition, based on the recent global developments regarding the coronavirus (COVID-19) situation, there is significant uncertainty regarding the potential impact to our business.  Based on these uncertainties, there is no guarantee the Company's cash position will cover current obligations. As a result, we have not been able to alleviate the substantial doubt about the Company's ability to continue as a going concern for at least one year after the date that these consolidated financial statements are issued.

Financial Statement Presentation. The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expense during the period. The Company uses estimates and judgments in assessing the recoverability of goodwill and other intangible assets and accounting for income taxes, including the determination of the timing of the establishment or release of the valuation allowance related to the deferred tax asset balances and reserves for uncertain tax positions. While the consolidated financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ significantly from those estimates.

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

On September 25, 2017, the bankruptcy case of 2114 Central, LLC was dismissed by order of the Bankruptcy Court. Thereafter, on December 22, 2017, NMLLC filed with the Bankruptcy Court a Chapter 11 plan of reorganization, and on December 26, 2017 filed a related disclosure statement. The Bankruptcy Court entered an order on February 16, 2018 approving the disclosure statement, as revised. On April 11, 2018, the Bankruptcy Court confirmed NMLLC’s plan of reorganization. This plan allows NMLLC to exit bankruptcy but prohibits the use of NMLLC assets for anything other than for the payment of NMLLC obligations. On April 19, 2019, the Bankruptcy Court approved the Motion for Final Decrees for Novation and NMLLC. On July 16, 2019, the bankruptcy case of NMFC was dismissed by order of the Bankruptcy Court.

Reorganization and bankruptcy-related expenses for the twelve months ended December 31, 2019 and December 31, 2018 were $0.06 million and $1.9 million, respectively.

Note 3. Summary of Significant Accounting and Reporting Policies

Cash and Cash Equivalents. Cash equivalents consist of liquid investments with an original maturity of three months or less. Cash equivalents are stated at cost, which approximates fair value. The Company maintains cash balances at four major financial institutions in the United States. Accounts are secured by the Federal Deposit Insurance Corporation up to $250,000. The uninsured balances of the Company’s cash and cash equivalents accounts aggregated $1.4 million as of December 31, 2019.

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

Income Taxes. The Company had a gross deferred tax asset of $166.5 million and $164.0 million as of December 31, 2019 and 2018, respectively. In determining the amount of deferred tax assets to recognize in the consolidated financial statements, the Company evaluates the likelihood of realizing such benefits in future periods. The income tax guidance requires the recognition of a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. Income tax guidance indicates the more likely than not threshold is a level of likelihood that is more than 50%.

Under the income tax guidance, companies are required to identify and consider all available evidence, both positive and negative, in determining whether it is more likely than not that all or some portion of its deferred tax assets will not be realized. Positive evidence includes but is not limited to the following: cumulative earnings in recent years, earnings expected in future years, excess appreciated asset value over the tax basis and positive industry trends. Negative evidence includes but is not limited to the following: cumulative losses in recent years, losses expected in future years, a history of operating losses or tax credit carryforwards expiring, and adverse industry trends.

The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is required to support a conclusion that a valuation allowance is not needed for all or some of the deferred tax assets. Cumulative losses in recent years are significant negative evidence that is difficult to overcome when determining the need for a valuation allowance. Similarly, cumulative earnings in recent years represent significant positive objective evidence. If the weight of the positive evidence is sufficient to support a conclusion that it is more likely than not that a deferred tax asset will be realized, a valuation allowance should not be recorded.

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

Recently Adopted Accounting Principles

In February 2016, the Financial Accounting Standards Board (FASB) established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and expense recognition in the income statement. The Company adopted ASU No. 2016-02 effective January 1, 2019 using the modified retrospective method. See Note 7 to the consolidated financial statements for further details.

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

Performance Obligations — A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company's customer contracts have a single performance obligation to transfer the individual goods or services, and it is not separately identifiable from other promises in the contracts and is, therefore, not distinct. Performance obligations are satisfied at the point in time the HCS employees work on behalf of the customer. Contract costs include compensation, benefits and overhead when appropriate.  Because of the nature of the contracts and the fact that revenue is earned at the time the employee works for the customer, no contract estimates are necessary.

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

	For the Year Ended December 31, 2019		For the Year Ended December 31, 2018
Type of Customer
CSB	$61,620	97.1%	$52,491	95.2%
Other	1,854	2.9%	2,635	4.8%
Total	$63,474	100.0%	$55,126	100.0%

Accounts and unbilled receivables are summarized as follows, in thousands:

	December 31, 2019	December 31, 2018
Accounts receivable	$4,083	$3,952
Unbilled receivables (Contract Assets)	2,500	2,170
Total accounts and unbilled receivables	$6,583	$6,122

As of December 31, 2019 and December 31, 2018, management has determined no allowance for doubtful accounts is necessary. For the years ended December 31, 2019 and December 31, 2018, 63.1% and 44.6% of service fee income was generated from four and two customers, respectively. As of December 31, 2019, 61.6% of accounts and unbilled receivables was due from four customers and 96.6% was due from 14 CSB customers. As of December 31, 2018, 60.9% of accounts and unbilled receivables was due from four customers and 95.3% was due from 14 CSB customers.

Note 5. Marketable Securities

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

As part of the mortgage securitization process, the Company owned the mortgage servicing rights on the mortgage loans in each securitization deal. These servicing rights were sold to a third party on October 12, 2007 as documented in the Servicing Rights Transfer Agreement by and between Saxon Mortgage Services as purchaser and NovaStar Mortgage, Inc. as seller, which was discussed in the Company's third quarter 2007 report on Form 10-Q. As part of this transaction, the Company retained the clean-up call rights for most of the securitization deals. The Company attempted to sell those clean-up call rights with the securities sold in 2018. However, no bids were received for the clean-up call rights and the Company determined that such clean-up call rights have no fair value.

Note 6. Goodwill and Intangible Assets

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived assets (in thousands):
Goodwill	$3,905	$—	$3,905	$8,205	$—	$8,205
Tradenames	1,147	—	1,147	1,147	—	1,147
	$5,052	$—	$5,052	$9,352	$—	$9,352

Finite-lived assets (in thousands):
Customer relationships	$6,895	$2,380	$4,515	$6,895	$1,395	$5,500
Non-compete agreement	627	505	122	627	296	331
	$7,522	$2,885	$4,637	$7,522	$1,691	$5,831

	Years Ended December 31,
	2019	2018
Goodwill activity (in thousands):
Beginning balance	$8,205	$8,205
Impairment charge	(4,300)	—
Ending balance	$3,905	$8,205

Management completed its annual goodwill impairment assessment as of April 30, 2019. Increased cost of services and administrative expenses at HCS have resulted in declining cash flow for the business. Based on the likelihood of these expenses remaining higher than initially forecast, management determined that the carrying value of the HCS goodwill exceeded its fair value by $2.6 million. A goodwill impairment charge in this amount was recorded during the second quarter of 2019. Management assessed the other indefinite and definite lived intangible assets and determined no impairment was necessary.

During the fourth quarter of 2019, HCS was notified by a significant customer of its intent to terminate its contract services as of January 29, 2020. As a result, confirmation of the loss of the customer represented a triggering event for analysis of impairment of our intangible asset and goodwill balances as of September 30, 2019. It was determined that the carrying value of the HCS goodwill exceeded the fair value by $1.7 million, and this adjustment was recorded during the third quarter of 2019.

Amortization expense (in thousands):
2018	$1,194
2019	1,194
Estimated future amortization expense (in thousands):
2020	$1,107
2021	985
2022	985
2023	985
Thereafter	575
Total estimated amortization expense	$4,637

Note 7. Leases

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

Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to three years or more. The exercise of lease renewal options is at our discretion. Our lease agreements do not contain any variable lease payments, residual value guarantees or restrictive covenants. The components of lease expense for the twelve months ended December 31, 2019 were immaterial. As our leases do not provide an implicit interest rate, we use our incremental current borrowing rate in determining the present value of lease payments.

Maturities of lease liabilities were as follows (in thousands):

December 31, 2019
2020	$220
2021	110
2022	20
Thereafter	-
Total	$350
Less interest	20
Present value of lease liabilities	$330

Other information related to the Company's operating leases was as follows (in thousands):

December 31, 2019
Supplemental Cash Flow Information
Operating cash flows from leases	$(5)
Lease Term and Discount Rate
Weighted average remaining lease term (years)	1.67
Weighted average discount rate	6.75%

Note 8. Borrowings

Note Refinancing and 2017 Notes — On August 9, 2019, the Company and Taberna Preferred Funding I, Ltd. (“Taberna I”), Taberna Preferred Funding II, Ltd. (“Taberna II”) and Kodiak CDO I, Ltd. (“Kodiak” and, together with Taberna I and Taberna II, the “Noteholders”) executed a First Amendment to Senior Secured Note Purchase Agreement (the “Amendment”) amending the terms of the Note Purchase Agreement (as defined below) and the 2017 Notes (as defined below) to, among other things, significantly reduce the interest rate applicable from January 2019 through the third quarter of 2028 and allow the Company to apply certain surplus interest payments against future quarterly interest payments. As of December 31, 2019, the Company had $85.9 million in aggregate borrowings outstanding under three senior secured promissory notes (the “2017 Notes”). The unpaid principal amounts of the 2017 Notes bear interest at the following rates until the maturity date on March 30, 2033, with interest payable quarterly in arrears as follows: 1% per annum from April 1, 2019 through December 31, 2023; 2% per annum from January 1, 2024 through December 31, 2028; and 10% per annum from January 1, 2029 through the maturity date. Commencing with the delivery to the Noteholders of the financial statements for the fiscal year ending December 31, 2019, the Company is required to remit 50% of excess cash flow each year to the Noteholders to be applied as a principal reduction to the outstanding balance of the debt. The 2017 Notes generally rank senior in right of payment to any existing or future subordinated indebtedness of the Credit Parties (as defined below). The Company may at any time upon 30 days’ notice to the Noteholders redeem all or part of the 2017 Notes at a redemption price equal to 101% of the principal amount redeemed plus any accrued and unpaid interest thereon. The 2017 Notes were entered into on July 27, 2017 as a result of a refinancing of the Company’s then outstanding senior notes with the same aggregate principal amount through the execution of the Senior Secured Note Purchase Agreement, dated as of the same date (as amended, the “Note Purchase Agreement”), with NHI and HCS as guarantors (together with the Company, collectively, the “Credit Parties”).

On April 1, 2019 and on July 1, 2019, the Company made payments under the 2017 Notes totaling $2.6 million. The actual aggregate amounts due for those dates totaled $0.4 million. Under the terms of the Amendment, the Company is permitted to apply the payment surplus of $2.2 million against future quarterly interest payments. Therefore, the Company will not have another quarterly interest payment due until April 1, 2022.

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

Under the terms of the Amendment, the Company issued to the Noteholders 9,000,000 shares of common stock of the Company and ten-year warrants allowing the Noteholders to purchase up to 22,250,000 shares of the Company’s common stock at an exercise price of $0.01 per share. These warrants can be exercised at any time prior to expiration. See the Company’s discussion in Note 10 to the consolidated financial statements for additional information regarding the Amendment.

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

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case included NMFC and NovaStar Mortgage, Inc. ("NMI"), wholly-owned subsidiaries of the Company, and NMFC's individual directors, several securitization trusts sponsored by the Company (“affiliated defendants”) and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, the plaintiff filed an amended complaint. The plaintiff seeks monetary damages, alleging that the defendants violated sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by the plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff's claims, which the court granted on March 31, 2011, with leave to amend. The plaintiff filed a second amended complaint on May 16, 2011, and the Company again filed a motion to dismiss. On March 29, 2012, the court dismissed the plaintiff's second amended complaint with prejudice and without leave to replead. The plaintiff filed an appeal. On March 1, 2013, the appellate court reversed the judgment of the lower court, which had dismissed the case. Also, the appellate court vacated the judgment of the lower court which had held that the plaintiff lacked standing, even as a class representative, to sue on behalf of investors in securities in which plaintiff had not invested, and the appellate court remanded the case back to the lower court for further proceedings. On April 23, 2013 the plaintiff filed its memorandum with the lower court seeking a reconsideration of the earlier dismissal of plaintiff's claims as to five offerings in which plaintiff was not invested, and on February 5, 2015 the lower court granted plaintiff's motion for reconsideration and vacated its earlier dismissal. On March 8, 2017, the affiliated defendants and all other parties executed an agreement to settle the action, with the contribution of the affiliated defendants to the settlement fund being paid by their insurance carriers. The court certified a settlement class and granted preliminary approval to the settlement on May 10, 2017.  One member of the settlement class objected to the settlement and sought a stay of the final settlement approval hearing on the ground that it did not receive notice of the settlement and had no opportunity to timely opt out of the class.  After the court rejected the motion for a stay, the objector filed an appeal and requested a stay of the district court proceedings pending disposition of the appeal. The court of appeals denied the temporary stay of the district court proceedings and on October 19, 2018 dismissed the appeal as moot.  Following the court of appeals’ denial of the objector’s petition for rehearing, the district court on March 7, 2019 held a fairness hearing.  On March 8, 2019, the district court issued a memorandum and order approving the settlement as fair, reasonable and adequate, and dismissing the action with prejudice. Following entry of judgment, the objector filed a notice of appeal on March 26, 2019 and their opening brief was filed on June 28, 2019.  The defendants answered on September 27, 2019, and the objector replied on October 18, 2019.  Oral argument was held on February 19, 2020.  Assuming the settlement approval becomes final, which is expected, the Company will incur no loss. The Company believes that the Affiliated Defendants have meritorious defenses to the case and, if the settlement approval does not become final, expects them to defend the case vigorously.

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

The parties have reached a settlement of this matter.  On October 25, 2018, the bankruptcy court overseeing the Company's bankruptcy case entered an order approving the settlement, and on November 19, 2018, the New York State Court "so ordered" a Stipulation of Voluntary Discontinuance terminating the case.  Pursuant to the terms of the settlement agreement, the required upfront payment of $0.3 million was made on March 1, 2019.  The settlement also requires equal quarterly installments over a three years period, which total an additional $0.3 million.  Based on the probability of all contingencies associated with the settlement being satisfied, the Company recorded an expense in the second quarter of 2018 in the Reorganization Items, net expense line item of the income statement and the short and long-term liability totals in the applicable Accrued Settlement Claims lines per the consolidated balance sheet.

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

Note 10. Troubled Debt Restructuring

The Company evaluated whether the terms of the Amendment, as discussed in Note 8 to the consolidated financial statements, qualified as a troubled debt restructuring under applicable accounting standards. The Company determined that this transaction did qualify. Under the terms of the Amendment, there were no transfers of other assets and there was no gain or loss recorded on this transaction.

The outstanding balance on the 2017 Notes as of December 31, 2019 and 2018 was $86.8 and $85.9, respectively. At the time of the troubled debt restructuring, the carrying value of the debt was decreased by the fair value of the common stock and warrants issued by the Company under the terms of the Amendment of $0.3 and $0.6 million, respectively, less the total accrued interest from July 1, 2019 through August 8, 2019 of $0.5 million at the original variable rate equal to LIBOR plus 3.5% per annum. Future interest expense is computed using the effective interest method.

The carrying value of long-term debt is as follows (in thousands):

	December 31, 2019	December 31, 2018
Principal balance, 2017 Notes	$85,938	$85,938
Unamortized debt premium, 2017 Notes	886	-
Other long-term debt	-	31
Total long-term debt	$86,824	$85,969

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

The estimated fair values of the Company's financial instruments are as follows as of December 31, 2019 and 2018 (in thousands):

	As of December 31,
	2019		2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Equity securities (Level 1)	$-	$-	$1	$1
Financial liabilities:
Senior notes (Level 3)	$86,824	$21,289	$85,938	$24,659

Valuation Methods and Processes

The equity securities are valued based on quoted market prices and are included in other current assets on the consolidated balance sheets. All equity securities held by the Company were sold during the third quarter of 2019. The senior notes in the table above are not measured at fair value in the consolidated balance sheets but are required to be disclosed at fair value. The fair value of the senior notes has been estimated using Level 3 methodologies, based on significant unobservable inputs that are supported by little or no market activity, such as discounted cash flow calculations based on internal cash flow forecasts. No assets or liabilities have been transferred between levels during any period presented.

Senior Notes — The fair value is estimated by discounting future projected cash flows using a discount rate commensurate with the risks involved. The interest rate used in calculating the fair value on the senior notes is three-month LIBOR plus 3.5% per annum until maturity in March 2033. The three-month LIBOR used in the analysis was projected using a forward interest rate curve.

Goodwill — See Note 6 to the consolidated financial statements for more information on the goodwill impairment assessments performed in 2019.

Financial assets reported at fair value on a nonrecurring basis include the following (in thousands):

	December 31, 2019
	Fair Value (Level 3)	Gains and (Losses)
Goodwill	$3,905	$(4,300)

Activity during 2019 for Goodwill, the Company's only Level 3 asset, measured on a nonrecurring basis is included in the following table (in thousands):

Goodwill Activity:
Balance, December 31, 2018	$8,205
Impairment charge	(4,300)
Balance, December 31, 2019	$3,905

Note 12. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options and nonvested shares. The computations of basic and diluted earnings per share for 2019 and 2018 (dollars in thousands, except share and per share amounts) are as follows:

	For the Years Ended December 31,
	2019	2018
Numerator, in thousands:
Net income (loss) available to common shareholders	$(10,225)	$6,134

Denominator:
Weighted average common shares outstanding – basic	100,472,515	93,961,799

Weighted average common shares outstanding – dilutive:
Weighted average common shares outstanding – basic	100,472,515	93,961,799
Stock options	—	—
Common stock warrants	—	—
Nonvested shares	—	508,258
Weighted average common shares outstanding – dilutive	100,472,515	94,470,057

Basic earnings (loss) per share:
Net income (loss) available to common shareholders	$(0.10)	$0.07

Diluted earnings (loss) per share:
Net income (loss) available to common shareholders	$(0.10)	$0.06

Options and warrants to purchase shares of common stock were outstanding during each period as presented below (in thousands, except exercise price), but were not included in the computation of diluted earnings (loss) per share because the number of shares assumed to be repurchased was greater than the number of shares to be obtained upon exercise, therefore, the effect would be anti-dilutive.

	For the Years Ended December 31,
	2019	2018
Number of stock options (in thousands)	24	72
Weighted average exercise price of stock options	$1.00	$1.17

There have been no options granted during 2018 or 2019. During 2018, the Company granted 3.3 million shares to the Board, and all of these shares vested in 2019. During 2019, the Company granted 4.5 million shares to the directors, officers and other members of management, of which 2.4 million of these shares vested during the year.  The remaining 2.1 million shares will vest equally in 2020 and 2021, assuming the grantees are still directors at the vest date. As of December 31, 2019 and 2018, respectively, the Company had approximately 2.2 million and 4.2 million non-vested shares outstanding. The weighted average impact of 0.1 million and 0.8 million non-vested shares and common stock warrants of 22.3 million granted in the debt restructure were not included in the calculation of earnings per share for 2019 and 2018, respectively, because they were anti-dilutive.

Note 13. Income Taxes

The components of income tax expense (benefit) from continuing operations are (in thousands):

	For the Years Ended December 31,
	2019	2018
Current:
Federal	$(11)	$(113)
State and local	36	(176)
Total current	$25	$(289)

Below is a reconciliation of the expected federal income tax expense (benefit) using the federal statutory tax rate of 21% to the Company’s actual income tax benefit and resulting effective tax rate (in thousands).

	For the Years Ended December 31,
	2019	2018

Income tax expense (benefit) at statutory rate	$(2,949)	$984

State income taxes, net of federal tax benefit	36	36
Valuation allowance	2,528	(688)
Change in federal tax rate	—	—
Change in state tax rate	—	—
Bankruptcy reorganization	9	17
Uncertain tax positions	—	(371)
Other	401	(267)
Total income tax expense (benefit)	$25	$(289)

Prior to 2018, the Company concluded that it was no longer more likely than not that it would realize a portion of its deferred tax assets. As such, the Company maintained a full valuation allowance against its net deferred tax assets as of both December 31, 2019 and 2018.

The Company's determination of the realizable deferred tax assets requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods. As of December 31, 2019 and 2018, the Company maintained a valuation allowance of $166.5 million and $164.0 million, respectively, for its deferred tax assets.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 are (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Federal NOL carryforwards	$152,705	$153,139
State NOL carryforwards	9,003	9,016
Goodwill impairment, HCS	1,084	—
Business interest expense limitation	1,877	—
Other	1,876	1,866
Gross deferred tax asset	166,545	164,021
Valuation allowance	(166,545)	(163,992)
Deferred tax asset	—	29
Deferred tax liabilities:
Other	—	29
Deferred tax liability	—	29
Net deferred tax asset	$—	$—

The other deferred tax assets consist of differences in various accrued expenses, debt restructuring expenses, goodwill and intangible asset book to tax differences, and various other book to tax differences.

As of December 31, 2019, the Company had a federal NOL of approximately $727.2 million, including $250.3 million in losses on mortgage securities that have not been recognized for income tax purposes. The federal NOL may be carried forward to offset future taxable income, subject to applicable provisions of the Internal Revenue Code (the "Code"). If not used, these NOLs will expire in years 2025 through 2037. Due to tax reform enacted in 2017, NOLs created after 2017 carry forward indefinitely; the portion of NOLs that will not expire is $92.6 million. The Company has state NOL carryforwards arising from both combined and separate filings from as early as 2004. The state NOL carryforwards may expire as early as 2018 and as late as 2037.

The activity in the accrued liability for unrecognized tax benefits for the years ended December 31, 2019 and 2018 was (in thousands):

	For the Years Ended December 31,
	2019	2018
Beginning balance	$11	$328
Gross increases – tax positions in current period	—	1
Lapse of statute of limitations	(11)	(318)
Ending balance	$—	$11

Accounting for income taxes, including uncertain tax positions, represents management's best estimate of various events and transactions, and requires significant judgment. As of December 31, 2019, there were no unrecognized tax benefits, and as of December 31, 2018, the total gross amount of unrecognized tax benefits was $0.01 million, which also represents the total amount of unrecognized tax benefits that would impact the effective tax rate. The change in unrecognized tax benefits of $0.01 million was due the lapse of statute of limitations in 2019. The Company does not expect any other significant change in the liability for unrecognized tax benefits in the next twelve months. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. The benefit for interest and penalties recorded in income tax expense was not significant for 2019 and 2018. There were accrued interest and penalties of less than $0.1 million as of both December 31, 2019 and 2018. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. Tax years 2016 to 2019 remain open to examination for both U.S. federal income tax and major state tax jurisdictions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures were not effective as of December 31, 2019, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2019 based on the framework set forth in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation and its assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019.

Description of Material Weakness

As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations above, in July 2017, we acquired HCS, which now is our primary business activity. Prior to the HCS Acquisition, HCS was a privately-owned business with limited administrative and accounting resources, accounting software inappropriate for the size of the business and generally weak accounting processes, procedures and controls. Specifically, material weaknesses existed in HCS's processes, procedures and controls with respect to revenue, receivables, payment of payroll taxes and estimating various accrued expenses.

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

Changes in Internal Control Over Financial Reporting

We are working to remediate the material weakness discussed above. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In designing and operating a control system, one must consider the potential benefits of controls relative to their costs and the reality of limited resources available to allocate to control activities, particularly in smaller companies. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any control will meet its objectives under all potential future conditions. Because of such inherent limitations in any control system, there can be no absolute assurance that control issues, misstatements, and/or fraud will be prevented or detected.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

Howard M. Amster, age 72, has been a member of the Board since 2009. Mr. Amster currently is an owner and operator of multiple real estate investments. Since March 1998, Mr. Amster has served as President of Pleasant Lake Apts. Corp., the corporate general partner of Pleasant Lake Apts. Limited Partnership. Mr. Amster also serves as a director of Maple Leaf Financial, Inc., the holding company for Geauga Savings Bank. Since June 2015, Mr. Amster also has served as a Financial Advisor at McDonald Partners, LLC, a securities brokerage firm. From 2000 to May 2015, Mr. Amster served as a Principal with Ramat Securities Ltd., a securities brokerage firm. From 1992 to 2000, Mr. Amster was an investment consultant with First Union Securities (formerly EVEREN Securities and formerly Kemper Securities). The Board believes Mr. Amster’s qualifications to serve on the Board include his investment experience and his service as a director of public companies.

Howard Timothy Eriksen, age 51, has been a member of the Board since April 2018. Mr. Eriksen has been the Chief Executive Officer and Interim Chief Financial Officer of Solitron Devices, Inc. (“Solitron”), a manufacturer of solid-state semiconductor components, since July 2016. Mr. Eriksen also serves as the Managing Member of Eriksen Capital Management LLC (“ECM”), a Lynden, Washington based investment advisory firm that he founded in 2005. Previously, Mr. Eriksen worked for Walker’s Manual, Inc., a publisher of books and newsletters on micro-cap stocks, unlisted stocks and community banks, from 2004 to 2005, and prior to that for Kiewit Pacific Co, a subsidiary of Peter Kiewit Sons, a construction and mining services company, as an administrative engineer on the Benicia Martinez Bridge project. Mr. Eriksen has been a member of the board of directors of Solitron since August 2015. Mr. Eriksen received a Bachelor of Arts from The Master’s University and a Master of Business Administration from Texas A&M University.  The Board believes that Mr. Eriksen’s qualifications to serve on the Board include his financial expertise and operating experience at other small-cap companies.

Barry A. Igdaloff, age 65, has been a member of the Board since 2009. Mr. Igdaloff served as the sole proprietor of Rose Capital, a registered investment advisor in Columbus, Ohio, since 1995. Mr. Igdaloff has been a director of Dynex Capital, Inc. since 2000. Previously, Mr. Igdaloff was a director of Guest Supply, Inc. prior to its acquisition by Sysco Foods in 2001.  Prior to entering the investment business, Mr. Igdaloff was an employee of Ernst & Whinney’s international tax department.  Mr. Igdaloff is a non-practicing CPA and a non-practicing attorney. The Board believes Mr. Igdaloff’s qualifications to serve on the Board include his financial expertise, his years of experience as an investment advisor, attorney, and CPA and his service as a director of public companies.

Lee D. Keddie, age 51, has been a member of the Board since April 2018. Mr. Keddie has been President and Chief Executive Officer of CompuMed Inc. (OTC:CMPD) (“CompuMed”), an enterprise telemedicine solutions company, since November 2015. In addition, he has been President and Chief Executive Officer of Value Creation Management Group LLC, a company that invests in and provides consulting to companies that need operational improvement, since September 2014. Previously, Mr. Keddie spent 13 years with HKX, Inc., a developer of control systems for excavators, as a Co-Owner, President & General Manager, from January 1999 to September 2013. Prior to his business leadership roles, Mr. Keddie spent over eight years in both the commercial and military sectors of the aircraft industry. He has been a member of the board of directors of CompuMed since November 2014 and of Stephan Co. (OTC:SPCO), a manufacturer of hair care products, since March 2015. Mr. Keddie was a board member of Essex Rental Corp. (NASDAQ:ESSX), a company that rents and distributes construction lifting equipment, from June 2015 to February 2017. Mr. Keddie is a professional engineer, and received an Honors Co-op Mechanical Engineering Degree from the University of Waterloo, and spent two additional years at the University of Toronto in Aerospace Studies.  The Board believes Mr. Keddie’s qualifications to serve on the Board include his extensive operating expertise and experience as a director of public companies.

David W. Pointer, age 50, has been our Chief Executive Officer and Chairman of the Board since March 27, 2018. He has served as the Managing Partner of V.I. Capital Management, LLC, a registered investment advisory firm that he founded, since January 2008. Prior to that, Mr. Pointer was a Senior Portfolio Manager and Senior Vice President at ICM Asset Management, an employee owned investment manager, from September 2003 to September 2007, as well as Portfolio Manager at AIM/INVESCO Investments, an investment management firm, from July 1999 to August 2003. Mr. Pointer has served on the Board of Directors of CompuMed an enterprise telemedicine solutions company, since December 2013 and as Chairman since October 2014, and as Co-Chief Executive Officer from November 2015 to January 2016. He also has served on the Board of Directors of Solitron Devices, Inc., a manufacturer of solid-state semiconductor components, since August 2015 and as Chairman since July 2016. Previously, Mr. Pointer served on the Board of Directors of ALCO Stores, Inc., a retailer, from September 2014 to June 2015. Mr. Pointer has taught Corporate Finance as an adjunct faculty in Whitworth University’s MBA program as well as Gonzaga University’s MBA program and is an expert in financial analysis and financial markets. Mr. Pointer holds a Bachelor of Science in Business Administration from Central Washington University and a Master of Business Administration from the Wharton School of Business at the University of Pennsylvania. Mr. Pointer is a member of the CFA Institute and a Chartered Financial Analyst.

Carolyn K. Campbell, age 49, has served as our Chief Financial Officer since August 2017. She previously worked as an independent contractor in internal audit and tax roles for various businesses from July 2016 to August 2017. From 2007 to March 2016, Ms. Campbell served as the Company’s Internal Audit Manager and was responsible for overseeing corporate audit processes and developing and implementing risk-based audit plans and internal controls over financial recordkeeping and reporting. From 2001 to 2004, Ms. Campbell was an internal auditor with Butler Manufacturing Company, a construction engineering company. From 1995 to 2001, Ms. Campbell was employed by Houlihan’s Restaurant Group, a developer of restaurant concepts, most recently as a tax analyst. Ms. Campbell holds a Bachelor of Science in Business Administration from the University of Central Missouri.

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

Board and Committee Meetings

During 2019, there were 6 meetings of the Board, 4 meetings of the Audit Committee, 2 meetings of the Compensation Committee and no meetings of the Nominating and Corporate Governance Committee, not including actions taken outside of a meeting by unanimous written consent. Each director participated in at least 75% of the meetings of the Board and the committees on which he served during the periods for which he has been a director or committee member. We have no written policy regarding director attendance at our annual meetings of shareholders.

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

The charter of the Compensation Committee permits the Compensation Committee to engage outside consultants. In 2019, the Compensation Committee did not retain a compensation consultant.

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

Item 11. Executive Compensation

DIRECTOR COMPENSATION

The following table presents a summary of the compensation earned by each director who served on the Board during the fiscal year ended December 31, 2019, other than our Chief Executive Officer Mr. Pointer, whose compensation is described in the Executive Compensation section below:

Name	Fees earned or paid in cash	Stock Awards (1) (2)	Total
Barry A. Igdaloff	$60,875	$23,400	$84,275
Howard M. Amster	$27,750	$19,500	$47,250
Howard Timothy Eriksen	$27,750	$19,500	$47,250
Lee D. Keddie	$32,750	$19,500	$52,250

(1)	Represents the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718.
(2)	Represents the grant date fair value of 500,000 shares of restricted stock granted to each of the non-employee directors, except Mr. Igdaloff received 600,000 shares, on October 1, 2019, pursuant to the terms and conditions of the 2015 Incentive Plan and each director’s respective award agreement. These shares vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date.

On September 20, 2019, the Board approved base compensation for each of the Company’s non-employee directors, Barry A. Igdaloff, Howard M. Amster, Howard Timothy Eriksen and Lee D. Keddie, in an amount of $36,000 per annum, payable in cash on a quarterly basis and 500,000 shares of restricted stock.  The Board approved additional compensation for the chairmen of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee in the amounts of $15,000, $5,000, and $5,000 per annum, respectively, payable in cash on a quarterly basis. In addition, the Board approved additional compensation for the Lead Director of 100,000 shares of restricted stock.

In payment of the equity component of the directors' base compensation as discussed above, on October 1, 2019, each of the non-employee directors received 500,000 shares of restricted stock, except Mr. Igdaloff received 600,000 shares, pursuant to the terms and conditions of the 2015 Incentive Plan and each director’s respective award agreement. These shares vest at 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date.

EXECUTIVE COMPENSATION

Our named executive officers during 2019 (each a “Named Executive Officer”) were(i) David W. Pointer, our Chief Executive Officer and Chairman of the Board, (ii) Carolyn K. Campbell, our Chief Financial Officer and (iii) Richard M. Rector, formerly President of HCS.

Summary Compensation Table

The following table sets forth the compensation of our Named Executive Officers for the periods indicated.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	All Other Compensation	Total
David W. Pointer (2) (3)	2019	$131,154	$150,000	$100,000	$90	$381,244
Chief Executive Officer and Chairman	2018	$72,693	$60,000	$—	$66	$132,758
Carolyn K. Campbell (4)	2019	$150,000	$46,750	$12,500	$340	$209,590
Chief Financial Officer	2018	$144,904	$42,500	$—	$356	$187,760
Richard M. Rector (5)	2019	$80,524	$—	$—	$112,500	$193,025
Former President, Healthcare Staffing, Inc.	2018	$225,000	$52,000	$—	$64,095	$341,095

(1)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(2)	Mr. Pointer serves as the Chief Executive Officer of both Novation and HCS.
(3)	Represents the grant date fair value of 2,000,000 shares of restricted stock granted to Mr. Pointer on January 22, 2019. 100% of these shares vested on October 1, 2019.
(4)	Represents the grant date fair value of 250,000 shares of restricted stock granted to Ms. Campbell on January 22, 2019. 100% of these shares vested on October 1, 2019.
(5)	Mr. Rector resigned from his positions with HCS effective April 2019. Other compensation for 2019 includes severance paid to Mr. Rector under the terms of his employment agreement. Other compensation for 2018 includes a payment to Mr. Rector for his buyout of accrued paid time off pursuant to the HCS paid time off policy and certain tax waivers per the HCS Purchase Agreement.

Outstanding Equity Awards at Fiscal Year-End 2019

There were no outstanding equity incentive plan awards for our Named Executive Officers as of December 31, 2019.

Employment Agreements and Arrangements with Named Executive Officers

David W. Pointer

Mr. Pointer entered an employment agreement with the Company on October 1, 2019 (the “Pointer Employment Agreement”). Mr. Pointer's base salary is $250,000, and he is eligible to earn an annual bonus, based on performance benchmarks, and to participate in any equity programs of the Company, at the Company's discretion. The Pointer Employment Agreement has an indefinite term and provided that Mr. Pointer is an employee “at-will,” and his employment may be terminated at any time by either party, with or without cause, for any reason or no reason. If Mr. Pointer’s employment is terminated by the Company other than for “cause” or by Mr. Pointer for “good reason” (each as defined in the Pointer Employment Agreement), Mr. Pointer will receive, over a period of 6 months following termination, compensation at an annual rate equal to his then-existing annual base salary.

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

Richard M. Rector

Richard M. Rector, formerly President of HCS,resigned from his positions with HCS effective April 2019. Mr. Rector entered an employment agreement with the Company and HCS on July 27, 2017 (the “Rector Employment Agreement”). Mr. Rector’s base salary was $225,000, and he was eligible to earn a quarterly bonus, based on the Company’s EBITA achievement, and to participate in the Company’s 2015 Incentive Stock Plan. The Rector Employment Agreement also provided for a grant of 1,000,000 restricted shares of the Company’s common stock pursuant to the terms of the Rector Employment Agreement and the Company’s 2015 Incentive Stock Plan. The Rector Employment Agreement had an indefinite term and provided that Mr. Rector was an employee “at-will,” and his employment could be terminated at any time by either party, with or without cause, for any reason or no reason. If Mr. Rector’s employment was terminated by the Company other than for “cause” or by Mr. Rector for “good reason” (each as defined in the Rector Employment Agreement), Mr. Rector would receive, over a period of 6 months following termination, compensation at an annual rate equal to his then-existing annual base salary and immediate vesting of any Novation restricted shares that were scheduled to vest within one year after the date of termination of employment, if any, pursuant to Novation’s 2015 Incentive Stock Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth sets forth certain information with respect to beneficial ownership of the Company’s common stock as of March 23, 2020 by: (i) each person, or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors and named executive officers, and (iii) all of our current directors and executive officers as a group. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The information relating to 5% beneficial owners is based on information we received from such holders. Except as otherwise set forth below, the address of the persons listed below is c/o Novation Companies, Inc., 9229 Ward Parkway, Suite 340, Kansas City, MO 64114.

	Beneficial Ownership of Common Stock
Name of Beneficial Owner	Shares	Percent of Class (1)
Directors and Named Executive Officers
Howard M. Amster (2)	3,538,623	3.1%
Howard Timothy Eriksen (3)	1,333,333	1.2%
Barry A. Igdaloff (4)	10,170,376	9.1%
Lee D. Keddie (5)	1,333,333	1.2%
Carolyn K. Campbell (6)	565,000	*
David W. Pointer (7)	4,000,000	3.6%
Richard M. Rector (8)	—	—
All current directors and executive officers as a group (6 persons) (9)	20,940,665	18.6%

5% Beneficial Owners
Massachusetts Mutual Life Insurance Company (10)	19,258,775	17.1%

*	Less than 1%
(1)

Based on 114,655,893 shares of common stock outstanding as of March 17, 2020.  Shares of common stock issuable upon exercise of options, warrants or other rights or the conversion of other convertible securities beneficially owned that are exercisable or convertible within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such securities and rights and all directors and executive officers as a group.

(2)	Consists of 3,026,567 shares of common stock, 500,000 shares of unvested restricted stock and 12,056 shares of common stock issuable upon exercise of options held directly.
(3)	Consists of 833,333 shares of common stock and 500,000 shares unvested restricted stock.
(4)

Consists of 6,101,306 shares of common stock, 600,000 shares of unvested restricted stock and 12,056 shares of common stock issuable upon exercise of options held directly; and 3,457,014 shares of common stock controlled by Mr. Igdaloff as a registered investment advisor.

(5)	Consists of 833,333 shares of common stock and 500,000 shares unvested restricted stock.
(6)	Consists of 400,000 shares of common stock and 165,000 shares of unvested restricted stock.
(7)	Consists of 2,000,000 shares of common stock and 2,000,000 shares of unvested restricted stock.
(8)	Mr. Rector resigned from his positions with the Company and its subsidiaries effective April 2019.
(9)

Consists of 16,651,553 shares of common stock; 4,265,000 shares of unvested restricted stock; and 24,112 shares of common stock issuable upon exercise of options. Excludes shares beneficially owned by Mr. Rector who is no longer an executive officer of the Company.

(10)

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2019 with respect to compensation plans under which the Company’s common stock may be issued.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders (1)	24,112	$1.00	6,274,211
Equity compensation plans not approved by stockholder	—	—	—
Total	24,112	$1.00	6,274,211

(1)	Represents shares that may be issued pursuant to outstanding options awarded under the 2015 Incentive Plan.

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

Director Independence

The Board has determined that all of our non-employee directors are independent within the meaning of SEC and NASDAQ rules. The Board has also determined that all directors serving on the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are independent within the meaning of SEC and NASDAQ rules. Although the Company’s securities are not listed on NASDAQ, the Company uses the independence standards provided in NASDAQ rules in determining whether or not our directors are independent.

Item 14. Principal Accountant Fees and Services

Audit Fees

The following table presents aggregate fees billed for professional services rendered by Boulay PLLP. There were no other professional services rendered or fees billed by Boulay PLLP.

	For the Fiscal Years Ended December 31,
	2019	2018
Audit fees (1)	$122,000	$118,449
Tax (2)	11,000	60,249
Total	$133,000	$178,698

(1)	Annual audit and quarterly reviews of our consolidated financial statements, assistance with and review of documents filed with the SEC.
(2)	Preparation and filing of annual state and federal income taxes.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy with respect to the pre-approval of all audit and non-audit services provided by our independent registered public accounting firm. All fees paid to our independent registered public accounting firm for fiscal years 2019 and 2018 were pre-approved in accordance with these policies. Generally, the policy requires that the Audit Committee annually approve fees exceeding $50,000 for audit services, audit-related and tax services. Fees expected to exceed $10,000 for all other services must be approved prior to engagement for those services.

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

4.5	Third Amendment to Rights Agreement, dated as of July 20, 2018, between Novation Companies, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 on the Current Report on Form 8-K filed on July 25, 2018).
4.6	Description of the Company's Securities
10.1	Novation Companies, Inc. 2015 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 7, 2015).*
10.2

Form of Restricted Stock Award Agreement for Non-Employee Directors under the Novation Companies, Inc. 2015 Incentive Stock Plan (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed on October 26, 2017).*

10.3

Form of Restricted Stock Award Agreement for Employees under the Novation Companies, Inc. 2015 Incentive Stock Plan (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on October 26, 2017).*

10.4	Amended and Restated 2004 Incentive Stock Plan (as amended May 29, 2014) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 30, 2014).*
10.5	First Amendment to the Company's Amended and Restated 2004 Incentive Stock Plan (incorporated by reference to Appendix A to Form DEF 14A filed on April 25, 2014).*
10.6	Form of Stock Option Agreement under NovaStar Financial, Inc. 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.25.1 to the Current Report on Form 8-K filed on February 4, 2005).*
10.7

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

10.9

Employment Agreement, dated as of October 1, 2019, by and between Novation Companies, Inc. and David W. Pointer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 25, 2019).*

10.10	Employment Agreement, dated as of August 9, 2017, by and between Novation Companies, Inc. and Carolyn Campbell (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed on April 10, 2018).*
10.11

Senior Secured Note Purchase Agreement, dated as of July 27, 2017, among Novation Companies, Inc., Novation Holding, Inc., Healthcare Staffing, Inc., Taberna Preferred Funding I, Ltd., Taberna Preferred Funding II, Ltd., Kodiak CDO I, Ltd., and Wilmington Savings Fund Society, FSB (incorporated by reference to Exhibit 10.1 on the Quarterly Report on Form 10-Q filed on February 26, 2018).

10.12	First Amendment to Senior Secured Note Purchase Agreement (incorporated by reference to Exhibit 10.1 on the Quarterly Report on Form 10-Q filed on August 12, 2019).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Boulay PLLP.
31.1	Principal Executive Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from Novation Companies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the years ended December 31, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018, (iv) Consolidated Statements of Shareholders' Deficit for the years ended December 31, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018, and (vi) the Notes to Consolidated Financial Statements.

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

NOVATION COMPANIES, INC.

DATE:	March 23, 2020	/s/ DAVID W. POINTER
David W. Pointer, Chief Executive Officer and Chairman

DATE:	March 23, 2020	/s/ CAROLYN K. CAMPBELL
Carolyn K. Campbell, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

DATE:	March 23, 2020	/s/ DAVID W. POINTER
David W. Pointer, Chief Executive Officer and Chairman
(Principal Executive Officer)

DATE:	March 23, 2020	/s/ CAROLYN K. CAMPBELL
Carolyn K. Campbell, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

DATE:	March 23, 2020	/s/ HOWARD M. AMSTER
Howard M. Amster, Director

DATE:	March 23, 2020	/s/ HOWARD TIMOTHY ERIKSEN
Howard T. Eriksen, Director

DATE:	March 23, 2020	/s/ BARRY A. IGDALOFF
Barry A. Igdaloff, Director

DATE:	March 23, 2020	/s/ LEE D. KEDDIE
Lee D. Keddie, Director