Form 10-Q
period 2020-03-31
NOVATION COMPANIES, INC.
filed 2020-05-13
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of the Registrant's Common Stock outstanding on May 8, 2020 was 114,655,893.

NOVATION COMPANIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2020

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

NOVATION COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2020 (unaudited)	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,589	$2,032
Accounts and unbilled receivables	6,364	6,583
Prepaid expenses	692	647
Other	15	21
Total current assets	8,660	9,283
Non-current assets:
Goodwill	3,905	3,905
Intangible assets, net	5,485	5,784
Property and equipment, net	103	125
Operating lease right-of-use asset	266	316
Other	5	4
Total non-current assets	9,764	10,134
Total assets	$18,424	$19,417

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$465	$524
Accrued compensation and benefits payable	2,359	2,717
Health and wellness program liability	492	492
Operating lease liability	190	205
Accrued claim settlements	246	246
Other	46	36
Total current liabilities	3,798	4,220

Non-current liabilities:
Senior notes, including debt premium	87,631	86,824
Accrued claim settlements	246	307
Operating lease liability	88	125
Total non-current liabilities	87,965	87,256
Total liabilities	91,763	91,476

Shareholders' deficit:
Common stock, $.01 par value per share, 780,000,000 shares authorized:
114,655,893 and 112,355,893 and shares issued and outstanding as of March 31, 2020 and December 31, 2019 respectively	1,146	1,123
Additional paid-in capital	746,123	746,112
Accumulated deficit	(820,608)	(819,294)
Total shareholders' deficit	(73,339)	(72,059)
Total liabilities and shareholders' deficit	$18,424	$19,417

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited; in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Service fee income	$14,033	$15,854
Cost and expenses:
Cost of services	12,560	14,097
General and administrative expenses	1,979	2,258
Operating loss	(506)	(501)

Other income (expense)	13	(19)
Interest expense	(810)	(1,381)
Reorganization items, net	—	(31)

Loss before income taxes	(1,303)	(1,932)
Income tax expense (benefit)	11	(7)
Net loss	(1,314)	(1,925)

Other comprehensive income:
Unrealized gain on marketable securities	—	1
Total other comprehensive income	—	1
Total comprehensive loss	$(1,314)	$(1,924)

Loss per share:
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)
Weighted average common shares outstanding:
Basic	110,188,393	94,970,561
Diluted	110,188,393	94,970,561

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited; in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Deficit
Balance, December 31, 2019	$1,123	$746,112	$(819,294)	$—	$(72,059)
Issuances of nonvested stock	23	(23)	—	—	—
Compensation recognized under stock compensation plans	—	34	—	—	34
Net loss	—	—	(1,314)	—	(1,314)
Balance, March 31, 2020	$1,146	$746,123	$(820,608)	$—	$(73,339)

Balance, December 31, 2018	$991	$745,104	$(809,050)	$(1)	$(62,956)
Issuances of nonvested stock	25	(25)	—	—	—
Compensation recognized under stock compensation plans	—	70	—	—	70
Net loss	—	—	(1,925)	—	(1,925)
Adjustment to retained earnings for adoption of accounting standard	—	—	(19)	—	(19)
Other comprehensive income	—	—	—	1	1
Balance, March 31, 2019	$1,016	$745,149	$(810,994)	$—	$(64,829)

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,314)	$(1,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	299	299
Amortization of debt premium and prepaid interest into interest expense	807	—
Amortization of prepaid expenses	245	293
Depreciation expense	22	7
Lease expense	(2)	(13)
Loss on disposal of fixed assets	11	—
Compensation recognized under stock compensation plans	34	70
Changes in operating assets and liabilities:
Accounts and unbilled receivables	219	(283)
Accounts payable and accrued expenses	(59)	6
Accrued compensation and benefits payable	(358)	340
Accrued interest payable	—	43
Accrued claim settlements	(61)	(274)
Other current assets and liabilities, net	(275)	(462)
Other noncurrent assets and liabilities, net	—	(166)
Net cash used in operating activities	(432)	(2,065)

Cash flows from investing activities:
Purchase of property and equipment	(11)	(7)
Net cash used in investing activities	(11)	(7)

Cash flows from financing activities:
Borrowings under revolving line of credit	—	8,685
Repayments of borrowings under revolving line of credit	—	(10,633)
Paydowns of long-term debt	—	(31)
Net cash used in financing activities	—	(1,979)

Net decrease in cash and cash equivalents	(443)	(4,051)
Cash and cash equivalents, beginning of period	2,032	9,249
Cash and cash equivalents, end of period	$1,589	$5,198

Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$1,353

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the period ended March 31, 2020 (unaudited)

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

Prior to the Company's acquisition of HCS in 2017, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. During 2018, the Company sold all but 33 non-performing mortgage securities. The Company retains clean-up call rights associated with prior servicing activities, and has determined these clean-up call rights have no fair value as of March 31, 2020 and December 31, 2019.

Liquidity and Going Concern – During the three months ended March 31, 2020, the Company incurred a net loss of $1.3 million and generated negative operating cash flow of $0.4 million. As of March 31, 2020, the Company had an overall shareholders deficit of $73.3 million, an aggregate of $1.6 million in cash and cash equivalents and total liabilities of $91.8 million. Of the $1.6 million in cash, $0.6 million is held by the Company's subsidiary NovaStar Mortgage LLC ("NMLLC"). This cash is available only to pay general creditors and expenses of NMLLC.

From January 2019 through August 2019, the Company had a significant on-going obligation to pay interest under its senior notes agreement at LIBOR plus 3.5% per annum, payable quarterly in arrears until maturity on March 30, 2033, leading to a significant annual cash outflow. In addition, HCS has experienced lower than anticipated cash flows due to increased costs and changes in customers. These items have led to substantial doubt about the Company's ability to continue as a going concern.

Management continues to work toward expanding HCS’s customer base by increasing revenue from existing customers, looking at methods to reduce overall operating costs, both at HCS and the corporate level, and targeting new customers that have not previously been served by HCS. As disclosed in Note 5 to the condensed consolidated financial statements, the Company was successful in amending the senior note agreements to lower the interest rate and receive future credit for cash interest payments made in 2019 in exchange for the issuance of common stock and warrants. Based on the terms of the amendment, the Company is not required to make cash interest payments on the senior notes from August 2019 through March 2022, leading to significant cash savings for the Company. This amendment to the Note Purchase Agreement and waiver of interest payments through April 2022 has significantly improved our forecasted cash position over the next year.

In addition, the recent developments of the coronavirus (COVID-19) has resulted in the layoff of approximately 8% of the Company’s employees based on a reduction in Georgia CSB customer needs. As HCS relies on providing healthcare staffing services to generate income, this has decreased our service fee income, and direct cost of services, accordingly. Based on the timing of these layoffs, the impact to our operations will be reflected in the second quarter condensed consolidated statement of operations. While the Company anticipates the majority of these employees will be rehired once customer demand returns, there can be no assurance this will occur. In addition, there is general concern about a resurgence of COVID-19 once stay-at-home orders around the country are lifted.

Our historical operating results and poor cash flow suggest substantial doubt exists related to the Company's ability to continue as a going concern. There is still significant uncertainty regarding the future impact that  COVID-19 will have on our business. Based on these uncertainties, there is no guarantee the Company's cash position will cover current obligations. As a result, we have not been able to alleviate the substantial doubt about the Company's ability to continue as a going concern for at least one year after the date that these condensed consolidated financial statements are issued.

Condensed Consolidated Financial Statement Presentation – The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expense during the period. The Company uses estimates and judgments in assessing the recoverability of its long-lived assets, impairments, and accounting for income taxes, including the determination of the timing of the establishment or release of the valuation allowance related to the deferred tax asset balances and reserves for uncertain tax positions. While these condensed consolidated financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ significantly from those estimates, and the amounts could be material.

The Company's condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements. The Company's condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included herein and the consolidated financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K").

Note 2. Revenue; Accounts and Unbilled Receivables

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

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
Type of Customer
CSB	$13,767	98.1%	$15,255	96.2%
Other	266	1.9%	599	3.8%
Total	$14,033	100.0%	$15,854	100.0%

Accounts and unbilled receivables are summarized as follows, in thousands:

	March 31, 2020 (unaudited)	December 31, 2019
Accounts receivable	$4,234	$4,083
Unbilled receivables (Contract Assets)	2,139	2,500
Allowance for doubtful accounts	(9)	—
Total	$6,364	$6,583

During the three months ended March 31, 2020, 59% of service fee income was generated from three customers. For the three months ended March 31, 2019, 50% of service fee income was generated from three customers. As of March 31, 2020 and March 31, 2019, 67% and 48% of accounts receivables and unbilled receivables were due from four and three customers, respectively. At March 31, 2020 and March 31, 2019, 97% and 95% of accounts receivables and unbilled receivables were due from 12 and 14 Community Service Board customers, respectively.

Note 3. Goodwill and Intangible Assets

	March 31, 2020 (unaudited)			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived assets (in thousands)
Goodwill	$3,905	$-	$3,905	$3,905	$-	$3,905
Tradenames	1,147	-	1,147	1,147	-	1,147
	$5,052	$-	$5,052	$5,052	$-	$5,052

Finite-lived assets (in thousands)
Customer relationships	$6,895	$2,627	$4,268	$6,895	$2,380	$4,515
Non-compete agreement	627	557	70	627	505	122
	$7,522	$3,184	$4,338	$7,522	$2,885	$4,637

Amortization expense (unaudited, in thousands)
Three Months Ended March 31, 2020 and 2019	$299
Estimated future amortization expense (unaudited, in thousands)
2020	$808
2021	985
2022	985
2023	985
Thereafter	575
Total estimated amortization expense	$4,338

Note 4. Leases

Our leases consist primarily of office space. Leases with an initial term of 12 months or less, and leases which are on a month-to-month basis, are not recorded on the condensed consolidated balance sheets. For these leases we recognize lease expense on a straight-line basis over the lease term. The Company does not have any finance leases.

Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to three years or more. The exercise of lease renewal options is at our discretion. Our lease agreements do not contain any variable lease payments, residual value guarantees or restrictive covenants. The components of lease expense for the three months ended March 31, 2020 and 2019 were immaterial.

As our leases do not provide an implicit interest rate, we use our incremental current borrowing rate in determining the present value of lease payments.

Maturities of lease liabilities were as follows (in thousands):

March 31, 2020 (unaudited)
Remaining 2020	$163
2021	110
2022	20
Thereafter	-
Total	$293
Less interest	15
Present value of lease liabilities	$278

Other information related to the Company's operating leases was as follows (in thousands):

March 31, 2020 (unaudited)
Lease Term and Discount Rate
Weighted average remaining lease term (years)	1.54
Weighted average discount rate	6.75%

Note 5. Borrowings

Note Refinancing and 2017 Notes — On August 9, 2019, the Company and Taberna Preferred Funding I, Ltd. (“Taberna I”), Taberna Preferred Funding II, Ltd. (“Taberna II”) and Kodiak CDO I, Ltd. (“Kodiak” and, together with Taberna I and Taberna II, the “Noteholders”) executed a First Amendment to Senior Secured Note Purchase Agreement (the “Amendment”) amending the terms of the Note Purchase Agreement (as defined below) and the 2017 Notes (as defined below) to, among other things, significantly reduce the interest rate applicable from January 2019 through the third quarter of 2028 and allow the Company to apply certain surplus interest payments against future quarterly interest payments. This amendment qualified as a troubled debt restructuring. As of March 31, 2020, the Company had $85.9 million in aggregate borrowings outstanding under three senior secured promissory notes (the “2017 Notes”). The unpaid principal amounts of the 2017 Notes bear interest at the following rates until the maturity date on March 30, 2033, with interest payable quarterly in arrears as follows: 1% per annum from April 1, 2019 through December 31, 2023; 2% per annum from January 1, 2024 through December 31, 2028; and 10% per annum from January 1, 2029 through the maturity date. Commencing with the delivery to the Noteholders of the financial statements for the fiscal year ended December 31, 2019, the Company is required to remit 50% of excess cash flow each year to the Noteholders to be applied as a principal reduction to the outstanding balance of the debt. The 2017 Notes generally rank senior in right of payment to any existing or future subordinated indebtedness of the Credit Parties (as defined below). The Company may at any time upon 30 days’ notice to the Noteholders redeem all or part of the 2017 Notes at a redemption price equal to 101% of the principal amount redeemed plus any accrued and unpaid interest thereon. The 2017 Notes were entered into on July 27, 2017 as a result of a refinancing of the Company’s then outstanding senior notes with the same aggregate principal amount through the execution of the Senior Secured Note Purchase Agreement, dated as of the same date (as amended, the “Note Purchase Agreement”), with NHI and HCS as guarantors (together with the Company, collectively, the “Credit Parties”).

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

Under the terms of the Amendment, the Company issued to the Noteholders 9,000,000 shares of common stock of the Company and ten-year warrants allowing the Noteholders to purchase up to 22,250,000 shares of the Company’s common stock at an exercise price of $0.01 per share. These warrants can be exercised at any time prior to expiration. At the time of the amendment, the outstanding principal balance of the notes were reduced by the fair value of the common stock and warrants issued by the Company, resulting in debt premium of $0.9 million, offset by accrued interest of $0.5 million. The Company will amortize the debt premium and prepaid interest over the amended term of the Note Purchase Agreement using the effective interest method.

The carrying value of the 2017 Notes is as follows (in thousands):

	March 31, 2020 (unaudited)	December 31, 2019
Principal balance	$85,938	$85,938
Unamortized debt premium	1,694	886
Total, 2017 Notes	$87,631	$86,824

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

The parties have reached a settlement of this matter.  On October 25, 2018, the bankruptcy court overseeing the Company's bankruptcy case entered an order approving the settlement, and on November 19, 2018, the New York State Court "so ordered" a Stipulation of Voluntary Discontinuance terminating the case.  Pursuant to the terms of the settlement agreement, the required upfront payment of $0.3 million was made on March 1, 2019.  The settlement also requires equal quarterly installments over a three years period, which total an additional $0.3 million. The Company recorded an expense in the second quarter of 2018 in the Reorganization Items, net expense line item of the income statement and the short and long-term liability totals in the applicable Accrued Settlement Claims lines per the condensed consolidated balance sheets.

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

The parties have reached a settlement in this matter, which was approved by the court on November 29, 2018. This settlement includes an upfront payment of $0.5 million, which was paid on December 21, 2018. In addition, the settlement provides for equal quarterly installments over a three years period, which total an additional $0.4 million. The Company recorded an expense during the second quarter of 2018 in the Reorganization Items, net expense line item of the income statement and the short and long-term liability totals in the applicable Accrued Settlement Claims lines per the condensed consolidated balance sheets.

Note 7. Fair Value Accounting

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

The estimated fair values of the Company's financial instruments are (in thousands):

	March 31, 2020 (unaudited)		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
2017 Notes (Level 3)	$87,631	$17,349	$86,824	$21,289

The 2017 Notes in the table above are not measured at fair value in the condensed consolidated balance sheets but are required to be disclosed at fair value. The fair value of the 2017 Notes has been estimated using Level 3 methodologies, based on significant unobservable inputs that are supported by little or no market activity, such as discounted cash flow calculations based on internal cash flow forecasts. No assets or liabilities have been transferred between levels during any period presented. The fair value is estimated by discounting future projected cash flows using a discount rate commensurate with the risks involved. The interest rate on the senior notes is three-month LIBOR plus 3.5% per annum until maturity in March 2033. The three-month LIBOR used in the analysis was projected using a forward interest rate curve.

Note 8. Income Taxes

Prior to 2017, the Company concluded that it was no longer more likely than not that it would realize a portion of its deferred tax assets. Therefore, as of March 31, 2020 and December 31, 2019, the Company maintained a full valuation allowance against its net deferred tax assets of $166.9 million and $166.5 million, respectively. The Company's determination of the realizable deferred tax assets requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods. Because of the full valuation allowance, the Company's effective tax rate is expected to be near 0% and therefore the income tax expense is not material for any period presented.

As of March 31, 2020, the Company had a federal NOL of approximately $727.6 million, including $250.3 million in losses on mortgage securities that have not been recognized for income tax purposes. The federal NOL may be carried forward to offset future taxable income, subject to applicable provisions of the Internal Revenue Code (the "Code"). If not used, these NOLs will expire in years 2025 through 2037. Due to tax reform enacted in 2017, NOLs created after 2017 carry forward indefinitely. The 2019 tax return has not been filed as of the date of this report, however the estimated federal NOL that does not expire included in the total above is $93.0 million. States may vary in their treatment of post 2017 NOLs. The Company has state NOL carryforwards arising from both combined and separate filings from as early as 2004. The state NOL carryforwards may expire as early as 2024 and as late as 2037.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this report regarding Novation Companies, Inc. and its business that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are those that predict or describe future events, do not relate solely to historical matters and include statements regarding management's beliefs, estimates, projections, and assumptions with respect to, among other things, our future operations, business plans and strategies, as well as industry and market conditions, all of which are subject to change at any time without notice. Words such as “believe,” “expect,” “anticipate,” “promise,” “plan,” and other expressions or words of similar meanings, as well as future or conditional auxiliary verbs such as “would,” “should,” “could,” or “may” are generally intended to identify forward-looking statements. Risks, uncertainties, contingencies, and developments, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and those identified in “Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, (the "2019 Form 10-K"), could cause our future operating results to differ materially from those set forth in any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

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

	March 31, 2020 (unaudited)	December 31, 2019
Cash and cash equivalents	$1,589	$2,032

	Three Months Ended March 31, (unaudited)
	2020	2019
Service fee income	$14,033	$15,854
Net loss available to common shareholders, per basic share	$(0.01)	$(0.02)

Critical Accounting Policies

In our 2019 Form 10-K, we disclose critical accounting policies that require management to use significant judgment or that require significant estimates. Management regularly reviews the selection and application of our critical accounting policies. See Note 1 to the condensed consolidated financial statements for a discussion of significant accounting policies.

Results of Operations for the Three Month Period Ended March 31, 2020 as Compared to March 31, 2019

Service Fee Income and Cost of Services

HCS delivers outsourced full-time and part-time employees primarily to Community Service Boards (“CSBs”), quasi state organizations that provide behavioral health services at facilities across Georgia including mental health services, developmental disabilities programs and substance abuse treatments. The State of Georgia has a total of 25 CSBs. Each CSB has a number of facilities, including crisis centers, outpatient centers and 24-hour group homes that require a broad range of employees, such as registered nurses, social workers, house parents and supervisors. The CSB market in Georgia is large and growing steadily, as the demand for the services provided by the CSBs continues to grow. In addition to providing outsourced employees to CSBs, HCS also provides healthcare outsourcing and staffing services to hospitals, schools and a variety of privately owned businesses. The services and positions provided to non CSB clients are similar to the ones provided to CSB clients. The service fee income and costs of services in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2020 and 2019 are from the operations of HCS.

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

HCS revenue and cost of goods sold for the three months ended March 31, 2020 and was $14.0 and $12.6, respectively. This decrease in revenue and cost of goods sold compared to the three months ended March 31, 2019 of $15.9 and $14.1, respectively, is due to the loss of a significant customer during the first quarter of 2020, in addition to the reduction of revenue with other CSBs and retail customers.

Due to the recent developments of COVID-19, the Company has experienced an impact to service fee income and cost of services. Please see Note 1 to the condensed consolidated financial statements for a discussion regarding this impact.

General and Administrative

General and administrative expenses consist of salaries, office costs, legal and professional expenses and other customary costs of corporate administration. For the three months ended March 31, 2020 and 2019, $1.5 million and $1.7 million of the total general and administrative expenses were incurred by HCS. Corporate-level general and administrative expenses for the three months ended March 31, 2020 and 2019 were $0.4 million and $0.5 million, respectively. The decrease in general and administrative expenses results from a reduction in staffing, professional fees and other costs of administration as the Company continues to focus on cost containment.

The future amount of corporate-level general and administrative expenses will depend largely on corporate activities, professional fees associated with those activities and staffing needs based on the evolving business strategy. For HCS, the amount of these expenses will depend on business growth.

Reorganization Items, Net

There were no reorganization and bankruptcy-related expenses for the three months ended March 31, 2020, and expenses for the three months ended March 31, 2019 were approximately $0.03 million. These costs have decreased as a result of the completion of the Company's reorganization of NMLLC.

Interest Expense

Interest expense decreased period over period, with the Company incurring $0.8 million and $1.4 million during the three months ended March 31, 2020 and 2019, respectively. See Note 5 to the condensed consolidated financial statements for a discussion of the Note Purchase Agreement and the 2017 Notes, which were amended on August 9, 2019. This Amendment, among other things, significantly reduced the interest rate applicable from January 2019 through the third quarter of 2028 and allows the Company to apply certain surplus interest payments against future quarterly interest payments.

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

Overview of Cash Flow for the three months ended March 31, 2020

The following table provides a summary of our operating, investing and financing cash flows as taken from our condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 (in thousands).

	Three Months Ended March 31,
	2020	2019
Cash flows used in operating activities	$(432)	$(2,065)
Cash flows used in investing activities	(11)	(7)
Cash flows used in financing activities	-	(1,979)

Operating Activities – The decrease in net cash flows used in operating activities to approximately $0.4 million during the three months ended March 31, 2020 from cash used of $2.1 million during the three months ended March 31, 2019 was driven primarily by the Company's decrease in net loss, the addition of the amortization of the premium on the 2017 Notes, and the change in the Company's other current and noncurrent assets and liabilities, net.

Investing Activities – The slight increase in the net cash flows used in investing activities is due to the purchase of property and equipment.

Financing Activities – The decrease in cash used in financing activities is due to the payoff of HCS’s line of credit in 2019. The Company did not participate in any financing activities during the first quarter of 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures were not effective as of March 31, 2020, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

See the "Corporate Overview" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in the 2019 Form 10-K.

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
101

The following financial information from Novation Companies, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Shareholders' Deficit for the three months ended March 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVATION COMPANIES, INC.

DATE:	May 13, 2020	/s/ David W. Pointer
David W. Pointer, Chief Executive Officer
(Principal Executive Officer)

DATE:	May 13, 2020	/s/ Carolyn K. Campbell
Carolyn K. Campbell, Chief Financial Officer
(Principal Financial Officer)