Form 10-Q
period 2020-06-30
NOVATION COMPANIES, INC.
filed 2020-08-13
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of the Registrant's Common Stock outstanding on August 10, 2020 was 114,655,893.

NOVATION COMPANIES, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

NOVATION COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2020 (unaudited)	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$2,134	$2,032
Accounts and unbilled receivables	5,753	6,583
Prepaid expenses	449	647
Other	142	21
Total current assets	8,478	9,283
Non-current assets:
Goodwill	—	3,905
Intangible assets, net	5,186	5,784
Property and equipment, net	107	125
Operating lease right-of-use asset	251	316
Other	5	4
Total non-current assets	5,549	10,134
Total assets	$14,027	$19,417

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$652	$524
Accrued compensation and benefits payable	2,420	2,717
Health and wellness program liability	492	492
Operating lease liability	158	205
Accrued claim settlements	246	246
Other	270	36
Total current liabilities	4,238	4,220

Non-current liabilities:
Long-term debt, net of debt premium	88,446	86,824
Accrued claim settlements	184	307
Operating lease liability	104	125
Total non-current liabilities	88,734	87,256
Total liabilities	92,972	91,476

Shareholders' deficit:
Common stock, $.01 par value per share, 780,000,000 shares authorized:
114,655,893 and 112,355,893 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1,146	1,123
Additional paid-in capital	746,170	746,112
Accumulated deficit	(826,261)	(819,294)
Total shareholders' deficit	(78,945)	(72,059)
Total liabilities and shareholders' deficit	$14,027	$19,417

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited; in thousands, except share and per share amounts)

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
Service fee income	$26,366	$32,151	$12,332	$16,297
Cost and expenses:
Cost of services	23,788	28,615	11,228	14,518
General and administrative expenses	4,018	4,463	2,038	2,206
Goodwill impairment charge	3,905	2,600	3,905	2,600
Operating loss	(5,345)	(3,527)	(4,839)	(3,027)

Other income	25	4	12	23
Interest expense	(1,626)	(2,706)	(816)	(1,324)
Reorganization items, net	—	(62)	—	(31)

Loss before income taxes	(6,946)	(6,291)	(5,643)	(4,359)
Income tax expense	21	4	10	11
Net loss	(6,967)	(6,295)	(5,653)	(4,370)

Other comprehensive income:
Unrealized gain on marketable securities	—	1	—	—
Total other comprehensive income	—	1	—	—
Total comprehensive loss	$(6,967)	$(6,294)	$(5,653)	$(4,370)

Loss per share:
Basic	$(0.06)	$(0.07)	$(0.05)	$(0.05)
Diluted	$(0.06)	$(0.07)	$(0.05)	$(0.05)
Weighted average common shares outstanding:
Basic	110,188,393	95,103,986	110,188,393	97,675,946
Diluted	110,188,393	95,103,986	110,188,393	97,675,946

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited; in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Deficit
Balance, December 31, 2019	$1,123	$746,112	$(819,294)	$—	$(72,059)
Issuances of nonvested stock	23	(23)	—	—	—
Compensation recognized under stock compensation plans	—	81	—	—	81
Net loss	—	—	(6,967)	—	(6,967)
Balance, June 30, 2020	$1,146	$746,170	$(826,261)	$—	$(78,945)

Balance, March 31, 2020	$1,146	$746,123	$(820,608)	$—	$(73,339)
Issuances of nonvested stock	—	—	—	—	—
Compensation recognized under stock compensation plans	—	47	—	—	47
Net loss	—	—	(5,653)	—	(5,653)
Balance, June 30, 2020	$1,146	$746,170	$(826,261)	$—	$(78,945)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Deficit
Balance, December 31, 2018	$991	$745,104	$(809,050)	$(1)	$(62,956)
Issuances and cancellations of nonvested stock	22	(22)	—		—
Compensation recognized under stock compensation plans	—	153	—	—	153
Net loss	—	—	(6,295)	—	(6,295)
Adjustment to retained earnings for adoption of accounting standard	—	—	(19)	—	(19)
Other comprehensive income	—	—	—	1	1
Balance, June 30, 2019	$1,013	$745,235	$(815,364)	$—	$(69,116)

Balance, March 31, 2019	$1,016	$745,149	$(810,994)	$—	$(64,829)
Cancellations of nonvested stock	(3)	3	—	—	—
Compensation recognized under stock compensation plans	—	83	—	—	83
Net loss	—	—	(4,370)	—	(4,370)
Balance, June 30, 2019	$1,013	$745,235	$(815,364)	$—	$(69,116)

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(6,967)	$(6,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	598	598
Amortization of debt premium and prepaid interest into interest expense	1,622	—
Depreciation expense	32	14
Lease expense	(3)	(9)
Gain on disposal of fixed assets	(3)	—
Goodwill impairment	3,905	2,600
Compensation recognized under stock compensation plans	81	153
Changes in operating assets and liabilities
Accounts and unbilled receivables	830	(27)
Accounts payable and accrued expenses	128	(152)
Accrued compensation and benefits payable	(297)	799
Accrued interest payable	—	28
Accrued claim settlements	(123)	(336)
Other current assets and liabilities, net	310	(43)
Other noncurrent assets and liabilities, net	—	(327)
Net cash provided by (used in) operating activities	113	(2,997)

Cash flows from investing activities:
Purchase of property and equipment	(11)	(17)
Net cash used in investing activities	(11)	(17)

Cash flows from financing activities:
Borrowings under revolving line of credit	—	8,685
Repayments of borrowings under revolving line of credit	—	(10,633)
Paydowns of long-term debt	—	(31)
Net cash used in financing activities	—	(1,979)

Net increase (decrease) in cash and cash equivalents	102	(4,993)
Cash and cash equivalents, beginning of period	2,032	9,249
Cash and cash equivalents, end of period	$2,134	$4,256

Supplemental disclosure of cash flow information:
Cash paid for interest	$5	$2,693

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the period ended June 30, 2020 (unaudited)

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

Prior to the Company's acquisition of HCS in 2017, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. During 2018, the Company sold all but 33 non-performing mortgage securities. The Company retains clean-up call rights associated with prior servicing activities, and has determined these clean-up call rights have no fair value as of June 30, 2020 and December 31, 2019.

Liquidity and Going Concern – During the six months ended June 30, 2020, the Company incurred a net loss of $7.0 million and generated positive operating cash flow of $0.1 million. As of June 30, 2020, the Company had an overall shareholders deficit of $78.9 million, an aggregate of $2.1 million in cash and cash equivalents and total liabilities of $93.0 million. Of the $2.1 million in cash, $0.5 million is held by the Company's subsidiary NovaStar Mortgage LLC ("NMLLC"). This cash is available only to pay general creditors and expenses of NMLLC.

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

In late March 2020, HCS started experiencing a reduction in Georgia Community Service Board ("CSB") customer needs related to the coronavirus (COVID-19).  This resulted in the layoff of approximately 8% of the Company’s employees. As HCS relies on providing healthcare staffing services to generate income, this has decreased our service fee income, and direct cost of services, accordingly. While the majority of these employees were rehired when customer demand returned, there have been some permanent loss of staffing opportunities based on changes to programs and services offered by CSBs. In addition, there is general concern about a resurgence of COVID-19 now that stay-at-home orders around the country continue to be lifted.

Our historical operating results and poor cash flow suggest substantial doubt exists related to the Company's ability to continue as a going concern. Furthermore, there is still significant uncertainty regarding the future impact that COVID-19 will have on our business. Based on these uncertainties, there is no guarantee the Company's cash position will cover current obligations. As a result, we have not been able to alleviate the substantial doubt about the Company's ability to continue as a going concern for at least one year after the date that these condensed consolidated financial statements are issued.

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

	Six Months Ended June 30, 2020		Three Months Ended June 30, 2020		Six Months Ended June 30, 2019		Three Months Ended June 30, 2019
Type of Customer
CSB	$25,847	98.0%	$12,079	98.0%	$31,033	96.5%	$15,778	96.8%
Other	519	2.0%	253	2.0%	1,118	3.5%	519	3.2%
Total	$26,366	100.0%	$12,332	100.0%	$32,151	100.0%	$16,297	100.0%

Accounts and unbilled receivables are summarized as follows, in thousands:

	June 30, 2020 (unaudited)	December 31, 2019
Accounts receivable	$3,409	$4,083
Unbilled receivables (Contract Assets)	2,349	2,500
Allowance for doubtful accounts	(5)	—
Total	$5,753	$6,583

During the six months ended June 30, 2020, 71% of service fee income was generated from four customers. For the six months ended June 30, 2019, 52% of service fee income was generated from three customers. As of June 30, 2020 and June 30, 2019, 68% of accounts receivables and unbilled receivables were due from four and five customers, respectively. At June 30, 2020 and June 30, 2019, 97% and 96% of accounts receivables and unbilled receivables were due from 12 and 14 CSB customers, respectively.

Note 3. Goodwill and Intangible Assets

	June 30, 2020 (unaudited)			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived assets (in thousands)
Goodwill	$—	$—	$—	$3,905	$-	$3,905
Tradenames	1,147	—	1,147	1,147	-	1,147
	$1,147	$—	$1,147	$5,052	$-	$5,052

Finite-lived assets (in thousands)
Customer relationships	$6,895	$2,873	$4,022	$6,895	$2,380	$4,515
Non-compete agreement	627	610	17	627	505	122
	$7,522	$3,483	$4,039	$7,522	$2,885	$4,637

Amortization expense (unaudited, in thousands)
Six Months Ended June 30, 2020 and 2019	$598
Estimated future amortization expense (unaudited, in thousands)
2020	$510
2021	985
2022	985
2023	985
Thereafter	574
Total estimated amortization expense	$4,039

June 30, 2020, (unaudited)
Goodwill activity (in thousands):
Beginning balance	$3,905
Impairment charge	(3,905)
Ending balance	$0

Management completed its annual goodwill impairment assessment as of April 30, 2020.  Increased cost of services and administrative expenses at HCS and the loss of a significant customer during the first quarter of 2020 have resulted in declining cash flow for the business. In addition, COVID-19 concerns were attributable to a lay-off of staffed employees during the second quarter of 2020, as described in Note 1 to the condensed consolidated financial statements. Based on these factors, management determined that the carrying value of the HCS goodwill exceeded its fair value by the full amount recorded of $3.9 million. A goodwill impairment charge in this amount has been recorded for the quarter. Management assessed the other indefinite and definite lived intangible assets and determined no impairment was necessary.

Note 4. Leases

Our leases consist primarily of office space. Leases with an initial term of 12 months or less, and leases which are on a month-to-month basis, are not recorded on the condensed consolidated balance sheets. For these leases we recognize lease expense on a straight-line basis over the lease term. The Company does not have any finance leases.

Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to three years or more. The exercise of lease renewal options is at our discretion. Our lease agreements do not contain any variable lease payments, residual value guarantees or restrictive covenants. The components of lease expense for the three and six months ended June 30, 2020 were immaterial.

As our leases do not provide an implicit interest rate, we use our incremental current borrowing rate in determining the present value of lease payments.

Maturities of lease liabilities were as follows (in thousands):

June 30, 2020 (unaudited)
Remaining 2020	$116
2021	128
2022	32
Thereafter	-
Total	$276
Less interest	14
Present value of lease liabilities	$262

Other information related to the Company's operating leases was as follows (in thousands):

June 30, 2020 (unaudited)
Lease Term and Discount Rate
Weighted average remaining lease term (years)	1.47
Weighted average discount rate	6.75%

Note 5. Borrowings

Note Refinancing and 2017 Notes — On August 9, 2019, the Company and Taberna Preferred Funding I, Ltd. (“Taberna I”), Taberna Preferred Funding II, Ltd. (“Taberna II”) and Kodiak CDO I, Ltd. (“Kodiak” and, together with Taberna I and Taberna II, the “Noteholders”) executed a First Amendment to Senior Secured Note Purchase Agreement (the “Amendment”) amending the terms of the Note Purchase Agreement (as defined below) and the 2017 Notes (as defined below) to, among other things, significantly reduce the interest rate applicable from January 2019 through the third quarter of 2028 and allow the Company to apply certain surplus interest payments against future quarterly interest payments. This amendment qualified as a troubled debt restructuring. As of June 30, 2020, the Company had $85.9 million in aggregate borrowings outstanding under three senior secured promissory notes (the “2017 Notes”). The unpaid principal amounts of the 2017 Notes bear interest at the following rates until the maturity date on March 30, 2033, with interest payable quarterly in arrears as follows: 1% per annum from April 1, 2019 through December 31, 2023; 2% per annum from January 1, 2024 through December 31, 2028; and 10% per annum from January 1, 2029 through the maturity date. Commencing with the delivery to the Noteholders of the financial statements for the fiscal year ended December 31, 2019, the Company is required to remit 50% of excess cash flow each year to the Noteholders to be applied as a principal reduction to the outstanding balance of the debt. The 2017 Notes generally rank senior in right of payment to any existing or future subordinated indebtedness of the Credit Parties (as defined below). The Company may at any time upon 30 days’ notice to the Noteholders redeem all or part of the 2017 Notes at a redemption price equal to 101% of the principal amount redeemed plus any accrued and unpaid interest thereon. The 2017 Notes were entered into on July 27, 2017 as a result of a refinancing of the Company’s then outstanding senior notes with the same aggregate principal amount through the execution of the Senior Secured Note Purchase Agreement, dated as of the same date (as amended, the “Note Purchase Agreement”), with NHI and HCS as guarantors (together with the Company, collectively, the “Credit Parties”).

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

The carrying value of the 2017 Notes is as follows (in thousands):

	June 30, 2020 (unaudited)	December 31, 2019
Principal balance	$85,938	$85,938
Unamortized debt premium	2,508	886
Total, 2017 Notes	$88,446	$86,824

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

The estimated fair values of the Company's financial instruments are (in thousands):

	June 30, 2020 (unaudited)		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
2017 Notes (Level 3)	$88,446	$17,239	$86,824	$21,289

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

Financial assets reported at fair value (Level 3) on a nonrecurring basis include the following (in thousands):

	June 30, 2020 (unaudited)
	Fair Value (Level 3)	Gains and (Losses)
Goodwill	$-	$(3,905)

See Note 3 for additional information regarding the Company's Goodwill and Intangible Assets.

Note 8. Income Taxes

Prior to 2018, the Company concluded that it was no longer more likely than not that it would realize a portion of its deferred tax assets. Therefore, as of June 30, 2020 and December 31, 2019, the Company maintained a full valuation allowance against its net deferred tax assets of $168.2 million and $166.5 million, respectively. The Company's determination of the realizable deferred tax assets requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods. Because of the full valuation allowance, the Company's effective tax rate is expected to be near 0% and therefore the income tax expense is not material for any period presented.

As of June 30, 2020, the Company had a federal NOL of approximately $728.5 million, including $250.3 million in losses on mortgage securities that have not been recognized for income tax purposes. The federal NOL may be carried forward to offset future taxable income, subject to applicable provisions of the Internal Revenue Code (the "Code"). If not used, these NOLs will expire in years 2025 through 2037. Due to tax reform enacted in 2017, NOLs created after 2017 carry forward indefinitely. The 2019 tax return has not been filed as of the date of this report, however the estimated federal NOL that does not expire included in the total above is $93.9 million. States may vary in their treatment of post 2017 NOLs. The Company has state NOL carryforwards arising from both combined and separate filings from as early as 2004. The state NOL carryforwards may expire as early as 2024 and as late as 2037.

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

	June 30, 2020 (unaudited)	December 31, 2019
Cash and cash equivalents	$2,134	$2,032

	Six Months Ended June 30, (unaudited)		Three Months Ended June 30, (unaudited)
	2020	2019	2020	2019
Service fee income	$26,366	$32,151	$12,332	$16,297
Net loss available to common shareholders, per basic share	$(0.06)	$(0.07)	$(0.05)	$(0.05)

Critical Accounting Policies

In our 2019 Form 10-K, we disclose critical accounting policies that require management to use significant judgment or that require significant estimates. Management regularly reviews the selection and application of our critical accounting policies. See Note 1 to the condensed consolidated financial statements for a discussion of significant accounting policies.

Results of Operations for the Three and Six Month Period Ended June 30, 2020 as Compared to June 30, 2019

Service Fee Income and Cost of Services

HCS delivers outsourced full-time and part-time employees primarily to Community Service Boards (“CSBs”), quasi state organizations that provide behavioral health services at facilities across Georgia including mental health services, developmental disabilities programs and substance abuse treatments. The State of Georgia has a total of 25 CSBs. Each CSB has a number of facilities, including crisis centers, outpatient centers and 24-hour group homes that require a broad range of employees, such as registered nurses, social workers, house parents and supervisors. In addition to providing outsourced employees to CSBs, HCS also provides healthcare outsourcing and staffing services to hospitals, schools and a variety of privately owned businesses. The services and positions provided to non CSB clients are similar to the ones provided to CSB clients. The service fee income and costs of services in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2020 are from the operations of HCS.

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

HCS revenue for the three and six months ended June 30, 2020 was $12.3 and $26.4, respectively. This decrease in revenue compared to the three and six months ended June 30, 2019 of $16.3 and $32.2, respectively, is due to the loss of a significant customer during the first quarter of 2020, in addition to the reduction of revenue with other CSBs and retail customers during the first and second quarters of 2020. HCS cost of goods sold for the three and six months ended June 30, 2020 was $11.2 and $23.8, respectively. This decrease in cost of goods sold compared to the three and six months ended June 30, 2019 of $14.5 and $28.6, respectively, is also consistent with the decrease in revenue.

In addition, due to the recent developments of COVID-19, the Company has experienced an impact to service fee income and cost of services starting in the second quarter of 2020. Please see Note 1 to the condensed consolidated financial statements for a discussion regarding this impact.

General and Administrative

General and administrative expenses consist of salaries, office costs, legal and professional expenses and other customary costs of corporate administration. For the three and six months ended June 30, 2020, $1.4 million and $3.0 million of the total general and administrative expenses were incurred by HCS, as compared to $1.6 million and $3.4 million for the three and six months ended June 30, 2019. Corporate-level general and administrative expenses for the three and six months ended June 30, 2020 were $0.6 million and $1.1 million, respectively, as compared to $0.6 million and $1.1 million for the three and six months ended June 30, 2019. The decrease in general and administrative expenses results from a reduction in staffing, professional fees and other costs of administration as the Company continues to focus on cost containment.

The future amount of corporate-level general and administrative expenses will depend largely on corporate activities, professional fees associated with those activities and staffing needs based on the evolving business strategy. For HCS, the amount of these expenses will depend on business growth.

Goodwill Impairment Charge

Management completed its annual goodwill impairment assessment as of April 30, 2020.  Increased cost of services and administrative expenses at HCS and the loss of a significant customer during the first quarter of 2020 have resulted in declining cash flow for the business. In addition, COVID-19 concerns were attributable to a lay-off of staffed employees during the second quarter of 2020. Based on these factors, management determined that the carrying value of the HCS goodwill exceeded its fair value by the full amount recorded on the condensed consolidated balance sheets of $3.9 million. A goodwill impairment charge in this amount has been recorded for the quarter.

Reorganization Items, Net

There were no reorganization and bankruptcy-related expenses for the six months ended June 30, 2020, and expenses for the six months ended June 30, 2019 were approximately $0.06 million. These costs have decreased as a result of the completion of the Company's reorganization of NMLLC.

Interest Expense

Interest expense decreased period over period, with the Company incurring $1.6 million and $2.7 million during the six months ended June 30, 2020 and 2019, respectively. See Note 5 to the condensed consolidated financial statements for a discussion of the Note Purchase Agreement and the 2017 Notes, which were amended on August 9, 2019. This Amendment, among other things, significantly reduced the interest rate applicable from January 2019 through the third quarter of 2028.

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

Overview of Cash Flow for the six months ended June 30, 2020

The following table provides a summary of our operating, investing and financing cash flows as taken from our condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 (in thousands).

	Six Months Ended June 30,
	2020	2019
Cash flows provided by (used in) operating activities	$113	$(2,997)
Cash flows used in investing activities	(11)	(17)
Cash flows used in financing activities	—	(1,979)

Operating Activities – The increase in net cash flows provided by (used in) operating activities to approximately $0.1 million during the six months ended June 30, 2020 from cash used of $3.0 million during the six months ended June 30, 2019 was driven primarily by collections on accounts receivable, the goodwill impairment charge, and the amortization of the debt premium and prepaid interest into interest expense for the 2017 Notes.

Investing Activities – The decrease in net cash flows used in investing activities is due to a reduction in purchases of property and equipment.

Financing Activities – The decrease in cash used in financing activities is due to the payoff of HCS’s line of credit in 2019. The Company did not participate in any financing activities during the first and second quarters of 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures were not effective as of June 30, 2020, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Description of Material Weakness of Disclosure Controls

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

Changes in Internal Control Over Financial Reporting

As a result of the HCS acquisition and the generally weak controls at HCS discussed above, we determined that we have a material weakness in our internal control over financial reporting, as discussed in our 2019 Form 10-K. We are working to remediate this material weakness as discussed above.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in Part I. Item 1A. "Risk Factors" of the 2019 Form 10-K, except as set forth below. The risk factors set forth below supplement, and should be read together with, that section for disclosures regarding what we believe are the more significant risks and uncertainties related to our businesses.

Our operations and financial results have been negatively affected by the ongoing COVID-19 pandemic and could continue to be negatively impacted, perhaps materially, by the COVID-19 pandemic.

The COVID-19 pandemic has harmed our ability to staff employees, and has negatively impacted the Company’s revenue. As HCS relies on staffing healthcare professionals to generate income, the spread of COVID-19 has reduced our ability to provide these services based on customer driven lay-offs or reduction in hours of the staff provided by HCS.

While HCS employees provide services throughout the state of Georgia at multiple facilities, the Company’s operations are limited to this region. COVID-19 case numbers continue to rise in Georgia. If Georgia experiences a severe outbreak of COVID-19 resulting in a massive lockdown in the state, it could have a larger impact on the Company and its business than on companies which operate in multiple states.

The COVID-19 pandemic, and any other outbreak or other public health crises, may also impact our ability to attract and retain employees or healthcare professionals due to illness, risk of illness, quarantines, or other factors. Some of our healthcare professionals have been exposed, diagnosed and or quarantined as a result of the virus. As such, there is a risk that our employees may not want, or be able to provide services, which could negatively impact our supply and ability to provide staffing services to our customers. In addition, HCS may be charged higher insurance premiums for workers compensation and other corporate insurance coverage as a result of this pandemic. HCS may also be subject to claims regarding the health and safety of our staffed healthcare associates and our colleagues.

As HCS generates most of its revenue from customers which are ultimately funded by the state of Georgia, the state could impose emergency measures related to state sponsored services. These measures could limit our customer activities or operating status, therefore, restricting HCS business options.

The foregoing and other potential disruptions to our business as a result of the COVID-19 pandemic could materially adversely affect our business and operating results, financial condition, and cash flow. The extent of such impact will depend on future developments, including the duration and spread of COVID-19 in Georgia, which is highly uncertain and cannot be predicted at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None

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
101

The following financial information from Novation Companies, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Shareholders' Deficit for the six months ended June 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVATION COMPANIES, INC.

DATE:	August 13, 2020	/s/ David W. Pointer
David W. Pointer, Chief Executive Officer
(Principal Executive Officer)

DATE:	August 13, 2020	/s/ Carolyn K. Campbell
Carolyn K. Campbell, Chief Financial Officer
(Principal Financial Officer)