Form 10-Q
period 2020-09-30
NOVATION COMPANIES, INC.
filed 2020-11-12
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of the Registrant's Common Stock outstanding on November 4, 2020 was 114,655,893.

NOVATION COMPANIES, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

NOVATION COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2020 (unaudited)	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,132	$2,032
Accounts and unbilled receivables	5,900	6,583
Prepaid expenses	456	647
Other	14	21
Total current assets	7,502	9,283
Non-current assets:
Goodwill	—	3,905
Intangible assets, net	4,923	5,784
Property and equipment, net	99	125
Operating lease right-of-use asset	237	316
Other	5	4
Total non-current assets	5,264	10,134
Total assets	$12,766	$19,417

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$329	$524
Accrued compensation and benefits payable	2,402	2,717
Health and wellness program liability	—	492
Operating lease liability	182	205
Accrued claim settlements	246	246
Other	—	36
Total current liabilities	3,159	4,220

Non-current liabilities:
Senior notes, net of unamortized debt premium of $3.3 million and $0.9 million as of September 30, 2020 and December 31, 2019, respectively	89,277	86,824
Accrued claim settlements	123	307
Operating lease liability	65	125
Total non-current liabilities	89,465	87,256
Total liabilities	92,624	91,476

Shareholders' deficit:
Common stock, $.01 par value per share, 780,000,000 shares authorized:
114,655,893 and 112,355,893 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1,146	1,123
Additional paid-in capital	746,216	746,112
Accumulated deficit	(827,220)	(819,294)
Total shareholders' deficit	(79,858)	(72,059)
Total liabilities and shareholders' deficit	$12,766	$19,417

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited; in thousands, except share and per share amounts)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
Service fee income	$38,747	$47,822	$12,381	$15,671
Cost and expenses:
Cost of services	34,416	42,487	10,628	13,872
General and administrative expenses	5,894	6,390	1,877	1,927
Goodwill impairment charge	3,905	4,300	—	1,700
Operating loss	(5,468)	(5,355)	(124)	(1,828)

Other income	28	27	4	22
Interest expense	(2,462)	(3,707)	(836)	(1,001)
Reorganization items, net	—	(63)	—	—

Loss before income taxes	(7,902)	(9,098)	(956)	(2,807)
Income tax expense	24	8	3	4
Net loss	(7,926)	(9,106)	(959)	(2,811)

Other comprehensive loss:
Reclassification loss on marketable securities included in net income	—	1	—	—
Total other comprehensive income	—	1	—	—
Total comprehensive loss	$(7,926)	$(9,105)	$(959)	$(2,811)

Loss per share:
Basic	$(0.07)	$(0.09)	$(0.01)	$(0.03)
Diluted	$(0.07)	$(0.09)	$(0.01)	$(0.03)
Weighted average common shares outstanding:
Basic	110,197,754	97,207,238	110,216,273	103,785,157
Diluted	110,197,754	97,207,238	110,216,273	103,785,157

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited; in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Deficit
Balance, December 31, 2019	$1,123	$746,112	$(819,294)	$—	$(72,059)
Issuances of nonvested stock	23	(23)	—	—	—
Compensation recognized under stock compensation plans	—	127	—	—	127
Net loss	—	—	(7,926)	—	(7,926)
Balance, September 30, 2020	$1,146	$746,216	$(827,220)	$—	$(79,858)

Balance, June 30, 2020	$1,146	$746,170	$(826,261)	$—	$(78,945)
Compensation recognized under stock compensation plans	—	46	—	—	46
Net loss	—	—	(959)	—	(959)
Balance, September 30, 2020	$1,146	$746,216	$(827,220)	$—	$(79,858)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Deficit
Balance, December 31, 2018	$991	$745,104	$(809,050)	$(1)	$(62,956)
Issuances and cancellations of nonvested stock	22	(22)	—	—	—
Common stock granted in debt restructure	90	(90)	—	—	—
Common stock and common stock warrants granted in debt restructure	—	916	—	—	916
Compensation recognized under stock compensation plans	—	213	—	—	213
Net loss	—	—	(9,106)	—	(9,106)
Adjustment to retained earnings for adoption of accounting standard	—	—	(19)	—	(19)
Other comprehensive income	—	—	—	1	1
Balance, September 30, 2019	$1,103	$746,121	$(818,175)	$—	$(70,951)

Balance, June 30, 2019	$1,013	$745,235	$(815,364)	$—	$(69,116)
Common stock granted in debt restructure	90	(90)	—	—	—
Common stock and common stock warrants granted in debt restructure	—	916	—	—	916
Compensation recognized under stock compensation plans	—	60	—	—	60
Net loss	—	—	(2,811)	—	(2,811)
Balance, September 30, 2019	$1,103	$746,121	$(818,175)	$—	$(70,951)

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(7,926)	$(9,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	861	896
Amortization of debt premium and prepaid interest into interest expense	2,453	454
Depreciation expense	40	21
Loss (gain) on disposal of fixed assets	(3)	9
Lease expense	(4)	(8)
Goodwill impairment	3,905	4,300
Compensation recognized under stock compensation plans	127	213
Changes in operating assets and liabilities
Accounts and unbilled receivables	683	(567)
Accounts payable and accrued expenses	(195)	(204)
Accrued compensation and benefits payable	(315)	434
Accrued health and wellness program payable	(492)	—
Accrued interest payable	—	(754)
Accrued claim settlements	(184)	(397)
Other current assets and liabilities, net	161	(81)
Other noncurrent assets and liabilities, net	—	(426)
Net cash used in operating activities	(889)	(5,216)

Cash flows from investing activities:
Purchase of property and equipment	(11)	(27)
Proceeds from sale of property and equipment	—	26
Net cash used in investing activities	(11)	(1)

Cash flows from financing activities:
Borrowings under revolving line of credit	—	8,685
Repayments of borrowings under revolving line of credit	—	(10,633)
Paydowns of long-term debt	—	(31)
Net cash used in financing activities	—	(1,979)

Net decrease in cash and cash equivalents	(900)	(7,196)
Cash and cash equivalents, beginning of period	2,032	9,249
Cash and cash equivalents, end of period	$1,132	$2,053

Supplemental disclosure of cash flow information:
Cash paid for interest	$12	$4,023
Cash paid for income taxes, net	$45	$16

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in restructure of debt (Note 7)	$—	$311
Issuance of common stock warrants in restructure of debt (Note 7)	$—	$605

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the period ended September 30, 2020 (unaudited)

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

Prior to the Company's acquisition of HCS in 2017, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. During 2018, the Company sold all but 33 non-performing mortgage securities. The Company retains clean-up call rights associated with prior servicing activities and has determined these clean-up call rights have no fair value as of September 30, 2020 and December 31, 2019.

Liquidity and Going Concern – During the nine months ended September 30, 2020, the Company incurred a net loss of $7.9 million and generated negative operating cash flow of $0.9 million. As of September 30, 2020, the Company had an overall shareholders deficit of $79.9 million, an aggregate of $1.1 million in cash and cash equivalents and total liabilities of $92.6 million. Of the $1.1 million in cash, $0.4 million is held by the Company's subsidiary NovaStar Mortgage LLC ("NMLLC"). This cash is available only to pay general creditors and expenses of NMLLC.

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

In late March 2020, HCS started experiencing a reduction in Georgia Community Service Board ("CSB") customer needs related to the coronavirus (COVID-19). This resulted in the layoff of approximately 8% of the Company’s employees. As HCS relies on providing healthcare staffing services to generate income, this has decreased our service fee income, and direct cost of services, accordingly. While the majority of these employees were rehired when customer demand returned, there have been some permanent loss of staffing opportunities based on changes to programs and services offered by CSBs. In addition, there is still concern at the Company about the predicted resurgence of COVID-19, and its effect on our services, during this fall and winter.

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

	Nine Months Ended September 30, 2020		Three Months Ended September 30, 2020		Nine Months Ended September 30, 2019		Three Months Ended September 30, 2019
Type of Customer
CSB	$37,963	98.0%	$12,116	97.9%	$46,303	96.8%	$15,270	97.4%
Other	784	2.0%	265	2.1%	1,519	3.2%	401	2.6%
Total	$38,747	100.0%	$12,381	100.0%	$47,822	100.0%	$15,671	100.0%

Accounts and unbilled receivables are summarized as follows, in thousands:

	September 30, 2020 (unaudited)	December 31, 2019
Accounts receivable	$3,718	$4,083
Unbilled receivables (Contract Assets)	2,207	2,500
Allowance for doubtful accounts	(25)	—
Total	$5,900	$6,583

During the nine months ended September 30, 2020, 72% of service fee income was generated from four customers. For the nine months ended September 30, 2019, 52% of service fee income was generated from three customers. As of September 30, 2020 and September 30, 2019, 65% and 56% of accounts receivables and unbilled receivables were due from four customers, respectively. At September 30, 2020 and September 30, 2019, 96% and 97% of accounts receivables and unbilled receivables were due from 12 and 14 Community Service Board customers, respectively.

Note 3. Goodwill and Intangible Assets

	September 30, 2020 (unaudited)			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived assets (in thousands)
Goodwill	$—	$—	$—	$3,905	$—	$3,905
Tradenames	1,147	—	1,147	1,147	—	1,147
	$1,147	$—	$1,147	$5,052	$—	$5,052

Finite-lived assets (in thousands)
Customer relationships	$6,895	$3,119	$3,776	$6,895	$2,380	$4,515
Non-compete agreement	627	627	—	627	505	122
	$7,522	$3,746	$3,776	$7,522	$2,885	$4,637

Amortization expense (unaudited, in thousands)
Nine Months Ended September 30, 2020	$861
Estimated future amortization expense (unaudited, in thousands)
2020	$246
2021	985
2022	985
2023	985
Thereafter	575
Total estimated amortization expense	$3,776

September 30, 2020 (unaudited)
Goodwill activity (in thousands):
Beginning balance	$3,905
Impairment charge	(3,905)
Ending balance	$-

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

Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to three years or more. The exercise of lease renewal options is at our discretion. Our lease agreements do not contain any variable lease payments, residual value guarantees or restrictive covenants. The components of lease expense for the three and nine months ended September 30, 2020 were immaterial.

As our leases do not provide an implicit interest rate, we use our incremental current borrowing rate in determining the present value of lease payments.

Maturities of lease liabilities were as follows (in thousands):

September 30, 2020 (unaudited)
Remaining 2020	$58
2021	168
2022	32
Thereafter	—
Total	$259
Less interest	12
Present value of lease liabilities	$247

Other information related to the Company's operating leases was as follows (in thousands):

September 30, 2020 (unaudited)
Lease Term and Discount Rate
Weighted average remaining lease term (years)	1.14
Weighted average discount rate	6.75%

Note 5. Borrowings

Note Refinancing and 2017 Notes — On August 9, 2019, the Company and Taberna Preferred Funding I, Ltd. (“Taberna I”), Taberna Preferred Funding II, Ltd. (“Taberna II”) and Kodiak CDO I, Ltd. (“Kodiak” and, together with Taberna I and Taberna II, the “Noteholders”) executed a First Amendment to Senior Secured Note Purchase Agreement (the “Amendment”) amending the terms of the Note Purchase Agreement (as defined below) and the 2017 Notes (as defined below) to, among other things, significantly reduce the interest rate applicable from January 2019 through the third quarter of 2028 and allow the Company to apply certain surplus interest payments against future quarterly interest payments. This amendment qualified as a troubled debt restructuring. As of September 30, 2020, the Company had $85.9 million in aggregate borrowings outstanding under three senior secured promissory notes (the “2017 Notes”). The unpaid principal amounts of the 2017 Notes bear interest at the following rates until the maturity date on March 30, 2033, with interest payable quarterly in arrears as follows: 1% per annum from April 1, 2019 through December 31, 2023; 2% per annum from January 1, 2024 through December 31, 2028; and 10% per annum from January 1, 2029 through the maturity date. Commencing with the delivery to the Noteholders of the financial statements for the fiscal year ended December 31, 2019, the Company is required to remit 50% of excess cash flow each year to the Noteholders to be applied as a principal reduction to the outstanding balance of the debt. The 2017 Notes generally rank senior in right of payment to any existing or future subordinated indebtedness of the Credit Parties (as defined below). The Company may at any time upon 30 days’ notice to the Noteholders redeem all or part of the 2017 Notes at a redemption price equal to 101% of the principal amount redeemed plus any accrued and unpaid interest thereon. The 2017 Notes were entered into on July 27, 2017 as a result of a refinancing of the Company’s then outstanding senior notes with the same aggregate principal amount through the execution of the Senior Secured Note Purchase Agreement, dated as of the same date (as amended, the “Note Purchase Agreement”), with NHI and HCS as guarantors (together with the Company, collectively, the “Credit Parties”).

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

The carrying value of the 2017 Notes is as follows (in thousands):

	September 30, 2020 (unaudited)	December 31, 2019
Principal balance	$85,938	$85,938
Unamortized debt premium	3,339	886
Total, 2017 Notes	$89,277	$86,824

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

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case included NovaStar Mortgage Funding Corporation (“NMFC”) and NovaStar Mortgage, Inc. ("NMI"), wholly-owned subsidiaries of the Company, and NMFC's individual directors, several securitization trusts sponsored by the Company (“affiliated defendants”) and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, plaintiff filed an amended complaint. Plaintiff seeks monetary damages, alleging that the defendants violated Sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff's claims, which the court granted on March 31, 2011, with leave to amend. Plaintiff filed a second amended complaint on May 16, 2011, and the Company again filed a motion to dismiss. On March 29, 2012, the court dismissed plaintiff's second amended complaint with prejudice and without leave to replead. Plaintiff filed an appeal in the United States Court of Appeals for the Second Circuit (the "Appellate Court"). On March 1, 2013, the Appellate Court reversed the judgment of the lower court, which had dismissed the case. Also, the Appellate Court vacated the judgment of the lower court which had held that plaintiff lacked standing, even as a class representative, to sue on behalf of investors in securities in which plaintiff had not invested, and the appellate court remanded the case back to the lower court for further proceedings. On April 23, 2013 plaintiff filed its memorandum with the lower court seeking a reconsideration of the earlier dismissal of plaintiff's claims as to five offerings in which plaintiff was not invested, and on February 5, 2015, the lower court granted plaintiff's motion for reconsideration and vacated its earlier dismissal. On March 8, 2017, the affiliated defendants and all other parties executed an agreement to settle the action, with the contribution of the affiliated defendants to the settlement fund being paid by their insurance carriers. The court certified a settlement class and granted preliminary approval to the settlement on May 10, 2017.  One member of the settlement class objected to the settlement and sought a stay of the final settlement approval hearing on the ground that it did not receive notice of the settlement and had no opportunity to timely opt out of the class.  After the court rejected the motion for a stay, the objector filed an appeal and requested a stay of the district court proceedings pending disposition of the appeal. The court of appeals denied the temporary stay of the district court proceedings and on October 19, 2018 dismissed the appeal as moot.  Following the court of appeals’ denial of the objector’s petition for rehearing, the district court on March 7, 2019 held a fairness hearing.  On March 8, 2019, the district court issued a memorandum and order approving the settlement as fair, reasonable and adequate, and dismissing the action with prejudice. Following entry of judgment, the objector filed a notice of appeal on March 26, 2019 and their opening brief was filed on June 28, 2019.  The defendants answered on September 27, 2019, and the objector replied on October 18, 2019. An oral argument was held on February 19, 2020. Assuming the settlement approval becomes final, which is expected, the Company will incur no loss.  The Company believes that the affiliated defendants have meritorious defenses to the case and, if the settlement approval does not become final, expects them to defend the case vigorously.

On June 20, 2011, the National Credit Union Administration Board, as liquidating agent of U.S. Central Federal Credit Union, filed an action against NMFC and numerous other defendants in the United States District Court for the District of Kansas, claiming that the defendants issued or underwrote residential mortgage-backed securities pursuant to allegedly false or misleading registration statements, prospectuses, and/or prospectus supplements. On August 24, 2012, the plaintiff filed an amended complaint making essentially the same claims against NMFC. NMFC filed a motion to dismiss the amended complaint which was denied on September 12, 2013. The defendants claimed the case should be dismissed based upon a statute of limitations and sought an appeal of the court's denial of this defense. An interlocutory appeal of this issue was allowed, and on August 27, 2013, the United States Court of Appeals for the Tenth Circuit (the "Tenth Circuit") affirmed the lower court’s denial of defendants’ motion to dismiss the plaintiff’s claims as being time barred; the Tenth Circuit held that the Extender Statute, 12 U.S.C. §1787(b)(14) applied to plaintiff’s claims. On June 16, 2014, the United States Supreme Court (the "Supreme Court") granted a petition of NMFC and its co-defendants for certiorari, vacated the ruling of the Tenth Circuit, and remanded the case back to that court for further consideration in light of the Supreme Court’s decision in CTS Corp. v. Waldburger, 134 S. Ct. 2175 (2014). On August 19, 2014, the Tenth Circuit reaffirmed its prior decision, and on October 2, 2014, the defendants filed a petition for writ of certiorari with the Supreme Court, which was denied. On March 22, 2016, NMFC filed motions for summary judgment, and plaintiff filed a motion for partial summary judgment. The case was stayed after NMFC filed a bankruptcy case.  On September 2, 2020, the parties filed a stipulation of dismissal with prejudice and the case was terminated by the Court.

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

The estimated fair values of the Company's financial instruments are (in thousands):

	September 30, 2020 (unaudited)		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Senior notes (Level 3)	$89,277	$10,696	$86,824	$21,289

The 2017 Notes in the table above are not measured at fair value in the condensed consolidated balance sheets but are required to be disclosed at fair value. The fair value of the 2017 Notes has been estimated using Level 3 methodologies, based on significant unobservable inputs that are supported by little or no market activity, such as discounted cash flow calculations based on internal cash flow forecasts. No assets or liabilities have been transferred between levels during any period presented. The fair value is estimated by discounting future projected cash flows using a discount rate commensurate with the risks involved. The interest rate on the senior notes is 1% per annum from April 1, 2019 through December 31, 2023; 2% per annum from January 1, 2024 through December 31, 2028; and 10% per annum from January 1, 2029 through the maturity date in March 2033.

Financial assets reported at fair value (Level 3) on a nonrecurring basis include the following (in thousands):

	September 30, 2020 (unaudited)
	Fair Value (Level 3)	Gains and (Losses)
Goodwill	$—	$(3,905)

See Note 3 for additional information regarding the Company's Goodwill and Intangible Assets.

Note 8. Income Taxes

Prior to 2018, the Company concluded that it was no longer more likely than not that it would realize a portion of its deferred tax assets. Therefore, as of September 30, 2020 and December 31, 2019, the Company maintained a full valuation allowance against its net deferred tax assets of $168.6 million and $166.5 million, respectively. The Company's determination of the realizable deferred tax assets requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods. Because of the full valuation allowance, the Company's effective tax rate is expected to be near 0% and therefore the income tax expense is not material for any period presented.

As of September 30, 2020, the Company had a federal NOL of approximately $729.3 million, including $250.3 million in losses on mortgage securities that have not been recognized for income tax purposes. The federal NOL may be carried forward to offset future taxable income, subject to applicable provisions of the Internal Revenue Code (the "Code"). If not used, these NOLs will expire in years 2025 through 2037. Due to tax reform enacted in 2017, NOLs created after 2017 carry forward indefinitely. The 2019 tax return has been filed as of the date of this report. The estimated federal NOL that does not expire included in the total above is $94.1 million. States may vary in their treatment of post 2017 NOLs. The Company has state NOL carryforwards arising from both combined and separate filings from as early as 2004. The state NOL carryforwards may expire as early as 2024 and as late as 2037.

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

	September 30, 2020 (unaudited)	December 31, 2019
Cash and cash equivalents	$1,132	$2,032

	Nine Months Ended September 30, (unaudited)		Three Months Ended September 30, (unaudited)
	2020	2019	2020	2019
Service fee income	$38,747	$47,822	$12,381	$15,671
Net loss, per basic share	$(0.07)	$(0.09)	$(0.01)	$(0.03)

Critical Accounting Policies

In our 2019 Form 10-K, we disclose critical accounting policies that require management to use significant judgment or that require significant estimates. Management regularly reviews the selection and application of our critical accounting policies. See Note 1 to the condensed consolidated financial statements for a discussion of significant accounting policies.

Results of Operations for the Three and Nine Month Period Ended September 30, 2020 as Compared to September 30, 2019

Service Fee Income and Cost of Services

HCS delivers outsourced full-time and part-time employees primarily to Community Service Boards (“CSBs”), quasi state organizations that provide behavioral health services at facilities across Georgia including mental health services, developmental disabilities programs and substance abuse treatments. The State of Georgia has a total of 25 CSBs. Each CSB has a number of facilities, including crisis centers, outpatient centers and 24-hour group homes that require a broad range of employees, such as registered nurses, social workers, house parents and supervisors. The CSB market in Georgia is large and growing steadily, as the demand for the services provided by the CSBs continues to grow. In addition to providing outsourced employees to CSBs, HCS also provides healthcare outsourcing and staffing services to hospitals, schools and a variety of privately-owned businesses. The services and positions provided to non CSB clients are similar to the ones provided to CSB clients. The service fee income and costs of services in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2020 are from the operations of HCS.

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

HCS revenue for the three and nine months ended September 30, 2020 was $12.4 and $38.7, respectively. This decrease in revenue compared to the three and nine months ended September 30, 2019 of $15.7 and $47.8, respectively, is due to the loss of a significant customer during the first quarter of 2020, in addition to the reduction of revenue with other CSBs and retail customers during  2020. HCS cost of goods sold for the three and nine months ended September 30, 2020 was $10.6 and $34.4, respectively. This decrease in cost of goods sold compared to the three and nine months ended September 30, 2019 of $13.9 and $42.5, respectively, is consistent with the decrease in revenue.

In addition, due to the recent developments of COVID-19, the Company has experienced an impact to service fee income and cost of services starting in the second quarter of 2020 and continuing through the third quarter of 2020. Please see Note 1 to the condensed consolidated financial statements for a discussion regarding this impact.

General and Administrative

General and administrative expenses consist of salaries, office costs, legal and professional expenses and other customary costs of corporate administration. For the three and nine months ended September 30, 2020, $1.4 million and $4.3 million of the total general and administrative expenses were incurred by HCS, as compared to $1.4 million and $4.7 million for the three and nine months ended September 30, 2019. Corporate-level general and administrative expenses for the three and nine months ended September 30, 2020 were $0.5 million and $1.5 million, respectively, as compared to $0.6 million and $1.7 million for the three and nine months ended September 30, 2019. The decrease in general and administrative expenses results from a reduction in staffing, professional fees, and other costs of administration as the Company continues to focus on cost containment.

The future amount of corporate-level general and administrative expenses will depend largely on corporate activities, professional fees associated with those activities and staffing needs based on the evolving business strategy. For HCS, the amount of these expenses will depend on business growth.

Goodwill Impairment Charge

Management completed its annual goodwill impairment assessment as of April 30, 2020. Increased cost of services and administrative expenses at HCS and the loss of a significant customer during the first quarter of 2020 have resulted in declining cash flow for the business. In addition, COVID-19 concerns were attributable to a lay-off of staffed employees during the second quarter of 2020. Based on these factors, management determined that the carrying value of the HCS goodwill exceeded its fair value by the full amount recorded on the condensed consolidated balance sheets of $3.9 million. A goodwill impairment charge in this amount was recorded for the second quarter.

Reorganization Items, Net

There were no reorganization and bankruptcy-related expenses for the nine months ended September 30, 2020, and expenses for the nine months ended September 30, 2019 were approximately $0.1 million. These costs have decreased as a result of the completion of the Company's reorganization of NMLLC.

Interest Expense

Interest expense decreased period over period, with the Company incurring $0.8 million and $2.5 million during the three and nine months ended September 30, 2020, respectively, compared to $1.0 million and $3.7 million during the three and nine months ended September 30, 2019, respectively. See Note 5 to the condensed consolidated financial statements for a discussion of the Note Purchase Agreement and the 2017 Notes, which were amended on August 9, 2019. The Amendment, among other things, significantly reduce the interest rate applicable from January 2019 through the end of 2028.

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

Overview of Cash Flow for the nine months ended September 30, 2020

The following table provides a summary of our operating, investing and financing cash flows as taken from our condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 (in thousands).

	Nine Months Ended September 30,
	2020	2019
Cash flows used in operating activities	$(889)	$(5,216)
Cash flows used in investing activities	(11)	(1)
Cash flows used in financing activities	—	(1,979)

Operating Activities – The decrease in net cash flows used in operating activities to approximately $0.9 million during the nine months ended September 30, 2020 from cash used of $5.2 million during the nine months ended September 30, 2019 was driven primarily by the Company's decrease in net loss, along with a decrease in accounts receivable. Another contributor is the reduction of interest payments in 2020 resulting from the amendment of the senior note agreements, effective August 9, 2019.

Investing Activities – The decrease in the net cash flows used in investing activities is due to a reduction in purchases of property and equipment.

Financing Activities – The decrease in cash used in financing activities is due to the payoff of HCS’s line of credit in 2019. The Company did not participate in any financing activities during the nine months ended September 30, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures were not effective as of September 30, 2020, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

On June 20, 2011, the National Credit Union Administration Board, as liquidating agent of U.S. Central Federal Credit Union, filed an action against NMFC and numerous other defendants in the United States District Court for the District of Kansas, claiming that the defendants issued or underwrote residential mortgage-backed securities pursuant to allegedly false or misleading registration statements, prospectuses, and/or prospectus supplements. On August 24, 2012, the plaintiff filed an amended complaint making essentially the same claims against NMFC. NMFC filed a motion to dismiss the amended complaint which was denied on September 12, 2013. The defendants claimed the case should be dismissed based upon a statute of limitations and sought an appeal of the court's denial of this defense. An interlocutory appeal of this issue was allowed, and on August 27, 2013, the United States Court of Appeals for the Tenth Circuit (the “Tenth Circuit”) affirmed the lower court’s denial of defendants’ motion to dismiss the plaintiff’s claims as being time barred; the Tenth Circuit held that the Extender Statute, 12 U.S.C. §1787(b)(14) applied to plaintiff’s claims. On June 16, 2014, the United States Supreme Court (the "Supreme Court") granted a petition of NMFC and its co-defendants for certiorari, vacated the ruling of the Tenth Circuit, and remanded the case back to that court for further consideration in light of the Supreme Court’s decision in CTS Corp. v. Waldburger, 134 S. Ct. 2175 (2014). On August 19, 2014, the Tenth Circuit reaffirmed its prior decision, and on October 2, 2014, the defendants filed a petition for writ of certiorari with the Supreme Court, which was denied. On March 22, 2016, NMFC filed motions for summary judgment, and plaintiff filed a motion for partial summary judgment. The case was stayed after NMFC filed a bankruptcy case.  On September 2, 2020, the parties filed a stipulation of dismissal with prejudice and the case was terminated by the Court.

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

The COVID-19 pandemic has harmed our ability to staff employees and has negatively impacted the Company’s revenue. As HCS relies on staffing healthcare professionals to generate income, the spread of COVID-19 has reduced our ability to provide these services based on customer driven lay-offs or reduction in hours of the staff provided by HCS.

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
101

The following financial information from Novation Companies, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Shareholders' Deficit for the nine months ended September 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVATION COMPANIES, INC.

DATE:	November 12, 2020	/s/ David W. Pointer
David W. Pointer, Chief Executive Officer
(Principal Executive Officer)

DATE:	November 12, 2020	/s/ Carolyn K. Campbell
Carolyn K. Campbell, Chief Financial Officer
(Principal Financial Officer)