Form 10-K
period 2020-12-31
NOVATION COMPANIES, INC.
filed 2021-03-04
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2020 was approximately $1,574,911, based upon the closing sales price of the registrant’s common stock on that date ($.02).

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of the registrant's common stock outstanding on February 25, 2021 was 116,655,893.

NOVATION COMPANIES, INC.

FORM 10-K

For the Fiscal Year ended December 31, 2020

PART I

Unless the context otherwise requires, references in this Annual Report on Form 10-K (this "Form 10-K") to “Novation,” the “Company,” “NOVC,” “we,” “us” and “our,” refer to Novation Companies, Inc. and its consolidated subsidiaries and their respective predecessors.

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

Item 1. Business

Overview

Novation Companies, Inc. and its subsidiaries (the "Company," "Novation," "we," "us," or "our") through Healthcare Staffing, Inc. ("HCS"), our wholly-owned subsidiary acquired on July 27, 2017, provide outsourced health care staffing and related services in the State of Georgia. Our common stock, par value $0.01 per share, is traded on OTC Pink under the symbol “NOVC”.

Recent Developments

Note Refinancing and 2017 Notes. On August 9, 2019, the Company and Taberna Preferred Funding I, Ltd. ("Taberna I"), Taberna Preferred Funding II, Ltd. ("Taberna II") and Kodiak CDO I Ltd. ("Kodiak" and, together with Taberna I and Taberna II, the "Noteholders") executed a First Amendment to Senior Secured Note Purchase Agreement (the “Amendment”) amending the terms of the Note Purchase Agreement (as defined below) and the 2017 Notes (as defined below) to, among other things, significantly reduce the interest rate applicable from January 2019 through the third quarter of 2028 and allow the Company to apply certain surplus interest payments against future quarterly interest payments. This amendment qualified as a troubled debt restructuring. As of December 31, 2020, the Company had $85.9 million in aggregate borrowings outstanding under three senior secured promissory notes (the “2017 Notes”). The unpaid principal amounts of the 2017 Notes bear interest at the following rates until the maturity date on March 30, 2033, with interest payable quarterly in arrears as follows: 1% per annum from April 1, 2019 through December 31, 2023; 2% per annum from January 1, 2024 through December 31, 2028; and 10% per annum from January 1, 2029 through the maturity date. Commencing with the delivery to the Noteholders of the financial statements for the fiscal year ending December 31, 2019, the Company is required to remit 50% of excess cash flow each year to the Noteholders to be applied as a principal reduction to the outstanding balance of the debt. The 2017 Notes generally rank senior in right of payment to any existing or future subordinated indebtedness of the Credit Parties (as defined below).  The Company may at any time upon 30 days’ notice to the Noteholders redeem all or part of the 2017 Notes at a redemption price equal to 101% of the principal amount redeemed plus any accrued and unpaid interest thereon. The 2017 Notes were entered into on July 27, 2017 as a result of a refinancing of the Company’s then outstanding senior notes with the same aggregate principal amount through the execution of the Senior Secured Note Purchase Agreement, dated as of the same date (as amended, the “Note Purchase Agreement”), with Novation Holding, Inc., a wholly-owned subsidiary of the Company ("NHI") and HCS as guarantors (together with the Company, collectively, the “Credit Parties”).

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

Under the terms of the Amendment, the Company issued to the Noteholders 9,000,000 shares of common stock of the Company and ten-year warrants allowing the Noteholders to purchase up to 22,250,000 shares of the Company’s common stock at an exercise price of $0.01 per share. These warrants can be exercised at any time prior to expiration. See the Company’s discussion in Note 6 to the consolidated financial statements for additional information regarding the Amendment.

Business

Established in 1995, HCS is the largest outsourced healthcare services provider in the State of Georgia. HCS delivers outsourced full-time and part-time employees primarily to Community Service Boards (“CSB”).  HCS has long-term relationships with many of its customers and has been providing services to several clients for more than 15 years. A CSB is a quasi-state organization providing behavioral health services at facilities across Georgia including mental health services, developmental disabilities programs and substance abuse treatments. The State of Georgia has a total of 25 CSBs. Each CSB has a number of facilities, including crisis centers, outpatient centers and 24-hour group homes that require a broad range of employees, such as registered nurses, social workers, house parents and supervisors. The CSB market in Georgia is large and growing steadily, as the demand for the services provided by the CSB continues to grow.  In addition to providing outsourced employees to CSBs, HCS also provides healthcare outsourcing and staffing services to hospitals, schools, crisis units, clinics, doctors offices, prisons and a variety of privately owned businesses. The services and positions provided to these clients are similar to the ones provided to CSB clients.

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

Employees

As of February 25, 2021, the Company employed 1,025 full-time employees and 388 part-time employees. None of the Company's employees are represented by a union or covered by a collective bargaining agreement.

Additional Information

The Company is a Maryland corporation formed on September 13, 1996 as “CapStar Financial, Inc.” The Company’s name was changed to “NovaStar Financial, Inc.” effective October 11, 1996, and to “Novation Companies, Inc.” effective May 23, 2012. Our corporate executive offices are located at 9229 Ward Parkway, Suite 340, Kansas City, MO 64114 and our telephone number is (816) 237-7000. Our website address is www.novationcompanies.com. Our website is not intended to be a part of, nor are we incorporating it by reference into, this Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our website as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. Reports and other information we file with the SEC may also be viewed at the SEC’s website at www.sec.gov.

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

The COVID-19 pandemic has harmed our ability to staff employees and has negatively impacted the Company’s revenue. HCS relies on staffing healthcare professionals to generate income, primarily to CSBs, which are ultimately funded by the State of Georgia.  The spread of COVID-19 has reduced our ability to provide these services based on customer driven lay-offs or reduction in hours of the staff provided by HCS.  In addition, some CSB sponsored programs have been shut down as a result of COVID-19.

While HCS employees provide services throughout the State of Georgia at multiple facilities, the Company’s operations are limited to this region. If Georgia experiences a second severe outbreak of COVID-19, it could have a larger impact on the Company and its business than on businesses which operate in multiple states.

The COVID-19 pandemic, and any other outbreak or other public health crises, may also impact our ability to attract and retain employees or healthcare professionals due to illness, risk of illness, quarantines, or other factors. Some of our healthcare professionals have been exposed, diagnosed and or quarantined as a result of COVID-19. As such, there is a risk that our employees may not want, or be able to provide services, which could negatively impact our supply and ability to provide staffing services to our customers. In addition, HCS may be charged higher insurance premiums for workers compensation and other corporate insurance coverage as a result of the COVID-19 pandemic. HCS may also be subject to claims regarding the health and safety of our staffed healthcare associates and our colleagues.

As HCS generates most of its revenue from customers which rely on the State of Georgia to provide them funding, the state may decrease the budgets for these services.  As such, our CSB customers may need to scale back their programs and therefore reduce the employees we staff for them.

The foregoing and other potential disruptions to our business as a result of the COVID-19 pandemic could materially adversely affect our business and operating results, financial condition, and cash flow. The extent of such impact will depend on future developments, including the duration and spread of COVID-19, the speed at which the vaccine is distributed, the number of individuals in general who agree to receive the vaccine along with the number of our employees receiving the vaccine.  In addition, the recent COVID-19 strain mutations may also hamper the vaccine's effectiveness.

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

During 2020, we had a net loss of $9.2 million. We also generated negative operating cash flow of $0.7 million. As of December 31, 2020, we had an overall shareholders deficit of $81.1 million. As of December 31, 2020, we had an aggregate of $1.3 million in cash and cash equivalents and total liabilities of $93.3 million. Of the $1.3 million in cash, $0.3 million was held by our subsidiary NMLLC.  This cash is available only to pay general creditors and expenses of NMLLC.

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

Management continues to work toward expanding HCS’s customer base by increasing revenue from existing customers and targeting new customers that have not previously been served by HCS. In addition, management continues to explore cost cutting initiatives that will reduce overall overhead and operating costs, both at HCS and at the corporate level.

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

We found material weaknesses in our disclosure controls and procedures and internal control over financial reporting and concluded that they were not effective as of December 31, 2020.

As disclosed in Part II, Item 9. Controls and Procedures of this Form 10-K, our chief executive officer and chief financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2020 due to the lack of adequate processes, procedures and controls at HCS. Our failure to successfully remediate these material weaknesses could cause us to fail to meet our reporting obligations and to produce timely and reliable financial information. Additionally, such failure could cause investors to lose confidence in our public disclosures, which could have a negative impact on our stock price. For a discussion of these material weaknesses and our remediation efforts, see Part II, Item 9. Controls and Procedures of this Form 10-K.

Our ability to use our net operating loss carryforwards and net unrealized built-in losses could be severely limited.

As of December 31, 2020, we had federal net operating losses ("NOLs") of approximately $730.1 million, including $250.3 million in losses on mortgage securities that have not been recognized for income tax purposes. Our ability to use NOLs to offset future taxable income will depend on the amount of taxable income we generate in future periods and whether we become subject to annual limitations on the amount of taxable income that may be offset by our NOLs.

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

Prior to its acquisition of HCS, the Company originated, purchased, securitized, sold, invested in, and serviced residential nonconforming mortgage loans and mortgage securities. When we sold these mortgage loans, whether as whole loans or pursuant to a securitization, we made customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower, broker, or employee fraud. Likewise, we are required to repurchase or substitute mortgage loans if we breach a representation or warranty in connection with our securitizations. We have received various repurchase demands as performance of subprime mortgage loans has deteriorated. A majority of repurchase requests have been denied, otherwise a negotiated purchase price adjustment was agreed upon with the purchaser. Enforcement of repurchase obligations against us would further harm our liquidity.

Risks Related to our Capital Stock

There can be no assurance that our common stock will continue to be traded in an active market.

Our common stock currently trades on OTC Pink. Trading of securities on this quotation service is generally limited and is affected on a less regular basis than on exchanges, such as the NYSE, and accordingly investors who own or purchase our stock will find that the liquidity or transferability of the stock may be limited. Additionally, a shareholder may find it more difficult to dispose of, or obtain accurate quotations as to the market value of, our stock. If an active public trading market cannot be sustained, the trading price of our common stock could be adversely affected and the ability of an investor to transfer their shares of our common stock may be limited.

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

Certain provisions of our charter, bylaws, Maryland law, and our NOL Rights Plan could discourage, delay or prevent transactions that involve an actual or threatened change in control, and may make it more difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders. Under our charter, generally a director may only be removed for cause and only by the affirmative vote of the holders of at least a majority of all classes of shares entitled to vote in the election for directors together as a single class. Maryland law provides protection for Maryland corporations against unsolicited takeover situations. Further, our charter includes provisions designed to protect the tax benefits of our NOLs by generally restricting any direct or indirect transfers of our common stock that increase the direct or indirect ownership of our common stock by any person from less than 4.99% to 4.99% or more, or increase the percentage of our common stock owned directly or indirectly by a person owning or deemed to own 4.99% or more of our common stock. Any direct or indirect transfer attempted in violation of these transfer restrictions will be void as of the date of the prohibited transfer as to the purported transferee. These transfer restrictions expired on August 1, 2020. Additionally, we have adopted an NOL Rights Plan that generally is designed to deter any person from acquiring shares of our common stock if the acquisition would result in such person beneficially owning 4.99% or more of our common stock without the approval of our Board. Shareholders voted to extend the NOL Rights Plan through July 20, 2021 at the Company's 2018 annual meeting of shareholders.

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

Item 3. Legal Proceedings

The Company is a party to various legal proceedings. These proceedings are of an ordinary and routine nature. For a discussion of material legal proceedings, see Note 7 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock currently trades on OTC Pink under the symbol “NOVC”. Prior to the commencement of the Company's Chapter 11 case, the Company's common stock traded on the OTCQB market of the OTC Markets Group, Inc. under the symbol "NOVC". There is no established public trading market for the Company's common stock. The following table sets forth the high and low bid prices as reported by these quotation services, for the periods indicated. The quotations represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
2020
First Quarter	$0.06	$0.03
Second Quarter	0.04	0.02
Third Quarter	0.07	0.02
Fourth Quarter	0.06	0.02

2019
First Quarter	$0.08	$0.02
Second Quarter	0.07	0.02
Third Quarter	0.07	0.02
Fourth Quarter	0.06	0.02

As of February 25, 2021, we had approximately 696 shareholders of record of the Company's common stock. This figure does not represent the actual number of beneficial owners of our common stock because such stock is frequently held in "street name" by securities dealers and others for the benefit of individual owners who may vote the shares.

No dividends were declared during 2020 or 2019,nor do we expect to declare any stock dividend distributions in the near future. The Note Purchase Agreement governing the Company's senior notes contains restrictive covenants which prohibit the Company and its subsidiaries, from among other things, making any cash dividend or distribution to Novation shareholders. Should the restrictions be relieved, any future determination to pay dividends will be made at the discretion of our Board and will depend on earnings, financial condition, cost of equity, investment opportunities and other factors as our Board may deem relevant.

Item 6. Removed and Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations for the years ended December 31, 2020 and 2019. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and Notes to the Consolidated Financial Statements set forth in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

Corporate Overview

Through our wholly-owned subsidiary HCS, acquired on July 27, 2017, we provide outsourced health care staffing and related services in the State of Georgia. We also previously owned a portfolio of mortgage securities which generated earnings to support on-going financial obligations through the end of 2018. The mortgage securities were sold during 2018 for a total of $13.0 million. Our common stock, par value $0.01 per share, is traded on OTC Pink under the symbol “NOVC”.

See Part I, Item 1 of this Form 10-K for a discussion of our note refinancing, which occurred in the third quarter of 2017, and the note amendment, which occurred in the third quarter of 2019.

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

	December 31,
	2020	2019
Cash and cash equivalents	$1,340	$2,032
Service fee income	$51,354	$63,474
General and administrative expenses	$7,503	$8,345
Net loss available to common shareholders, per basic share	$(0.08)	$(0.10)

Consolidated Results of Operations

Year Ended December 31, 2020 as Compared to the Year Ended December 31, 2019

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

Future service fee income will be driven by the number of customers and the volume of associates employed by the CSB and outsourced to HCS. Customer contracts typically establish a fixed markup on the pay rate for the associates; therefore the cost of services will generally fluctuate consistently with fee income. HCS offers a health and welfare benefit plan to its associates. The cost of this benefit is passed through to CSB customers plus a small markup to cover the cost of administration.

A significant CSB customer terminated its contract services with HCS as of January 29, 2020. In addition, due to the recent developments of COVID-19, and the resulting reduction of programs and staff utilized by CSBs, the Company has experienced an impact to service fee income and cost of services starting in the second quarter of 2020 and continuing through the end of 2020.

General and Administrative Expenses

General and administrative expenses consist of salaries, office costs, legal and professional expenses and other customary costs of corporate administration. During 2020 and 2019, $5.5 and $6.2 million, respectively, of the total general and administrative expenses were incurred by HCS. Corporate-level general and administrative expenses during 2020 and 2019 were $2.0 million and $2.1 million, respectively. The future amount of corporate-level general and administrative expenses will depend largely on corporate activities and staffing needs based on the evolving business strategy. For HCS, the amount of these expenses will depend on business growth. Decreased marketing, advertising, and travel advertising expense along with reductions in corporate-level staffing are the primary reasons for the decrease in general and administrative expenses incurred by HCS.

Goodwill Impairment Charge

Management completed its annual goodwill impairment assessment as of April 30, 2020. Increased cost of services and administrative expenses at HCS and the loss of a significant customer during the first quarter of 2020 have resulted in declining cash flow for the business. In addition, COVID-19 concerns were attributable to a lay-off of staffed employees during the second quarter of 2020. Based on these factors, management determined that the carrying value of the HCS goodwill exceeded its fair value by the full amount recorded on the consolidated balance sheets of $3.9 million, as compared to fair value adjustments totaling $4.3 million in 2019. A goodwill impairment charge in this amount was recorded during the second quarter of 2020.

Interest Expense

Interest expense decreased period over period, with the Company incurring $3.3 million in 2020 and $4.5 million in 2019. See "Liquidity and Capital Resources" below and Note 6 to the consolidated financial statements for a discussion of the Note Purchase Agreement and the 2017 Notes, which were amended on August 9, 2019. The Amendment, among other things, significantly reduced the interest rate applicable from January 2019 through the third quarter of 2028.

Income Tax Expense

Because of the Company's significant net operating losses and full valuation allowance, income tax expense was not material for any period presented and is not expected to be material for the foreseeable future.

Liquidity and Capital Resources

During 2020, the Company had net loss of $9.2 million and generated negative operating cash flow of $0.7 million. As of December 31, 2020, the Company had an overall shareholders deficit of $81.1 million. As of December 31, 2020, the Company had an aggregate of $1.3 million in cash and cash equivalents and total liabilities of $93.3 million. Of the $1.3 million in cash, $0.3 million is held by the Company's subsidiary NMLLC. This cash is only available to pay general creditors and expenses of NMLLC.

Management continues to work toward expanding HCS’s customer base by increasing revenue from existing customers, looking at methods to reduce overall operating costs, both at HCS and the corporate level, and targeting new customers that have not previously been served by HCS. As disclosed in Note 6 to the consolidated financial statements, the Company was successful in amending the senior note agreements to lower the interest rate and receive future credit for cash interest payments made in 2019 in exchange for the issuance of common stock and warrants. Based on the terms of the amendment, the Company is not required to make cash interest payments on the senior notes from August 2019 through March 2022, leading to significant cash savings for the Company. This amendment to the Note Purchase Agreement and waiver of interest payments through April 2022 has significantly improved our forecasted cash position over the next year.

In late March 2020, HCS started experiencing a reduction in Georgia CSB customer needs related to COVID-19. This resulted in the layoff of approximately 8% of the Company’s employees. As HCS relies on providing healthcare staffing services to generate income, this has decreased our service fee income, and direct cost of services, accordingly. While the majority of these employees were rehired when customer demand returned, there have been some permanent loss of staffing opportunities based on changes to programs and services offered by CSBs. In addition, there is still concern at the Company about the ongoing effects of COVID-19 on our services for the foreseeable future. As of December 31, 2020, based on our operating losses and negative cash flow, substantial doubt exists related to the Company’s ability to continue as a going concern.

Overview of Cash Flow for the Year Ended December 31, 2020

The following table provides a summary of our operating, investing and financing cash flows as taken from our consolidated statements of cash flows for the years ended December 31, 2020 and 2019 (in thousands).

	For the Years Ended December 31,
	2020	2019
Cash flows used in operating activities	$(677)	$(5,168)
Cash flows (used in) provided by investing activities	(15)	(70)
Cash flows used in financing activities	—	(1,979)

Operating Activities

The decrease in net cash flows used in operating activities to approximately $0.7 million during 2020 from cash used in operating activities of $5.2 million during 2019 was driven primarily by the Company's decrease in net loss, along with a decrease in and paydowns of accounts receivable. Another contributor is the reduction of interest payments in 2020 resulting from the amendment of the senior note agreements, effective August 9, 2019.

Investing Activities

The decrease in the net cash flows used in investing activities is due to the reduction in purchases of property and equipment.

Financing Activities

The decrease in cash used in financing activities is due to the payoff of HCS’s line of credit in 2019. The Company did not participate in any financing activities during 2020.

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

Impairment of Indefinite-Lived Intangible Assets and Long-Lived Assets with Finite Lives

The values of indefinite-lived assets such as goodwill and trademarks are assessed annually to determine whether their carrying value exceeds their fair value.  The Company performs its annual tests of goodwill and trademarks during the second quarter of each fiscal year.  In addition, indefinite-lived assets are tested on an interim basis if an event occurs or circumstances change that would more likely than not reduce their fair value below carrying value and for long-lived purchased intangible assets this occurs whenever an event or circumstances indicate the carrying value of the asset may not be fully recoverable. If we determine the fair value of the asset is less than its carrying value, an impairment loss is recognized. Impairment losses, if any, are reflected in operating income or loss in the period incurred.

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

No new accounting standards were adopted in 2020.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Novation Companies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Novation Companies, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income (loss), shareholders' deficit, and cash flows for each of the years in the two year period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred net operating losses and has had negative operating cash flow, combined with the impacts of COVID-19, this has led to substantial doubt related to the Company to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter

Basis for Opinion

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involve especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Intangible Assets and Goodwill

Description of the Matter:

As disclosed in Notes 2 and 4 to the consolidated financial statements, the Company's intangible assets totaled $4.7 million at December 31, 2020 and goodwill was impaired by $3.9 million to its fair value of $0 during the second quarter of 2020. As disclosed in Note 2 to the consolidated financial statements, indefinite-lived intangible assets and goodwill are tested at least annually during the second quarter of each year. Finite-lived intangible assets are assessed for impairment whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. The Company determined that the onset of the COVID-19 pandemic and its negative effect on its service fee income was a triggering event that required an assessment of impairment for its finite-lived intangible assets.

Auditing the valuation of the Company's intangible assets and goodwill was highly judgmental due to the significant estimation required to determine the fair value of these assets as a result of the Company's current operating performance and the current industry and economic environment in which the Company operates. The Company's estimate of fair value for intangible assets and goodwill required significant judgment to estimate the impact of the decline in service fee income and profitability, industry trends, economic condition, including the impact of COVID-19, on future operating results and the future cash flows expected to be generated.

How We Addressed the Matter in Our Audit:

We obtained an understanding and evaluated the design of the controls related to the intangible asset and goodwill impairment assessment process, including controls over management's identification of indicators of impairment.

We performed audit procedures surrounding the impairment evaluation that included, among others, assessing methodologies and testing the significant assumptions and the completeness and accuracy of the underlying data used by the Company in its analysis. We reviewed management's discounted future cash flow analysis and the assessment of the assumptions used in this evaluation. We compared these assumptions prepared by management to current industry and economic trends, the Company's historical results, and other relevant factors.

/s/ BOULAY PLLP

We have served as the Company's auditor since 2016.

Minneapolis, Minnesota

March 4, 2021

NOVATION COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,340	$2,032
Accounts and unbilled receivables	5,008	6,583
Prepaid expenses	663	647
Other	53	21
Total current assets	7,064	9,283
Non-current assets:
Goodwill	—	3,905
Intangible assets, net	4,677	5,784
Property and equipment, net	92	125
Operating lease right-of-use asset	339	316
Other	4	4
Total non-current assets	5,112	10,134
Total assets	$12,176	$19,417

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$315	$524
Accrued compensation and benefits payable	2,176	2,717
Health and wellness program liability	—	492
Operating lease liability	195	205
Accrued claim settlements	246	246
Other	4	36
Total current liabilities	2,936	4,220

Non-current liabilities:
Senior notes, net of unamortized debt premium of $4.2 million and $0.9 million as of December 31, 2020 and 2019, respectively	90,115	86,824
Accrued claim settlements	62	307
Operating lease liability	153	125
Total non-current liabilities	90,330	87,256
Total liabilities	93,266	91,476

Shareholders' deficit:
Common stock, $.01 par value per share, 780,000,000 shares authorized:
114,655,893 and 112,355,893 shares issued and outstanding as of December 31, 2020 and 2019, respectively	1,146	1,123
Additional paid-in capital	746,227	746,112
Accumulated deficit	(828,463)	(819,294)
Total shareholders' deficit	(81,090)	(72,059)
Total liabilities and shareholders' deficit	$12,176	$19,417

See notes to consolidated financial statements.

NOVATION COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2020	2019
Service fee income	$51,354	$63,474
Cost and expenses:
Cost of services	45,819	56,483
General and administrative expenses	7,503	8,345
Goodwill impairment charge	3,905	4,300
Operating loss	(5,873)	(5,654)

Other income	43	39
Interest expense	(3,311)	(4,522)
Reorganization items, net	—	(63)

Loss before income taxes	(9,141)	(10,200)
Income tax expense	28	25
Net loss	(9,169)	(10,225)

Other comprehensive income:
Unrealized gains on marketable securities	—	1
Total other comprehensive income	—	1
Total comprehensive loss	$(9,169)	$(10,224)

Loss per share:
Basic	$(0.08)	$(0.10)
Diluted	$(0.08)	$(0.10)
Weighted average common shares outstanding:
Basic	111,045,292	100,472,515
Diluted	111,045,292	100,472,515

See notes to consolidated financial statements.

NOVATION COMPANIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Deficit
Balance, December 31, 2019	$1,123	$746,112	$(819,294)	$—	$(72,059)
Issuances of nonvested stock	23	(23)	—	—	—
Compensation recognized under stock compensation plans	—	138	—	—	138
Net loss	—	—	(9,169)	—	(9,169)
Balance, December 31, 2020	$1,146	$746,227	$(828,463)	$—	$(81,090)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Deficit
Balance, December 31, 2018	$991	$745,104	$(809,050)	$(1)	$(62,956)
Issuances and cancellations of nonvested stock, net	42	(42)	—	—	—
Common stock granted in debt restructure	90	(90)	—	—	—
Common stock and common stock warrants granted in debt restructure	—	916	—	—	916
Compensation recognized under stock compensation plans	—	224	—	—	224
Net loss	—	—	(10,225)	—	(10,225)
Adjustment to retained earnings for adoption of accounting standard	—	—	(19)	—	(19)
Other comprehensive income	—	—	—	1	1
Balance, December 31, 2019	$1,123	$746,112	$(819,294)	$—	$(72,059)

See notes to consolidated financial statements.

NOVATION COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(9,169)	$(10,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	1,107	1,194
Amortization of debt premium and prepaid interest into interest expense	3,291	1,262
Depreciation expense	48	27
(Gain) loss on disposal of fixed assets	—	9
Lease expense	(5)	(5)
Goodwill impairment	3,905	4,300
Compensation recognized under stock compensation plans	138	224
Changes in operating assets and liabilities:
Accounts and unbilled receivables	1,575	(461)
Accounts payable and accrued expenses	(209)	(146)
Accrued compensation and benefits payable	(541)	(14)
Accrued health and wellness program payable	(492)	492
Accrued interest payable	—	(754)
Accrued claim settlements	(245)	(459)
Other current assets and liabilities, net	(80)	(186)
Other noncurrent assets and liabilities, net	—	(426)
Net cash used in operating activities	(677)	(5,168)

Cash flows from investing activities:
Purchases of property and equipment	(15)	(96)
Proceeds from sale of property and equipment	—	26
Net cash used in investing activities	(15)	(70)

Cash flows from financing activities:
Borrowings under revolving line of credit	—	8,685
Repayments of borrowings under revolving line of credit	—	(10,633)
Paydowns of long-term debt	—	(31)
Net cash used in financing activities	—	(1,979)

Net decrease in cash and cash equivalents	(692)	(7,217)
Cash and cash equivalents, beginning of period	2,032	9,249
Cash and cash equivalents, end of period	$1,340	$2,032

Supplemental disclosure of cash flow information:
Cash paid for interest	$21	$4,030
Cash paid for income taxes, net	$45	$30

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in restructure of debt (Note 6)	$—	$311
Issuance of common stock warrants in restructure of debt (Note 6)	$—	$605

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

Liquidity and Going Concern – During 2020, the Company incurred a net loss of $9.2 million and generated negative operating cash flow of $0.7 million. As of December 31, 2020, the Company has an overall shareholders deficit of $81.1 million, an aggregate of $1.3 million in cash and cash equivalents and total liabilities of $93.3 million. Of the $1.3 million in cash, $0.3 million is held by the Company's subsidiary NovaStar Mortgage LLC ("NMLLC"). This cash is available only to pay only general creditors and expenses of NMLLC.

Prior to executing the Amendment with the Noteholders in August 2019 (Note 6), the Company had a significant on-going obligation to pay interest under its senior note agreements at LIBOR plus 3.5% per annum, payable quarterly in arrears until maturity on March 30, 2033, leading to a significant annual cash outflow. HCS has also experienced lower than anticipated cash flows in general due to increased costs and a decrease in business from certain customers. These items initially led to substantial doubt about the Company's ability to continue as a going concern.

Management continues to work toward expanding HCS’s customer base by increasing revenue from existing customers, looking at methods to reduce overall operating costs, both at HCS and the corporate level, and targeting new customers that have not previously been served by HCS. As disclosed in Note 6 to the consolidated financial statements, the Company was successful in amending the senior note agreements to lower the interest rate and receive future credit for cash interest payments made in 2019 in exchange for the issuance of common stock and warrants. Based on the terms of the Amendment, the Company is not required to make cash interest payments on the senior notes from August 2019 through March 2022, leading to significant cash savings for the Company. This Amendment to the Note Purchase Agreement and waiver of interest payments through April 2022 has significantly improved our forecasted cash position over the next year.

In late March 2020, HCS started experiencing a reduction in CSB customer needs related to the COVID-19 pandemic. This resulted in the layoff of approximately 8% of the Company’s employees. As HCS relies on providing healthcare staffing services to generate income, this has decreased our service fee income, and direct cost of services, accordingly. While the majority of these employees were rehired when customer demand returned, there have been some permanent loss of staffing opportunities based on changes to programs and services offered by CSBs. In addition, there is still concern at the Company about the ongoing effects of COVID-19 on our services for the foreseeable future.

Our historical operating results and negative cash flow suggest substantial doubt exists related to the Company's ability to continue as a going concern. Furthermore, there is still significant uncertainty regarding the future impact that COVID-19 will have on our business. Based on these uncertainties, there is no guarantee the Company's cash position will cover current obligations. As a result, we have not been able to alleviate the substantial doubt about the Company's ability to continue as a going concern for at least one year after the date that these condensed consolidated financial statements are issued.

Financial Statement Presentation. The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expense during the period. The Company uses estimates and judgments in assessing the recoverability of its long-lived assets, impairments and accounting for income taxes, including the determination of the timing of the establishment or release of the valuation allowance related to the deferred tax asset balances and reserves for uncertain tax positions. While the consolidated financial statements and footnotes reflect the best estimates and judgments of management at the time, actual results could differ significantly from those estimates, and the amounts could be material.

Note 2. Summary of Significant Accounting and Reporting Policies

Cash and Cash Equivalents - Cash equivalents consist of liquid investments with an original maturity of three months or less. Cash equivalents are stated at cost, which approximates fair value. The Company maintains cash balances at four major financial institutions in the United States. Accounts are secured by the Federal Deposit Insurance Corporation up to $250,000. The uninsured balances of the Company’s cash and cash equivalents accounts aggregated $0.8 million as of December 31, 2020.

Accounts and Unbilled Receivables - Accounts receivable are uncollateralized customer obligations due under normal trade terms. Customer account balances that are not paid within contract terms are considered delinquent. Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company maintains an allowance for potential losses primarily based upon management's analysis of delinquent accounts, routine assessment of its customers' financial condition, and any other known factors impacting collectability, including disputed amounts. When management has exhausted all collection efforts, amounts deemed uncollectible are written off. Recoveries of previously written off accounts receivable are recognized in the period in which they are received. The ultimate amount of accounts receivable that becomes uncollectible could differ from management's estimate.

Goodwill and Indefinite-Lived Intangible Assets - Goodwill and trademarks are assessed annually to determine whether their carrying value exceeds their fair value. In addition, they are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. If we determine the fair value of goodwill or trademarks is less than their carrying value, an impairment loss is recognized. Impairment losses, if any, are reflected in operating income or loss in the period incurred. The Company performs its annual tests of goodwill and trademarks during the second quarter of each fiscal year.

Impairment of Long-Lived Intangible Assets with Finite Lives - Long-lived intangible assets held and used by us which have finite lives are assessed for impairment whenever an event or change in circumstances indicates that the carrying value of the asset may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. An impairment loss is measured by comparing the fair value of the asset to its carrying value. If we determine the fair value of an asset is less than the carrying value, an impairment loss is incurred. Impairment losses, if any, are reflected in operating income or loss in the period incurred.

Revenue and Cost Recognition - The Company recognizes revenue when control of the promised services is transferred to customers and for the amount that reflects the consideration we are entitled to receive in exchange for those services. Furthermore, revenue is recognized at a point in time based on a fixed amount for each hour of staffing service provided as our customers benefit from our services and as we provide them. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s customer contracts have a single performance obligation to transfer the individual services, and it is not separately identifiable from other promises in the contracts and is, therefore, not distinct. Performance obligations are satisfied at the point in time the HCS employees work on behalf of the customer. Contract costs include compensation, benefits and overhead when appropriate. Because of the nature of the contracts and the fact that revenue is earned at the time the employee works for the customer, no contract estimates are necessary.

Income Taxes - The Company had a gross deferred tax asset of $168.8 million and $166.5 million as of December 31, 2020 and 2019, respectively. In determining the amount of deferred tax assets to recognize in the consolidated financial statements, the Company evaluates the likelihood of realizing such benefits in future periods. The income tax guidance requires the recognition of a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. Income tax guidance indicates the more likely than not threshold is a level of likelihood that is more than 50%.

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

Earnings (Loss) Per Share (“EPS”) - Basic EPS excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is calculated assuming all options, nonvested shares and performance-based awards of the Company's common stock have been exercised, unless the exercise would be antidilutive.

Segments - The Company has evaluated it’s operations and determined it has one reportable segment.

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

	For the Year Ended December 31, 2020		For the Year Ended December 31, 2019
Type of Customer
CSB	$50,054	97.5%	$61,620	97.1%
Other	1,300	2.5%	1,854	2.9%
Total	$51,354	100.0%	$63,474	100.0%

Accounts and unbilled receivables are summarized as follows, in thousands:

	December 31, 2020	December 31, 2019
Accounts receivable	$2,705	$4,083
Unbilled receivables (Contract Assets)	2,303	2,500
Total accounts and unbilled receivables	$5,008	$6,583

As of December 31, 2020 and December 31, 2019, management has determined no allowance for doubtful accounts is necessary. For the years ended December 31, 2020 and December 31, 2019, 63.3% and 63.1% of service fee income was generated from four customers. As of December 31, 2020, 64.0% of accounts and unbilled receivables was due from four customers and 88.8% was due from 12 CSB customers. As of December 31, 2019, 61.6% of accounts and unbilled receivables was due from four customers and 96.6% was due from 14 CSB customers.

Note 4. Goodwill and Intangible Assets

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived assets (in thousands):
Goodwill	$—	$—	$—	$3,905	$—	$3,905
Tradenames	1,147	—	1,147	1,147	—	1,147
Total indefinite-lived assets	$1,147	$—	$1,147	$5,052	$—	$5,052

Finite-lived assets (in thousands):
Customer relationships	$6,895	$3,365	$3,530	$6,895	$2,380	$4,515
Non-compete agreement	627	627	—	627	505	122
Total finite-lived assets	$7,522	$3,992	$3,530	$7,522	$2,885	$4,637

Amortization expense (in thousands):
2019	$1,194
2020	1,107
Estimated future amortization expense (in thousands):
2021	$985
2022	985
2023	985
Thereafter	575
Total estimated amortization expense	$3,530

	Years Ended December 31,
	2020	2019
Goodwill activity (in thousands):
Beginning balance	$3,905	$8,205
Impairment charge	(3,905)	(4,300)
Ending balance	$—	$3,905

Management completed its annual goodwill impairment assessment as of April 30, 2020. Increased cost of services and administrative expenses at HCS and the loss of a significant customer during the first quarter of 2020 have resulted in declining cash flow for the business. In addition, COVID-19 concerns were attributable to a lay-off of staffed employees starting in the second quarter of 2020. Based on these factors, management determined that the carrying value of the HCS goodwill exceeded its fair value by the full amount recorded on the consolidated balance sheets of $3.9 million. A goodwill impairment charge in this amount was recorded during the second quarter of 2020. Management assessed the other indefinite and definite lived intangible assets and determined no impairment was necessary.

Note 5. Leases

Our leases consist primarily of office space. Leases with an initial term of 12 months or less, and leases which are on a month-to-month basis, are not recorded on the balance sheet.  For these leases we recognize lease expense on a straight-line basis over the lease term. The Company does not have any finance leases.

Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to three years or more. The exercise of lease renewal options is at our discretion. Our lease agreements do not contain any variable lease payments, residual value guarantees or restrictive covenants. The components of lease expense for the twelve months ended December 31, 2020 were immaterial. As our leases do not provide an implicit interest rate, we use our incremental current borrowing rate in determining the present value of lease payments.

Maturities of lease liabilities were as follows (in thousands):

December 31, 2020
2021	$212
2022	88
2023	57
Thereafter	19
Total	$376
Less interest	28
Present value of lease liabilities	$348

Other information related to the Company's operating leases was as follows (in thousands):

December 31, 2020
Lease Term and Discount Rate:
Weighted average remaining lease term (years)	2.20
Weighted average discount rate	6.75%

Note 6. Borrowings

Note Refinancing and 2017 Notes — On August 9, 2019, the Company and Taberna Preferred Funding I, Ltd. (“Taberna I”), Taberna Preferred Funding II, Ltd. (“Taberna II”) and Kodiak CDO I, Ltd. (“Kodiak” and, together with Taberna I and Taberna II, the “Noteholders”) executed a First Amendment to Senior Secured Note Purchase Agreement (the “Amendment”) amending the terms of the Note Purchase Agreement (as defined below) and the 2017 Notes (as defined below) to, among other things, significantly reduce the interest rate applicable from January 2019 through the third quarter of 2028 and allow the Company to apply certain surplus interest payments against future quarterly interest payments. This amendment qualified as a troubled debt restructuring. As of December 31, 2020, the Company had $85.9 million in aggregate borrowings outstanding under three senior secured promissory notes (the “2017 Notes”). The unpaid principal amounts of the 2017 Notes bear interest at the following rates until the maturity date on March 30, 2033, with interest payable quarterly in arrears as follows: 1% per annum from April 1, 2019 through December 31, 2023; 2% per annum from January 1, 2024 through December 31, 2028; and 10% per annum from January 1, 2029 through the maturity date. Commencing with the delivery to the Noteholders of the financial statements for the fiscal year ending December 31, 2019, the Company is required to remit 50% of excess cash flow each year to the Noteholders to be applied as a principal reduction to the outstanding balance of the debt. The 2017 Notes generally rank senior in right of payment to any existing or future subordinated indebtedness of the Credit Parties (as defined below). The Company may at any time upon 30 days’ notice to the Noteholders redeem all or part of the 2017 Notes at a redemption price equal to 101% of the principal amount redeemed plus any accrued and unpaid interest thereon. The 2017 Notes were entered into on July 27, 2017 as a result of a refinancing of the Company’s then outstanding senior notes with the same aggregate principal amount through the execution of the Senior Secured Note Purchase Agreement, dated as of the same date (as amended, the “Note Purchase Agreement”), with Novation Holding, Inc., a wholly-owned subsidiary of the Company ("NHI") and HCS as guarantors (together with the Company, collectively, the “Credit Parties”).

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

The carrying value of the 2017 Notes is as follows (in thousands):

	December 31, 2020	December 31, 2019
Principal balance	$85,938	$85,938
Unamortized debt premium	4,177	886
Total, 2017 Notes	$90,115	$86,824

Note 7. Commitments and Contingencies

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

On February 28, 2013, the Federal Housing Finance Agency, as conservator for the Federal Home Loan Mortgage Corporation (Freddie Mac) and purportedly on behalf of the Trustee of the NovaStar Mortgage Funding Trust, Series 2007-1 (the “Trust”), a securitization trust in which the Company retains a residual interest, filed a summons with notice in the Supreme Court of the State of New York, New York County against the Company and NMI. The notice provides that this is a breach of contract action with respect to certain, unspecified mortgage loans and defendants’ failure to repurchase such loans under the applicable agreements. Plaintiff alleges that defendants, from the closing date of the transaction that created the Trust, were aware of the breach of the representations and warranties made and failed to give notice of and cure such breaches, and due to the failure of defendants to cure any breach, notice to defendants would have been futile. Eventually, the parties reached a settlement of this matter, which required an upfront payment of $0.3 million and equal quarterly installments over three years totaling an additional $0.3 million.

DB Structured Products, Inc., Deutsche Bank AG, Deutsche Bank National Trust Company, Deutsche Bank Securities Inc., Greenwich Capital Derivatives, Inc., RBS Acceptance Inc., RBS Financial Products Inc., RBS Securities Inc., The Royal Bank of Scotland PLC, Wachovia Investment Holdings, LLC, Wells Fargo & Company, Wells Fargo Advisors, LLC, Wells Fargo Bank, N.A. and Wells Fargo Securities, LLC (collectively, the “Indemnity Claimants”) filed proofs of claim in the Company’s bankruptcy case asserting the right to be indemnified by the Company for, and/or to receive contribution from the company in respect of, certain liabilities incurred as a result of their roles in the issuance of residential mortgage-backed securities sponsored by the Company.  Eventually, the parties reached a settlement in this matter, which required an upfront payment of $0.5 million and equal quarterly installments over three years totaling an additional $0.4 million.

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

The estimated fair values of the Company's financial instruments are as follows as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
2017 Notes (Level 3)	$90,115	$11,365	$86,824	$21,289

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

Goodwill — See Note 4 to the consolidated financial statements for more information on the goodwill impairment assessments performed in 2020.

Assets reported at fair value on a nonrecurring basis include the following (in thousands):

	December 31, 2020
	Fair Value (Level 3)	Gains and (Losses)
Goodwill	$—	$(3,905)

Activity during 2020 for Goodwill, the Company's only Level 3 asset, measured on a nonrecurring basis is included in the following table (in thousands):

Goodwill Activity:
Balance, December 31, 2019	$3,905
Impairment charge	(3,905)
Balance, December 31, 2020	$—

The determination of the goodwill impairment was based on a discounted cash flow approach utilizing forecasted revenue ranging from $57 million to $69 million, historical operating income percentages, and a cost of capital of approximately 15%.

Prior to the Company's acquisition of HCS in 2017, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. The Company retains clean-up call rights associated with prior servicing activities and has determined these clean-up call rights have no fair value as of December 31, 2020 and 2019.

Note 9. Income Taxes

The components of income tax expense (benefit) from continuing operations are (in thousands):

	For the Years Ended December 31,
	2020	2019
Current:
Federal	$—	$(11)
State and local	28	36
Total current	$28	$25

Below is a reconciliation of the expected federal income tax expense (benefit) using the federal statutory tax rate of 21% to the Company’s actual income tax expense (benefit) and resulting effective tax rate (in thousands).

	For the Years Ended December 31,
	2020	2019

Income tax benefit at statutory rate	$(1,926)	$(2,949)

State income taxes, net of federal tax benefit	(71)	36
Valuation allowance	2,278	2,528
Bankruptcy reorganization	—	9
Other	(253)	401
Total income tax expense	$28	$25

Prior to 2019, the Company concluded that it was no longer more likely than not that it would realize a portion of its deferred tax assets. As such, the Company maintained a full valuation allowance against its net deferred tax assets as of both December 31, 2020 and 2019.

The Company's determination of the realizable deferred tax assets requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods. As of December 31, 2020 and 2019, the Company maintained a valuation allowance of $168.8 million and $166.5 million, respectively, for its deferred tax assets.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 are (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Federal NOL carryforwards	$153,320	$152,705
State NOL carryforwards	9,044	9,003
Goodwill impairment, HCS	2,069	1,084
Business interest expense limitation	2,578	1,877
Other	1,812	1,876
Gross deferred tax asset	168,823	166,545
Valuation allowance	(168,823)	(166,545)
Deferred tax asset	—	—
Deferred tax liabilities:
Other	—	—
Deferred tax liability	—	—
Net deferred tax asset	$—	$—

The other deferred tax assets consist of differences in various accrued expenses, debt restructuring expenses, goodwill and intangible asset book to tax differences, and various other book to tax differences.

As of December 31, 2020, the Company had a federal NOL of approximately $730.1 million, including $250.3 million in losses on mortgage securities that have not been recognized for income tax purposes. The federal NOL may be carried forward to offset future taxable income, subject to applicable provisions of the Internal Revenue Code (the "Code"). If not used, these NOLs will expire in years 2025 through 2037. Due to tax reform enacted in 2017, NOLs created after 2017 carry forward indefinitely; the portion of NOLs that will not expire is $94.9 million. The Company has state NOL carryforwards arising from both combined and separate filings from as early as 2004. The state NOL carryforwards may expire as early as 2019 and as late as 2037.

The activity in the accrued liability for unrecognized tax benefits for the years ended December 31, 2020 and 2019 was (in thousands):

	For the Years Ended December 31,
	2020	2019
Beginning balance	$—	$11
Gross increases – tax positions in current period	—	—
Lapse of statute of limitations	—	(11)
Ending balance	$—	$—

Accounting for income taxes, including uncertain tax positions, represents management's best estimate of various events and transactions, and requires significant judgment. As of December 31, 2020 and 2019. there were no unrecognized tax benefits. The Company does not expect any other significant change in the liability for unrecognized tax benefits in the next twelve months. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. The benefit for interest and penalties recorded in income tax expense was not significant for 2020 and 2019. There were accrued interest and penalties of less than $0.1 million as of both December 31, 2020 and 2019. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. Tax years 2017 to 2020 remain open to examination for both U.S. federal income tax and major state tax jurisdictions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures were not effective as of December 31, 2020, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2020 based on the framework set forth in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation and its assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

As a result of the HCS acquisition and the generally weak controls at HCS discussed above, we determined that we have a material weakness in our disclosure controls and procedures. We are working to remediate this material weakness as discussed above, but have not completed the process to document and test the new control processes.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

Howard M. Amster, age 73, has been a member of the Board since 2009. Mr. Amster currently is an owner and operator of multiple real estate investments. Since March 1998, Mr. Amster has served as President of Pleasant Lake Apts. Corp., the corporate general partner of Pleasant Lake Apts. Limited Partnership. In addition, Mr. Amster has served as a director of Phenixfin Corp since August 2020.  Mr. Amster served as a director of Maple Leaf Financial, Inc., the holding company for Geauga Savings Bank, until it was acquired by Farmers Banc Corp in 2020. Mr. Amster also served as a Financial Advisor at McDonald Partners, LLC, a securities brokerage firm from 2015 to 2020. From 2000 to 2015, Mr. Amster served as a Principal with Ramat Securities Ltd., a securities brokerage firm. From 1992 to 2000, Mr. Amster was an investment consultant with First Union Securities (formerly EVEREN Securities and formerly Kemper Securities). The Board believes Mr. Amster’s qualifications to serve on the Board include his investment experience and his service as a director of public companies.

Howard Timothy Eriksen, age 52, has been a member of the Board since April 2018. Mr. Eriksen has been the Chief Executive Officer and Interim Chief Financial Officer of Solitron Devices, Inc. (“Solitron”), a manufacturer of solid-state semiconductor components, since July 2016. Mr. Eriksen also serves as the Managing Member of Eriksen Capital Management LLC (“ECM”), a Lynden, Washington based investment advisory firm that he founded in 2005. Previously, Mr. Eriksen worked for Walker’s Manual, Inc., a publisher of books and newsletters on micro-cap stocks, unlisted stocks and community banks, from 2004 to 2005, and prior to that for Kiewit Pacific Co, a subsidiary of Peter Kiewit Sons, a construction and mining services company, as an administrative engineer on the Benicia Martinez Bridge project. Mr. Eriksen has been a member of the board of directors of Solitron since August 2015. Mr. Eriksen has been a member of the board of directors of TSR Inc. since October 2019, and since December 2019 Lead Independent Director, Chairman of the Audit and Nominating Committees, and a member of the Compensation and Special Committees.  Mr. Eriksen received a Bachelor of Arts from The Master’s University and a Master of Business Administration from Texas A&M University.  The Board believes that Mr. Eriksen’s qualifications to serve on the Board include his financial expertise and operating experience at other small-cap companies.

Barry A. Igdaloff, age 66, has been a member of the Board since 2009 and Chairman of the Board since August 2020. Mr. Igdaloff served as the sole proprietor of Rose Capital, a registered investment advisor in Columbus, Ohio, since 1995. Mr. Igdaloff was a director of Dynex Capital, Inc. from 2000 through  2020. Previously, Mr. Igdaloff was a director of Guest Supply, Inc. prior to its acquisition by Sysco Foods in 2001.  Prior to entering the investment business, Mr. Igdaloff was an employee of Ernst & Whinney’s international tax department.  Mr. Igdaloff is a non-practicing CPA and a non-practicing attorney. The Board believes Mr. Igdaloff’s qualifications to serve on the Board include his financial expertise, his years of experience as an investment advisor, attorney, and CPA and his service as a director of public companies.

Lee D. Keddie, age 52, has been a member of the Board since April 2018. Mr. Keddie has been President and Chief Executive Officer of CompuMed Inc. (OTC:CMPD) (“CompuMed”), an enterprise telemedicine solutions company, since November 2015. In addition, he has been President and Chief Executive Officer of Value Creation Management Group LLC, a company that invests in and provides consulting to companies that need operational improvement, since September 2014. Previously, Mr. Keddie spent 13 years with HKX, Inc., a developer of control systems for excavators, as a Co-Owner, President & General Manager, from January 1999 to September 2013. Prior to his business leadership roles, Mr. Keddie spent over eight years in both the commercial and military sectors of the aircraft industry. He has been a member of the board of directors of CompuMed since November 2014 and of Stephan Co. (OTC:SPCO), a manufacturer of hair care products, since March 2015. Mr. Keddie was a board member of Essex Rental Corp. (NASDAQ:ESSX), a company that rents and distributes construction lifting equipment, from June 2015 to February 2017. Mr. Keddie is a professional engineer and received an Honors Co-op Mechanical Engineering Degree from the University of Waterloo. He spent two additional years at the University of Toronto in Aerospace Studies. The Board believes Mr. Keddie’s qualifications to serve on the Board include his extensive operating expertise and experience as a director of public companies.

David W. Pointer, age 51, has been our Chief Executive Officer since March 27, 2018. He has served as the Managing Partner of V.I. Capital Management, LLC, a registered investment advisory firm that he founded, since January 2008. Prior to that, Mr. Pointer was a Senior Portfolio Manager and Senior Vice President at ICM Asset Management, an employee-owned investment manager, from September 2003 to September 2007, as well as Portfolio Manager at AIM/INVESCO Investments, an investment management firm, from July 1999 to August 2003. Mr. Pointer has served on the Board of Directors of CompuMed, an enterprise telemedicine solutions company, since December 2013 and as Chairman since October 2014, and as Co-Chief Executive Officer from November 2015 to January 2016. He also has served on the Board of Directors of Solitron Devices, Inc., a manufacturer of solid-state semiconductor components since August 2015 and as Chairman since July 2016. Previously, Mr. Pointer served on the Board of Directors of ALCO Stores, Inc., a retailer, from September 2014 to June 2015. Mr. Pointer has taught Corporate Finance as an adjunct faculty in Whitworth University’s MBA program as well as Gonzaga University’s MBA program and is an expert in financial analysis and financial markets. Mr. Pointer holds a Bachelor of Science in Business Administration from Central Washington University and a Master of Business Administration from the Wharton School of Business at the University of Pennsylvania. Mr. Pointer is a member of the CFA Institute and a Chartered Financial Analyst.

Carolyn K. Campbell, age 50, has served as our Chief Financial Officer since August 2017. She previously worked as an independent contractor in internal audit and tax roles for various businesses from July 2016 to August 2017. From 2007 to March 2016, Ms. Campbell served as the Company’s Internal Audit Manager and was responsible for overseeing corporate audit processes and developing and implementing risk-based audit plans and internal controls over financial recordkeeping and reporting. From 2001 to 2004, Ms. Campbell was an internal auditor with Butler Manufacturing Company, a construction engineering company. From 1995 to 2001, Ms. Campbell was employed by Houlihan’s Restaurant Group, a developer of restaurant concepts, most recently as a tax analyst. Ms. Campbell holds a Bachelor of Science in Business Administration from the University of Central Missouri.

CORPORATE GOVERNANCE AND RELATED MATTERS

Board Leadership Structure

The Board is led by Mr. Igdaloff, who serves as the Chairman of the Board having such responsibilities set forth in the Company's' Corporate Governance Guidelines. The Board has determined that this leadership structure is in the best interests of the Company’s shareholders at this time.

Board and Committee Meetings

During 2020, there were 5 meetings of the Board, 4 meetings of the Audit Committee, 2 meetings of the Compensation Committee and 2 meetings of the Nominating and Corporate Governance Committee, not including actions taken outside of a meeting by unanimous written consent. Each director participated in at least 75% of the meetings of the Board and the committees on which he served during the periods for which he has been a director or committee member. We have no written policy regarding director attendance at our annual meetings of shareholders.

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

The charter of the Compensation Committee permits the Compensation Committee to engage outside consultants. In 2020, the Compensation Committee did not retain a compensation consultant.

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

Involvement in Certain Legal Proceedings

V.I. Capital Management, LLC (“V.I. Capital”) and Chief Executive Officer David W. Pointer are subject to a consent order (the “Consent Order”) from the State of Washington Department of Financial Institutions, Securities Division, dated March 12, 2018 (Order Number S-16-2093-17-CO01), relating to alleged breaches of their fiduciary duty as investment advisors to their clients, including (i) failure to disclose certain conflict of interest stemming from Mr. Pointer’s service on the Boards of Directors of CompuMed and Solitron Devices, Inc., (ii) pledging V.I. Capital investment fund assets as collateral for a line of credit for CompuMed, Inc. and failing to disclose such pledge to V.I. Capital’s year-end auditor, and (iii) failure to timely distribute audited financial statements and a final fund audit to investors. As conditions of the Consent Order, V.I. Capital and Mr. Pointer agreed to (i) cease and desist from violating the Securities Act of 1933, (ii) pay a fine of $10,000 and (iii) pay costs of $2,500. Mr. Pointer also agreed that he will not be a principal, officer or owner of an investment adviser or broker-dealer for 10 years following the entry of the Consent Order, but he may apply for a securities salesperson or investment adviser representative registration with an acceptable plan of supervision.

Item 11. Executive Compensation

DIRECTOR COMPENSATION

The following table presents a summary of the compensation earned by each director who served on the Board during the fiscal year ended December 31, 2020, other than our Chief Executive Officer Mr. Pointer, whose compensation is described in the Executive Compensation section below:

Name	Fees earned or paid in cash	Stock Awards (1) (2)	Total
Barry A. Igdaloff	$68,500	—	$68,500
Howard M. Amster	$36,000	—	$36,000
Howard Timothy Eriksen	$36,000	—	$36,000
Lee D. Keddie	$41,000	—	$41,000

(1)	Represents the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718.
(2)	There were no stock awards granted to the Board in 2020.

On September 20, 2019, the Board approved base compensation for each of the Company’s non-employee directors, Barry A. Igdaloff, Howard M. Amster, Howard Timothy Eriksen and Lee D. Keddie, in an amount of $36,000 per annum, payable in cash on a quarterly basis and 500,000 shares of restricted stock.  The Board approved additional compensation for the chairmen of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee in the amounts of $15,000, $5,000, and $5,000 per annum, respectively, payable in cash on a quarterly basis. In addition, the Board approved additional compensation for the Lead Independent Director of 100,000 shares of restricted stock. This base compensation was applicable for non-employee directors for the year ended December 31, 2020. On August 13, 2020, the Board appointed Barry A. Igdaloff as Chairman of the Board and approved additional compensation in the amount of $25,000 per annum, payable in cash on a quarterly basis.

In payment of the equity component of the directors' base compensation as discussed above, on October 1, 2019, each of the non-employee directors received 500,000 shares of restricted stock, except Mr. Igdaloff received 600,000 shares, pursuant to the terms and conditions of the 2015 Incentive Plan and each director’s respective award agreement. These shares vested at 50% on the first anniversary of the grant date, October 1, 2020, and 50% on the second anniversary of the grant date, October 1, 2021. As stated in the table above, there were no stock awards granted to the Board in 2020.

EXECUTIVE COMPENSATION

Our named executive officers during 2020 (each a “Named Executive Officer”) were(i) David W. Pointer, our Chief Executive Officer, and (ii) Carolyn K. Campbell, our Chief Financial Officer.

Summary Compensation Table

The following table sets forth the compensation of our Named Executive Officers for the periods indicated.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	All Other Compensation	Total
David W. Pointer (2) (3) (4)	2020	$250,000	$18,000	$80,000	$109	$348,109
Chief Executive Officer	2019	$131,154	$150,000	$100,000	$90	$381,244
Carolyn K. Campbell (5) (6) (7)	2020	$150,000	$50,000	$8,250	$368	$208,618
Chief Financial Officer	2019	$150,000	$46,750	$12,500	$340	$209,590

(1)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(2)	Mr. Pointer serves as the Chief Executive Officer of both Novation and HCS.
(3)	Represents the grant date fair value of 2,000,000 shares of restricted stock granted to Mr. Pointer on February 4, 2020. 100% of these shares vested on October 1, 2020.
(4)	Represents the grant date fair value of 2,000,000 shares of restricted stock granted to Mr. Pointer on January 22, 2019. 100% of these shares vested on October 1, 2019.
(5)	Ms. Campbell serves as the Chief Financial Officer of both Novation and HCS.
(6)	Represents the grant date fair value of 165,000 shares of restricted stock granted to Ms. Campbell on February 4, 2020. 100% of these shares vested on October 1, 2020.
(7)	Represents the grant date fair value of 250,000 shares of restricted stock granted to Ms. Campbell on January 22, 2019. 100% of these shares vested on October 1, 2019.

Outstanding Equity Awards at Fiscal Year-End 2020

There were no outstanding equity incentive plan awards for our Named Executive Officers as of December 31, 2020.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth sets forth certain information with respect to beneficial ownership of the Company’s common stock as of March 4, 2021 by: (i) each person, or group of affiliated persons, known to us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors and named executive officers, and (iii) all of our current directors and executive officers as a group. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The information relating to 5% beneficial owners is based on information we received from such holders. Except as otherwise set forth below, the address of the persons listed below is c/o Novation Companies, Inc., 9229 Ward Parkway, Suite 340, Kansas City, MO 64114.

	Beneficial Ownership of Common Stock
Name of Beneficial Owner	Shares	Percent of Class (1)
Directors and Named Executive Officers
Howard M. Amster (2)	500,000	*
Howard Timothy Eriksen (3)	1,333,333	1.1%
Barry A. Igdaloff (4)	6,953,390	6.2%
Lee D. Keddie (5)	1,333,333	1.1%
Carolyn K. Campbell (6)	565,000	*
David W. Pointer (7)	5,000,000	4.3%
All current directors and executive officers as a group (6 persons) (8)	15,685,056	13.7%

5% Beneficial Owners
Massachusetts Mutual Life Insurance Company (9)	19,258,775	16.5%

*	Less than 1%
(1)

Based on 116,655,893 shares of common stock outstanding as of February 25, 2021. Shares of common stock issuable upon exercise of options, warrants or other rights or the conversion of other convertible securities beneficially owned that are exercisable or convertible within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such securities and rights and all directors and executive officers as a group.

(2)	Consists of 250,000 shares of common stock, 250,000 shares of unvested restricted stock.
(3)	Consists of 1,083,333 shares of common stock and 250,000 shares unvested restricted stock.
(4)	Consists of 3,529,707 shares of common stock, 300,000 shares of unvested restricted stock and 3,123,683 shares of common stock controlled by Mr. Igdaloff as a registered investment advisor.
(5)	Consists of 1,083,333 shares of common stock and 250,000 shares unvested restricted stock.
(6)	Consists of 565,000 shares of common stock.
(7)	Consists of 3,000,000 shares of common stock and 2,000,000 shares of unvested restricted stock.
(8)	Consists of 9,511,373 shares of common stock; 3,050,000 shares of unvested restricted stock.
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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2020 with respect to compensation plans under which the Company’s common stock may be issued.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders (1)	—	—	3,974,211
Equity compensation plans not approved by stockholder	—	—	—
Total	—	—	3,974,211

(1)	Represents shares that may be issued pursuant to outstanding options awarded under the 2015 Incentive Plan.

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

	For the Fiscal Years Ended December 31,
	2020	2019
Audit Fees (1)	$95,400	$122,000
Tax Fees (2)	7,020	11,000
Total Fees	$102,420	$133,000

(1)	Annual audit and quarterly reviews of our consolidated financial statements, assistance with and review of documents filed with the SEC.
(2)	Preparation and filing of annual state and federal income taxes.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy with respect to the pre-approval of all audit and non-audit services provided by our independent registered public accounting firm. All fees paid to our independent registered public accounting firm for fiscal years 2020 and 2019 were pre-approved in accordance with these policies. Generally, the policy requires that the Audit Committee annually approve fees exceeding $50,000 for audit services, audit-related and tax services. Fees expected to exceed $10,000 for all other services must be approved prior to engagement for those services.

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

4.5	Third Amendment to Rights Agreement, dated as of July 20, 2018, between Novation Companies, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 on the Current Report on Form 8-K filed on July 25, 2018).
4.6	Description of the Company's Securities (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K filed on March 23, 2020).
10.1	Novation Companies, Inc. Amended 2015 Incentive Stock Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed on September 21, 2020).*
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
101

The following financial information from Novation Companies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the years ended December 31, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019, (iv) Consolidated Statements of Shareholders' Deficit for the years ended December 31, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019, and (vi) the Notes to Consolidated Financial Statements.

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

NOVATION COMPANIES, INC.

DATE:	March 4, 2021	/s/ DAVID W. POINTER
David W. Pointer, Chief Executive Officer

DATE:	March 4, 2021	/s/ CAROLYN K. CAMPBELL
Carolyn K. Campbell, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

DATE:	March 4, 2021	/s/ DAVID W. POINTER
David W. Pointer, Chief Executive Officer
(Principal Executive Officer)

DATE:	March 4, 2021	/s/ CAROLYN K. CAMPBELL
Carolyn K. Campbell, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

DATE:	March 4, 2021	/s/ HOWARD M. AMSTER
Howard M. Amster, Director

DATE:	March 4, 2021	/s/ HOWARD TIMOTHY ERIKSEN
Howard T. Eriksen, Director

DATE:	March 4, 2021	/s/ BARRY A. IGDALOFF
Barry A. Igdaloff, Director and Chairman

DATE:	March 4, 2021	/s/ LEE D. KEDDIE
Lee D. Keddie, Director