Form 10-Q
period 2021-03-31
NOVATION COMPANIES, INC.
filed 2021-05-13
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of the Registrant's Common Stock outstanding on May 12, 2021 was 116,655,893.

NOVATION COMPANIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

NOVATION COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2021 (unaudited)	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,011	$1,340
Accounts and unbilled receivables	5,046	5,008
Prepaid expenses	482	663
Other	31	53
Total current assets	6,570	7,064
Non-current assets:
Intangible assets, net	4,430	4,677
Property and equipment, net	84	92
Operating lease right-of-use asset	383	339
Other	5	4
Total non-current assets	4,902	5,112
Total assets	$11,472	$12,176

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$212	$315
Accrued compensation and benefits payable	2,106	2,176
Operating lease liability	167	195
Accrued claim settlements	246	246
Other	5	4
Total current liabilities	2,736	2,936

Non-current liabilities:
Senior notes, net of unamortized debt premium of $5.0 million and $4.2 million as of March 31, 2021 and December 31, 2020, respectively	90,943	90,115
Accrued claim settlements	—	62
Operating lease liability	228	153
Total non-current liabilities	91,171	90,330
Total liabilities	93,907	93,266

Shareholders' deficit:
Common stock, $.01 par value per share, 780,000,000 shares authorized:
116,655,893 and 114,655,893 and shares issued and outstanding as of March 31, 2021 and December 31, 2020 respectively	1,166	1,146
Additional paid-in capital	746,242	746,227
Accumulated deficit	(829,843)	(828,463)
Total shareholders' deficit	(82,435)	(81,090)
Total liabilities and shareholders' deficit	$11,472	$12,176

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2021	2020
Service fee income	$12,380	$14,033
Cost and expenses:
Cost of services	11,152	12,560
General and administrative expenses	1,775	1,979
Operating loss	(547)	(506)

Other income	3	13
Interest expense	(833)	(810)

Loss before income taxes	(1,377)	(1,303)
Income tax expense	3	11
Net loss	$(1,380)	$(1,314)

Loss per share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)
Weighted average common shares outstanding:
Basic	113,605,893	110,188,393
Diluted	113,605,893	110,188,393

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited; in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, December 31, 2020	$1,146	$746,227	$(828,463)	$(81,090)
Issuances of nonvested stock	20	(20)	—	—
Compensation recognized under stock compensation plans	—	35	—	35
Net loss	—	—	(1,380)	(1,380)
Balance, March 31, 2021	$1,166	$746,242	$(829,843)	$(82,435)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, December 31, 2019	$1,123	$746,112	$(819,294)	$(72,059)
Issuances of nonvested stock	23	(23)	—	—
Compensation recognized under stock compensation plans	—	34	—	34
Net loss	—	—	(1,314)	(1,314)
Balance, March 31, 2020	$1,146	$746,123	$(820,608)	$(73,339)

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,380)	$(1,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	247	299
Amortization of debt premium and prepaid interest into interest expense	828	807
Depreciation expense	8	22
Lease (income) expense	3	(2)
Loss on disposal of fixed assets	—	11
Compensation recognized under stock compensation plans	35	34
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(38)	219
Accounts payable and accrued expenses	(103)	(59)
Accrued compensation and benefits payable	(70)	(358)
Accrued claim settlements	(62)	(61)
Other current and noncurrent assets and liabilities, net	203	(30)
Net cash used in operating activities	(329)	(432)

Cash flows from investing activities:
Purchase of property and equipment	—	(11)
Net cash used in investing activities	—	(11)

Net decrease in cash and cash equivalents	(329)	(443)
Cash and cash equivalents, beginning of period	1,340	2,032
Cash and cash equivalents, end of period	$1,011	$1,589

Supplemental disclosure of cash flow information:
Cash paid for interest	$5	$3

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the period ended March 31, 2021 (unaudited)

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

Liquidity and Going Concern – During the three months ended March 31, 2021, the Company incurred a net loss of $1.4 million and generated negative operating cash flow of $0.3 million. As of March 31, 2021, the Company had an overall shareholders deficit of $82.4 million, an aggregate of $1.0 million in cash and cash equivalents and total liabilities of $93.9 million. Of the $1.0 million in cash, $0.3 million is held by the Company's subsidiary NovaStar Mortgage LLC ("NMLLC"). This cash is available only to pay general creditors and expenses of NMLLC. Prior to executing the Amendment with the Noteholders in August 2019 (Note 5), the Company had a significant on-going obligation to pay interest under its senior notes agreement at LIBOR plus 3.5% per annum, payable quarterly in arrears until maturity on March 30, 2033, leading to a significant annual cash outflow. HCS has also experienced lower than anticipated cash flows in general due to increased costs and decrease in business from certain customers. These items have led to substantial doubt about the Company's ability to continue as a going concern.

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

In late March 2020, HCS started experiencing a reduction in Community Service Board ("CSB") customer needs related to the COVID-19 pandemic. This resulted in the layoff of approximately 8% of the Company’s employees. As HCS relies on providing healthcare staffing services to generate income, this has decreased our service fee income, and direct cost of services, accordingly. While the majority of these employees were rehired when customer demand returned, there have been some permanent loss of staffing opportunities based on changes to programs and services offered by CSBs. In addition, there is still concern at the Company about the ongoing effects of COVID-19 on our services for the foreseeable future.

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

Earnings Per Share – For the three months ended March 31, 2021 and 2020, potentially dilutive securities excluded from the computations of diluted weighted-average shares outstanding were 3.1 million and 4.5 million shares of restricted common stock, respectively.

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

The Company's condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments have been made, which were of a normal and recurring nature, for a fair presentation of the condensed consolidated financial statements. The Company's condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included herein and the consolidated financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K").

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

	Three Months Ended March 31, 2021 (unaudited)		Three Months Ended March 31, 2020 (unaudited)
Type of Customer
CSB	$11,739	94.8%	$13,767	98.1%
Other	641	5.2%	266	1.9%
Total	$12,380	100.0%	$14,033	100.0%

Accounts and unbilled receivables are summarized as follows, in thousands:

	March 31, 2021 (unaudited)	December 31, 2020
Accounts receivable	$2,928	$2,705
Unbilled receivables (Contract Assets)	2,119	2,303
Allowance for doubtful accounts	(1)	—
Total	$5,046	$5,008

During the three months ended March 31, 2021, 66% of service fee income was generated from three customers. For the three months ended March 31, 2020, 59% of service fee income was generated from three customers. As of March 31, 2021 and March 31, 2020, 59% and 67% of accounts and unbilled receivables were due from three and four customers, respectively. At March 31, 2021 and March 31, 2020, 89% and 97% of accounts and unbilled receivables were due from 12 CSB customers, respectively.

Note 3. Intangible Assets

	March 31, 2021 (unaudited)			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived assets (in thousands)
Tradenames	$1,147	$—	$1,147	$1,147	$—	$1,147
Total indefinite-lived assets	$1,147	$—	$1,147	$1,147	$—	$1,147

Finite-lived assets (in thousands)
Customer relationships	$6,895	$3,612	$3,283	$6,895	$3,365	$3,530
Non-compete agreement	627	627	—	627	627	—
Total finite-lived assets	$7,522	$4,239	$3,283	$7,522	$3,992	$3,530

Amortization expense (unaudited, in thousands)
Three Months Ended March 31, 2021	$247
Estimated future amortization expense (unaudited, in thousands)
2021	$739
2022	985
2023	985
Thereafter	575
Total estimated amortization expense	$3,283

Note 4. Leases

Our leases consist primarily of office space. Leases with an initial term of 12 months or less, and leases which are on a month-to-month basis, are not recorded on the condensed consolidated balance sheets. For these leases we recognize lease expense on a straight-line basis over the lease term. The Company does not have any finance leases.

Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to three years or more. The exercise of lease renewal options is at our discretion. Our lease agreements do not contain any variable lease payments, residual value guarantees or restrictive covenants. The components of lease expense for the three months ended March 31, 2021 and 2020 were immaterial.

As our leases do not provide an implicit interest rate, we use our incremental current borrowing rate in determining the present value of lease payments.

Maturities of lease liabilities were as follows (in thousands):

March 31, 2021 (unaudited)
Remaining 2021	$158
2022	90
2023	58
Thereafter	142
Total	$448
Less interest	53
Present value of lease liabilities	$395

Other information related to the Company's operating leases was as follows (in thousands):

March 31, 2021 (unaudited)
Lease Term and Discount Rate
Weighted average remaining lease term (years)	3.60
Weighted average discount rate	6.75%

Note 5. Borrowings

Note Refinancing and 2017 Notes — As of March 31, 2021, the Company has $85.9 million in aggregate borrowings outstanding under three senior secured promissory notes, as amended in 2019 (the “2017 Notes”). The unpaid principal amounts of the 2017 Notes bear interest at the following rates until the maturity date on March 30, 2033, with interest payable quarterly in arrears as follows: 1% per annum from April 1, 2019 through December 31, 2023; 2% per annum from January 1, 2024 through December 31, 2028; and 10% per annum from January 1, 2029 through the maturity date. Commencing with the delivery to the Noteholders of the financial statements for the fiscal year ended December 31, 2020, the Company is required to remit 50% of excess cash flow each year to the Noteholders to be applied as a principal reduction to the outstanding balance of the debt. The Company did not have excess cash flow in 2020, therefore did not make any cash payments in 2021 towards the principal balance of the debt. The 2017 Notes generally rank senior in right of payment to any existing or future subordinated indebtedness of the Credit Parties (as defined below). The Company may at any time upon 30 days’ notice to the Noteholders redeem all or part of the 2017 Notes at a redemption price equal to 101% of the principal amount redeemed plus any accrued and unpaid interest thereon. The 2017 Notes were entered into on July 27, 2017 as a result of a refinancing of the Company’s then outstanding senior notes with the same aggregate principal amount through the execution of the Senior Secured Note Purchase Agreement, dated as of the same date (as amended, the “Note Purchase Agreement”), with NHI and HCS as guarantors (together with the Company, collectively, the “Credit Parties”).

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

Under the terms of the 2019 Amendment, which qualified as a troubled debt restructuring at that time, the Company issued to the Noteholders 9,000,000 shares of common stock of the Company and ten-year warrants allowing the Noteholders to purchase up to 22,250,000 shares of the Company’s common stock at an exercise price of $0.01 per share. These warrants can be exercised at any time prior to expiration. At the time of the amendment, the outstanding principal balance of the notes were reduced by the fair value of the common stock and warrants issued by the Company, resulting in debt premium of $0.9 million, offset by accrued interest of $0.5 million. The Company will amortize the debt premium and prepaid interest over the amended term of the Note Purchase Agreement using the effective interest method.

The carrying value of the 2017 Notes is as follows (in thousands):

	March 31, 2021 (unaudited)	December 31, 2020
Principal balance	$85,938	$85,938
Unamortized debt premium	5,005	4,177
Total, 2017 Notes	$90,943	$90,115

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

On May 21, 2008, a purported class action case was filed in the Supreme Court of the State of New York, New York County, by the New Jersey Carpenters' Health Fund, on behalf of itself and all others similarly situated. Defendants in the case included NovaStar Mortgage Funding Corporation (“NMFC”) and NovaStar Mortgage, Inc. ("NMI"), wholly-owned subsidiaries of the Company, and NMFC's individual directors, several securitization trusts sponsored by the Company (“affiliated defendants”) and several unaffiliated investment banks and credit rating agencies. The case was removed to the United States District Court for the Southern District of New York. On June 16, 2009, plaintiff filed an amended complaint. Plaintiff seeks monetary damages, alleging that the defendants violated Sections 11, 12 and 15 of the Securities Act of 1933, as amended, by making allegedly false statements regarding mortgage loans that served as collateral for securities purchased by plaintiff and the purported class members. On August 31, 2009, the Company filed a motion to dismiss the plaintiff's claims, which the court granted on March 31, 2011, with leave to amend. Plaintiff filed a second amended complaint on May 16, 2011, and the Company again filed a motion to dismiss. On March 29, 2012, the court dismissed plaintiff's second amended complaint with prejudice and without leave to replead. Plaintiff filed an appeal in the United States Court of Appeals for the Second Circuit (the "Appellate Court"). On March 1, 2013, the Appellate Court reversed the judgment of the lower court, which had dismissed the case. Also, the Appellate Court vacated the judgment of the lower court which had held that plaintiff lacked standing, even as a class representative, to sue on behalf of investors in securities in which plaintiff had not invested, and the appellate court remanded the case back to the lower court for further proceedings. On April 23, 2013 plaintiff filed its memorandum with the lower court seeking a reconsideration of the earlier dismissal of plaintiff's claims as to five offerings in which plaintiff was not invested, and on February 5, 2015, the lower court granted plaintiff's motion for reconsideration and vacated its earlier dismissal. On March 8, 2017, the affiliated defendants and all other parties executed an agreement to settle the action, with the contribution of the affiliated defendants to the settlement fund being paid by their insurance carriers. The court certified a settlement class and granted preliminary approval to the settlement on May 10, 2017.  One member of the settlement class objected to the settlement and sought a stay of the final settlement approval hearing on the ground that it did not receive notice of the settlement and had no opportunity to timely opt out of the class.  After the court rejected the motion for a stay, the objector filed an appeal and requested a stay of the district court proceedings pending disposition of the appeal. The court of appeals denied the temporary stay of the district court proceedings and on October 19, 2018 dismissed the appeal as moot.  Following the court of appeals’ denial of the objector’s petition for rehearing, the district court on March 7, 2019 held a fairness hearing. On March 8, 2019, the district court issued a memorandum and order approving the settlement as fair, reasonable and adequate, and dismissing the action with prejudice.  Following entry of judgment, the objector filed a notice of appeal on March 26, 2019, and their opening brief was filed on June 28, 2019. The defendants answered on September 27, 2019, and the objector replied on October 18, 2019. Oral argument was held on February 19, 2020. Assuming the settlement approval becomes final, which is expected, the Company will incur no loss.  The Company believes that the affiliated defendants have meritorious defenses to the case and, if the settlement approval does not become final, expects them to defend the case vigorously.

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

The estimated fair values of the Company's financial instruments are (in thousands):

	March 31, 2021 (unaudited)		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
2017 Notes (Level 3)	$90,943	$12,075	$90,115	$11,365

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

Prior to the Company's acquisition of HCS in 2017, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. During 2018, the Company sold all but 33 non-performing mortgage securities. The Company retains clean-up call rights associated with prior servicing activities, and has determined these clean-up call rights have no fair value as of March 31, 2021 and December 31, 2020.

Note 8. Income Taxes

Prior to 2018, the Company concluded that it was no longer more likely than not that it would realize a portion of its deferred tax assets. Therefore, as of March 31, 2021 and December 31, 2020, the Company maintained a full valuation allowance against its net deferred tax assets of $169.1 million and $168.8 million, respectively. The Company's determination of the realizable deferred tax assets requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods. Because of the full valuation allowance, the Company's effective tax rate is expected to be near 0% and therefore the income tax expense is not material for any period presented.

As of March 31, 2021, the Company had a federal NOL of approximately $730.6 million, including $250.3 million in losses on mortgage securities that have not been recognized for income tax purposes. The federal NOL may be carried forward to offset future taxable income, subject to applicable provisions of the Internal Revenue Code (the "Code"). If not used, these NOLs will expire in years 2025 through 2037. Due to tax reform enacted in 2017, NOLs created after 2017 carry forward indefinitely. The 2020 tax return has not been filed as of the date of this report. The estimated federal NOL that does not expire included in the total above is $95.5 million. States may vary in their treatment of post 2017 NOLs. The Company has state NOL carryforwards arising from both combined and separate filings from as early as 2004. The state NOL carryforwards may expire as early as 2024 and as late as 2037.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this report regarding Novation Companies, Inc. and its business that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are those that predict or describe future events, do not relate solely to historical matters and include statements regarding management's beliefs, estimates, projections, and assumptions with respect to, among other things, our future operations, business plans and strategies, as well as industry and market conditions, all of which are subject to change at any time without notice. Words such as “believe,” “expect,” “anticipate,” “promise,” “plan,” and other expressions or words of similar meanings, as well as future or conditional auxiliary verbs such as “would,” “should,” “could,” or “may” are generally intended to identify forward-looking statements. Risks, uncertainties, contingencies, and developments, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and those identified in “Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, (the "2020 Form 10-K"), could cause our future operating results to differ materially from those set forth in any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

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

Financial Highlights and Key Performance Metrics

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

	March 31, 2021 (unaudited)	December 31, 2020
Cash and cash equivalents	$1,011	$1,340

	For the Three Months Ended March 31, (unaudited)
	2021	2020
Service fee income	$12,380	$14,033
General and administrative expenses	$1,775	$1,979
Net loss available to common shareholders, per basic share	$(0.01)	$(0.01)

Critical Accounting Policies

In our 2020 Form 10-K, we disclose critical accounting policies that require management to use significant judgment or that require significant estimates. Management regularly reviews the selection and application of our critical accounting policies. See Note 1 to the condensed consolidated financial statements for a discussion of significant accounting policies.

Results of Operations for the Three Month Period Ended March 31, 2021 as Compared to March 31, 2020

Service Fee Income and Cost of Services

HCS delivers outsourced full-time and part-time employees primarily to Community Service Boards (“CSBs”), quasi state organizations that provide behavioral health services at facilities across Georgia including mental health services, developmental disabilities programs and substance abuse treatments. The State of Georgia has a total of 25 CSBs. Each CSB has a number of facilities, including crisis centers, outpatient centers and 24-hour group homes that require a broad range of employees, such as registered nurses, social workers, house parents and supervisors. The CSB market in Georgia is large and growing steadily, as the demand for the services provided by the CSBs continues to grow. In addition to providing outsourced employees to CSBs, HCS also provides healthcare outsourcing and staffing services to hospitals, schools and a variety of privately owned businesses. The services and positions provided to non CSB clients are similar to the ones provided to CSB clients. The service fee income and costs of services in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2021 and 2020 are from the operations of HCS.

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

A significant CSB customer terminated its contract services with HCS as of January 29, 2020. In addition, due to the recent developments of COVID-19, and the resulting reduction of programs and staff utilized by CSBs, the Company did not experience an impact to service fee income and cost of services until the second quarter of 2020 and continuing through the end of 2020.

HCS revenue and cost of goods sold for the three months ended March 31, 2021 and was $12.4 million and $11.2 million, respectively. This decrease in revenue and cost of goods sold compared to the three months ended March 31, 2020 of $14.0 million and $12.6 million, respectively, is due to the loss of a significant CSB customer during the first quarter of 2020, the reduction of programs and staff utilized by CSBs, and the developments of COVID-19 throughout 2020 and into 2021. Please see Note 1 to the condensed consolidated financial statements for a discussion regarding this impact.

General and Administrative

General and administrative expenses consist of salaries, office costs, legal and professional expenses and other customary costs of corporate administration. For the three months ended March 31, 2021 and 2020, $1.3 million and $1.5 million, respectively, of the total general and administrative expenses were incurred by HCS. Corporate-level general and administrative expenses for the three months ended March 31, 2021 and 2020 were $0.5 million and $0.4 million, respectively. The decrease in general and administrative expenses results from a reduction in staffing, travel, professional fees and other costs of administration as the Company continues to focus on cost containment.

The future amount of corporate-level general and administrative expenses will depend largely on corporate activities, professional fees associated with those activities and staffing needs based on the evolving business strategy. For HCS, the amount of these expenses will depend on business growth.

Interest Expense

There was no change in interest expense period over period, with the Company incurring $0.8 million during the three months ended March 31, 2021 and 2020. See Note 5 to the condensed consolidated financial statements for a discussion of the Note Purchase Agreement and the 2017 Notes, which were amended on August 9, 2019. This Amendment, among other things, significantly reduced the interest rate applicable from January 2019 through the third quarter of 2028.

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

Overview of Cash Flow for the three months ended March 31, 2021

The following table provides a summary of our operating and investing cash flows as taken from our condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 (in thousands).

	For the Three Months Ended March 31, (unaudited)
	2021	2020
Cash flows used in operating activities	$(329)	$(432)
Cash flows used in investing activities	$—	$(11)

Operating Activities – The decrease in net cash flows used in operating activities to approximately $0.3 million during the three months ended March 31, 2021 from cash used of $0.4 million during the three months ended March 31, 2020 was driven primarily by changes in the Company's other current and assets and liabilities, net, specifically a prepayment for worker's compensation insurance paid during the first quarter of 2020 that was not required of the Company during the first quarter of 2021.

Investing Activities – There were no investing activities during the three months ended March 31, 2021. The cash flows used in investing activities during the three months ended March 31, 2020 was due to the purchase of property and equipment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures were not effective as of March 31, 2021, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

See the "Corporate Overview" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in the 2020 Form 10-K.

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
101

The following financial information from Novation Companies, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Shareholders' Deficit for the three months ended March 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVATION COMPANIES, INC.

DATE:	May 13, 2021	/s/ David W. Pointer
David W. Pointer, Chief Executive Officer
(Principal Executive Officer)

DATE:	May 13, 2021	/s/ Carolyn K. Campbell
Carolyn K. Campbell, Chief Financial Officer
(Principal Financial Officer)