Form 10-Q
period 2021-09-30
NOVATION COMPANIES, INC.
filed 2021-11-12
CIK 1025953

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of the Registrant's Common Stock outstanding on November 11, 2021 was 116,155,893.

NOVATION COMPANIES, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

NOVATION COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2021 (unaudited)	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,543	$1,340
Accounts and unbilled receivables	3,516	5,008
Prepaid expenses	224	663
Other	14	53
Total current assets	5,297	7,064
Non-current assets:
Intangible assets, net	3,938	4,677
Property and equipment, net	80	92
Operating lease right-of-use asset	293	339
Other	4	4
Total non-current assets	4,315	5,112
Total assets	$9,612	$12,176

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$211	$315
Accrued compensation and benefits payable	1,346	2,176
Operating lease liability	109	195
Accrued claim settlements	123	246
Other	8	4
Total current liabilities	1,797	2,936

Non-current liabilities:
Senior notes, net of unamortized debt premium of $6.7 million and $4.2 million as of September 30, 2021 and December 31, 2020, respectively	92,651	90,115
Accrued claim settlements	—	62
Operating lease liability	190	153
Total non-current liabilities	92,841	90,330
Total liabilities	94,638	93,266

Shareholders' deficit:
Common stock, $.01 par value per share, 780,000,000 shares authorized:
116,155,893 and 114,655,893 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,161	1,146
Additional paid-in capital	746,327	746,227
Accumulated deficit	(832,514)	(828,463)
Total shareholders' deficit	(85,026)	(81,090)
Total liabilities and shareholders' deficit	$9,612	$12,176

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited; in thousands, except share and per share amounts)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
Service fee income	$35,379	$38,747	$9,943	$12,381
Cost and expenses:
Cost of services	31,670	34,416	8,794	10,628
General and administrative expenses	5,212	5,894	1,659	1,877
Goodwill impairment charge	—	3,905	—	—
Operating loss	(1,503)	(5,468)	(510)	(124)

Other income (expense)	2	28	(4)	4
Interest expense	(2,545)	(2,462)	(864)	(836)

Loss before income taxes	(4,046)	(7,902)	(1,378)	(956)
Income tax expense	5	24	—	3
Net loss	$(4,051)	$(7,926)	$(1,378)	$(959)

Loss per share:
Basic	$(0.04)	$(0.07)	$(0.01)	$(0.01)
Diluted	$(0.04)	$(0.07)	$(0.01)	$(0.01)
Weighted average common shares outstanding:
Basic	113,605,893	110,197,754	113,608,581	110,216,273
Diluted	113,605,893	110,197,754	113,608,581	110,216,273

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited; in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, December 31, 2020	$1,146	$746,227	$(828,463)	$(81,090)
Issuances and cancellations of nonvested stock	15	(15)	—	—
Compensation recognized under stock compensation plans	—	115	—	115
Net loss	—	—	(4,051)	(4,051)
Balance, September 30, 2021	$1,161	$746,327	$(832,514)	$(85,026)

Balance, June 30, 2021	$1,166	$746,291	$(831,136)	$(83,679)
Cancellations of nonvested stock	(5)	5	—	—
Compensation recognized under stock compensation plans	—	31	—	31
Net loss	—	—	(1,378)	(1,378)
Balance, September 30, 2021	$1,161	$746,327	$(832,514)	$(85,026)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance, December 31, 2019	$1,123	$746,112	$(819,294)	$(72,059)
Issuances of nonvested stock	23	(23)	—	—
Compensation recognized under stock compensation plans	—	127	—	127
Net loss	—	—	(7,926)	(7,926)
Balance, September 30, 2020	$1,146	$746,216	$(827,220)	$(79,858)

Balance, June 30, 2020	$1,146	$746,170	$(826,261)	$(78,945)
Compensation recognized under stock compensation plans	—	46	—	46
Net loss	—	—	(959)	(959)
Balance, September 30, 2020	$1,146	$746,216	$(827,220)	$(79,858)

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,051)	$(7,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	739	861
Amortization of debt premium and prepaid interest into interest expense	2,536	2,453
Depreciation expense	22	40
Loss (gain) on disposal of fixed assets	5	(3)
Lease expense	(3)	(4)
Allowance for doubtful accounts	10
Goodwill impairment	—	3,905
Compensation recognized under stock compensation plans	115	127
Changes in operating assets and liabilities
Accounts and unbilled receivables	1,482	683
Accounts payable and accrued expenses	(104)	(195)
Accrued compensation and benefits payable	(830)	(315)
Accrued health and wellness program payable	—	(492)
Accrued claim settlements	(185)	(184)
Other current assets and liabilities, net	482	161
Net cash provided by (used in) operating activities	218	(889)

Cash flows from investing activities:
Purchase of property and equipment	(15)	(11)
Net cash used in investing activities	(15)	(11)

Net increase (decrease) in cash and cash equivalents	203	(900)
Cash and cash equivalents, beginning of period	1,340	2,032
Cash and cash equivalents, end of period	$1,543	$1,132

Supplemental disclosure of cash flow information:
Cash paid for interest	$9	$12
Cash paid for income taxes, net	$—	$45

See notes to condensed consolidated financial statements.

NOVATION COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the period ended September 30, 2021 (unaudited)

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

Liquidity and Going Concern – During the nine months ended September 30, 2021, the Company incurred a net loss of $4.1 million and generated positive operating cash flow of $0.2 million. As of September 30, 2021, the Company had an overall shareholders deficit of $85.0 million, an aggregate of $1.5 million in cash and cash equivalents and total liabilities of $94.6 million. Of the $1.5 million in cash, $0.1 million is held by the Company's subsidiary NovaStar Mortgage LLC ("NMLLC"). This cash is available only to pay general creditors and expenses of NMLLC.

Prior to executing the Amendment with the Noteholders in August 2019 (Note 5), the Company had a significant on-going obligation to pay interest under its senior note agreements at LIBOR plus 3.5% per annum, payable quarterly in arrears until maturity on March 30, 2033, leading to a significant annual cash outflow. HCS has also experienced lower than anticipated cash flows in general due to increased costs and a decrease in business from certain customers. In addition, in June of 2021, two Community Service Board ("CSB") customers, one significant, notified us of their intent to terminate their contract services with HCS during the third quarter of 2021. These items have led to substantial doubt about the Company's ability to continue as a going concern.

Management continues to work toward expanding HCS’s customer base by increasing revenue from existing customers, looking at methods to reduce overall operating costs, both at HCS and the corporate level, and targeting new customers that have not previously been served by HCS. As disclosed in Note 5 to the condensed consolidated financial statements, the Company was successful in amending the senior note agreements to lower the interest rate and receive future credit for cash interest payments made in 2019 in exchange for the issuance of common stock and warrants. Based on the terms of the amendment, the Company is not required to make cash interest payments on the senior notes from August 2019 through March 2022, leading to significant cash savings for the Company. This amendment to the Note Purchase Agreement and waiver of interest payments through April 2022 has significantly improved our forecasted cash position.

In late March 2020, HCS started experiencing a reduction in Georgia CSB customer needs related to the COVID-19 pandemic. This resulted in the layoff of approximately 8% of the Company’s employees. As HCS relies on providing healthcare staffing services to generate income, this has decreased our service fee income, and direct cost of services, accordingly. While the majority of these employees were rehired when customer demand returned, there have been some permanent loss of staffing opportunities based on changes to programs and services offered by CSBs. In addition, there is still concern at the Company about the ongoing effects of COVID-19 on our services for the foreseeable future. The Company is also experiencing increased expenses related to corporate insurance coverage (professional and general liability commercial lines). This increase has resulted in a significant rise in costs, even with the loss of staffing headcount as noted above. HCS also experiences increased costs to provide health insurance for employees. While this expense is billed to our CSB customers, for employees staffed with them that elect coverage, the rise in cost impacts our ability to remain competitive in the market.

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

Earnings Per Share – For the nine months ended September 30, 2021 and 2020, potentially dilutive securities excluded from the computations of diluted weighted-average shares outstanding were 2.8 million and 4.4 million shares of restricted common stock, respectively.

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

	Nine Months Ended September 30, 2021		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2020		Three Months Ended September 30, 2020
Type of Customer
CSB	$32,708	92.5%	$8,799	88.5%	$37,963	98.0%	$12,116	97.9%
Other	2,671	7.5%	1,144	11.5%	784	2.0%	265	2.1%
Total	$35,379	100.0%	$9,943	100.0%	$38,747	100.0%	$12,381	100.0%

Accounts and unbilled receivables are summarized as follows, in thousands:

	September 30, 2021 (unaudited)	December 31, 2020
Accounts receivable	$2,312	$2,705
Unbilled receivables (Contract Assets)	1,214	2,303
Allowance for doubtful accounts	(10)	—
Total	$3,516	$5,008

During the nine months ended September 30, 2021, 66% of service fee income was generated from four customers. For the nine months ended September 30, 2020, 72% of service fee income was generated from four customers. As of  September 30, 2021 and September 30, 2020, 52% and 65% of accounts receivables and unbilled receivables were due from two and four customers, respectively. At  September 30, 2021 and September 30, 2020, 77% and 96% of accounts receivables and unbilled receivables were due from 11 and 12 Community Service Board customers, respectively.

Note 3. Intangible Assets

	September 30, 2021 (unaudited)			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived assets (in thousands):
Tradenames	$1,147	$—	$1,147	$1,147	$—	$1,147
Total indefinite-lived assets	$1,147	$—	$1,147	$1,147	$—	$1,147
Finite-lived assets (in thousands):
Customer relationships	6,895	4,104	2,791	6,895	3,365	3,530
Non-compete agreement	627	627	—	627	627	—
Total finite-lived assets	$7,522	$4,731	$2,791	$7,522	$3,992	$3,530

Total indefinite-lived and finite-lived assets	$8,669	$4,731	$3,938	$8,669	$3,992	$4,677

Amortization expense (unaudited, in thousands)
Nine Months Ended September 30, 2021	$739
Estimated future amortization expense (unaudited, in thousands)
2021	$246
2022	985
2023	985
Thereafter	575
Total estimated amortization expense	$2,791

As disclosed in Note 1, two CSB customers, one significant, terminated their contract services with HCS during the third quarter of 2021, with notice being provided in June of 2021. As a result, we determined that the loss of these customers resulted in a triggering event for analysis of impairment of our other indefinite and definite lived intangible assets balances as of June 30, 2021. It was determined that the fair value of the HCS intangible assets exceeded the carrying value, so no impairment was necessary.

Note 4. Leases

Our leases consist primarily of office space. Leases with an initial term of less than 12 months, and leases which are on a month-to-month basis, are not recorded on the condensed consolidated balance sheets. For these leases we recognize lease expense on a straight-line basis over the lease term. The Company does not have any finance leases.

Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to three years or more. The exercise of lease renewal options is at our discretion. Our lease agreements do not contain any variable lease payments, residual value guarantees or restrictive covenants. The components of lease expense for the three and nine months ended September 30, 2021 were immaterial.

As our leases do not provide an implicit interest rate, we use our incremental current borrowing rate in determining the present value of lease payments.

Maturities of lease liabilities were as follows (in thousands):

September 30, 2021 (unaudited)
Remaining 2021	$43
2022	97
2023	58
Thereafter	142
Total	$340
Less interest	41
Present value of lease liabilities	$299

Other information related to the Company's operating leases was as follows (in thousands):

September 30, 2021 (unaudited)
Lease Term and Discount Rate
Weighted average remaining lease term (years)	3.71
Weighted average discount rate	6.75%

Note 5. Borrowings

Note Refinancing and 2017 Notes — As of September 30, 2021, the Company had $85.9 million in aggregate borrowings outstanding under three senior secured promissory notes (the “2017 Notes”). The unpaid principal amounts of the 2017 Notes bear interest at the following rates until the maturity date on March 30, 2033, with interest payable quarterly in arrears as follows: 1% per annum from April 1, 2019 through December 31, 2023; 2% per annum from January 1, 2024 through December 31, 2028; and 10% per annum from January 1, 2029 through the maturity date. Commencing with the delivery to the Noteholders of the financial statements for the fiscal year ended December 31, 2020, the Company is required to remit 50% of excess cash flow each year to the Noteholders to be applied as a principal reduction to the outstanding balance of the debt. The 2017 Notes generally rank senior in right of payment to any existing or future subordinated indebtedness of the Credit Parties (as defined below). The Company may at any time upon 30 days’ notice to the Noteholders redeem all or part of the 2017 Notes at a redemption price equal to 101% of the principal amount redeemed plus any accrued and unpaid interest thereon. The 2017 Notes were entered into on July 27, 2017 as a result of a refinancing of the Company’s then outstanding senior notes with the same aggregate principal amount through the execution of the Senior Secured Note Purchase Agreement, dated as of the same date (as amended, the “Note Purchase Agreement”), with NHI and HCS as guarantors (together with the Company, collectively, the “Credit Parties”).

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

The carrying value of the 2017 Notes is as follows (in thousands):

	September 30, 2021 (unaudited)	December 31, 2020
Principal balance	$85,938	$85,938
Unamortized debt premium	6,713	4,177
Total, 2017 Notes	$92,651	$90,115

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

The estimated fair values of the Company's financial instruments are (in thousands):

	September 30, 2021 (unaudited)		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
2017 Notes (Level 3)	$92,651	$13,632	$90,115	$11,365

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

Prior to the Company's acquisition of HCS in 2017, the Company originated, purchased, securitized, sold, invested in and serviced residential nonconforming mortgage loans and mortgage securities. During 2018, the Company sold all but 33 non-performing mortgage securities. The Company retains clean-up call rights associated with prior servicing activities, and has determined these clean-up call rights have nofair value as of  September 30, 2021 and December 31, 2020.

Note 8. Income Taxes

Prior to 2018, the Company concluded that it was no longer more likely than not that it would realize a portion of its deferred tax assets. Therefore, as of  September 30, 2021 and December 31, 2020, the Company maintained a full valuation allowance against its net deferred tax assets of $169.6 million and $168.8 million, respectively. The Company's determination of the realizable deferred tax assets requires the exercise of significant judgment, based in part on business plans and expectations about future outcomes. In the event the actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. The Company will continue to assess the need for a valuation allowance in future periods. Because of the full valuation allowance, the Company's effective tax rate is expected to be near 0% and therefore the income tax expense is not material for any period presented.

As of September 30, 2021, the Company had a federal NOL of approximately$732.1 million, including $250.3 million in losses on mortgage securities that have not been recognized for income tax purposes. The federal NOL may be carried forward to offset future taxable income, subject to applicable provisions of the Internal Revenue Code (the "Code"). If not used, these NOLs will expire in years 2025 through 2037. Due to tax reform enacted in 2017, NOLs created after 2017 carry forward indefinitely. The 2020 tax return has been filed as of the date of this report. The estimated federal NOL that does not expire included in the total above is $97.0 million. States may vary in their treatment of post 2017 NOLs. The Company has state NOL carryforwards arising from both combined and separate filings from as early as 2004. The state NOL carryforwards may expire as early as 2024 and as late as 2037.

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

Corporate Overview

Novation Companies, Inc. and its subsidiaries (the "Company," "Novation," "we," "us," or "our") through our wholly-owned subsidiary Healthcare Staffing, Inc. ("HCS"), acquired on July 27, 2017, provides outsourced health care staffing and related services in the State of Georgia. Our common stock, par value $0.01 per share, is traded on the OTC Pink marketplace of the OTC Markets Group, Inc. under the symbol “NOVC”.

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

	September 30, 2021 (unaudited)	December 31, 2020
Cash and cash equivalents	$1,543	$1,340

	Nine Months Ended September 30, (unaudited)		Three Months Ended September 30, (unaudited)
	2021	2020	2021	2020
Service fee income	$35,379	$38,747	$9,943	$12,381
General and administrative expenses	$5,212	$5,894	$1,659	$1,877
Net loss available to common shareholders, per basic share	$(0.04)	$(0.07)	$(0.01)	$(0.01)

Critical Accounting Policies

In our 2020 Form 10-K, we disclose critical accounting policies that require management to use significant judgment or that require significant estimates. Management regularly reviews the selection and application of our critical accounting policies. See Note 1 to the condensed consolidated financial statements for a discussion of significant accounting policies.

Results of Operations for the Three and Nine Month Period Ended September 30, 2021 as Compared to September 30, 2020

Service Fee Income and Cost of Services

HCS delivers outsourced full-time and part-time employees primarily to Community Service Boards (“CSBs”), quasi state organizations that provide behavioral health services at facilities across Georgia including mental health services, developmental disabilities programs and substance abuse treatments. The State of Georgia has a total of 25 CSBs. Each CSB has a number of facilities, including crisis centers, outpatient centers and 24-hour group homes that require a broad range of employees, such as registered nurses, social workers, house parents and supervisors. The CSB market in Georgia is large and growing steadily, as the demand for the services provided by the CSBs continues to grow. In addition to providing outsourced employees to CSBs, HCS also provides healthcare outsourcing and staffing services to hospitals, schools and a variety of privately-owned businesses. The services and positions provided to non CSB clients are similar to the ones provided to CSB clients. The service fee income and costs of services in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2021 are from the operations of HCS.

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

In June of 2021, two customers, one significant, notified HCS of their intent to terminate their contract services during the third quarter of 2021. As a result, we determined that the loss of this customers generated a triggering event for analysis of impairment of our other indefinite and definite lived intangible assets balance as of June 30, 2021. It was determined that the fair value of the HCS intangible assets exceeded the carrying value, so no impairment was necessary. In addition, due to the developments of COVID-19, and the resulting reduction of programs and staff utilized by CSBs, the Company experienced an impact to service fee income and cost of services starting during the second quarter of 2020 and continuing through the current quarter. However, HCS has continued to focus on growing the traditional staffing line of business in 2021, and has seen a positive impact to service fee income from this growth.

HCS revenue for the three and nine months ended September 30, 2021 was $9.9 million and $35.4 million, respectively, and for the three and nine months ended September 30, 2020 was $12.4 million and $38.7 million, respectively. This decrease is attributable to the loss of two customers during the third quarter of 2021, the reduction of programs and staff utilized by CSBs, and the developments of COVID-19 throughout 2020 and into 2021. Please see Note 1 to the condensed consolidated financial statements for a discussion regarding these impacts.

HCS cost of goods sold for the three and nine months ended September 30, 2021 was $8.8 million and $31.7 million, respectively, and for the three and nine months ended September 30, 2020 was $10.6 million and $34.4 million, respectively. This decrease in cost of goods sold is consistent with the decrease in revenue.

General and Administrative

General and administrative expenses consist of salaries, office costs, legal and professional expenses and other customary costs of corporate administration. For the three and nine months ended September 30, 2021, $1.3 million and $3.9 million of the total general and administrative expenses were incurred by HCS, as compared to $1.4 million and $4.3 million for the three and nine months ended September 30, 2020. Corporate-level general and administrative expenses for the three and nine months ended September 30, 2021 were $0.4 million and $1.3 million, respectively, as compared to $0.5 million and $1.5 million for the three and nine months ended September 30, 2020. The decrease in total general and administrative expenses results from a reduction in staffing, worker's compensation expense, and other costs of administration as the Company continues to focus on cost containment.

The future amount of corporate-level general and administrative expenses will depend largely on corporate activities, professional fees associated with those activities and staffing needs based on the evolving business strategy. For HCS, the amount of these expenses will depend on business growth.

Interest Expense

Interest expense remained static period over period, with the Company incurring $0.9 million and $2.5 million during the three and nine months ended September 30, 2021, respectively, compared to $0.8 million and $2.5 million during the three and nine months ended September 30, 2020, respectively. See Note 5 to the condensed consolidated financial statements for a discussion of the Note Purchase Agreement and the 2017 Notes, which were amended on August 9, 2019. The Amendment, among other things, significantly reduce the interest rate applicable from January 2019 through the end of 2028.

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

Overview of Cash Flow for the nine months ended September 30, 2021

The following table provides a summary of our operating and investing cash flows as taken from our condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 (in thousands).

	Nine Months Ended September 30,
	2021	2020
Cash flows provided by (used in) operating activities	$218	$(889)
Cash flows used in investing activities	(15)	(11)

Operating Activities – The change in net cash flows provided operating activities to approximately $0.2 million during the nine months ended September 30, 2021 from cash used of $0.9 million during the nine months ended September 30, 2020 was driven primarily by reductions in the accounts receivable and other current asset balances.

Investing Activities – The increase in the net cash flows used in investing activities is due to the purchase of fixed assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer, with the participation of the Company’s management, concluded that our disclosure controls and procedures were not effective as of September 30, 2021, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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
101

The following financial information from Novation Companies, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (Inline eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Shareholders' Deficit for the nine months ended September 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVATION COMPANIES, INC.

DATE:	November 12, 2021	/s/ David W. Pointer
David W. Pointer, Chief Executive Officer
(Principal Executive Officer)

DATE:	November 12, 2021	/s/ Carolyn K. Campbell
Carolyn K. Campbell, Chief Financial Officer
(Principal Financial Officer)